Form 10-K405
period 1998-12-31
GREAT LAKES DREDGE & DOCK CORP
filed 1999-05-05
CIK 885538

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                            SPECIAL FINANCIAL REPORT
                               __________________

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1998

                       Commission file number: 333-64687

                     Great Lakes Dredge & Dock Corporation
             (Exact name of registrant as specified in its charter)

     Delaware                                          13-3634726
     (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

             2122 York Road, Oak Brook, Illinois              60521
        (Address of principal executive offices)             (Zip Code)

                                 (630) 574-3000
              (Registrant's telephone number, including area code)
                               __________________

    Securities Registered Pursuant to Section 12(b) of the Act: NONE Securities Registered Pursuant to Section 12(g) of the Act: NONE
                               __________________

   Pursuant to Rule 15d-2 of the Act, this annual report contains only financial statements for the fiscal year ended December 31, 1998.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such  filing requirements for the past 90 days.       [ ] Yes     [X] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant is $120,300 based on a price of $1.00/share.

   As of April 28, 1999, there were outstanding 1,636,100 shares of Class A Common Stock, 3,363,900 shares of Class B Common Stock, and 45,000 shares of Preferred Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                    Part II

Item 8.  Financial Statements and Supplementary Data.

This Annual Report on Form 10-K for the fiscal year ended December 31, 1998 is being filed pursuant to Rule 15d-2 under the Securities Exchange Act of 1934 and contains only certified financial statements as required by Rule 15d-2. Rule 15d-2 provides generally that, if a registrant files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the registrant's last full fiscal year (or for the life of the registrant if less than a full year), than the registrant shall, within 90 days of the effective date of the registration statement, file a special report furnishing certified financial statements for such last fiscal year or other period as the case may be. Rule 15d-2 further provides that such special financial report is to be filed under cover of the facing sheet appropriate for the annual report of the registrant. Great Lakes Dredge & Dock Corporation's Registration Statement on Form S-4 (Registration No. 333-64687), declared effective February 5, 1999, did not contain the certified financial statements for the Registrant's last full fiscal year, that is, the fiscal year ended December 31, 1998. Therefore, as required by Rule 15d-2, certified financial statements for the year ended December 31, 1998 are filed herewith.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   1.   Financial Statements:

INDEX TO FINANCIAL STATEMENTS

Great Lakes Dredge & Dock Corporation

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Operations for the years ended
December 31, 1998, 1997 and 1996

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1997, and 1996

Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules:

All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

     3.  Exhibits:

(27)   Financial Data Schedule

All other schedules and exhibits are omitted because they are either not applicable or not required in this filing.

(b)  Reports on Form 8-K

No reports were filed by the Company during the fiscal year ended December 31, 1998.

                     GREAT LAKES DREDGE & DOCK CORPORATION

                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                      and

                          INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Great Lakes Dredge & Dock Corporation:

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Amboy Aggregates (Amboy) joint venture for the year ended December 31, 1998, the Company's investment in which is accounted for using the equity method. The Company's equity of $6.5 million in Amboy's net assets at December 31, 1998 and of $1.0 million in Amboy's net income for the year then ended is included in the accompanying financial statements. The financial statements of Amboy were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such joint venture, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Great Lakes Dredge & Dock Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


Chicago, IL
January 28, 1999

            GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1998 and 1997
              (in thousands, except share and per share amounts)



ASSETS                                                      1998         1997
                                                          ---------    --------
Current assets:
  Cash and equivalents                                    $     758    $  1,717
  Accounts receivable                                        37,396      40,299
  Contract revenues in excess of billings                    15,936      15,508
  Inventories                                                13,427       9,195
  Settlement advance                                              -      11,000
  Prepaid expenses                                            1,257       1,968
  Other current assets                                        5,919       8,319
                                                          ---------    --------
     Total current assets                                    74,693      88,006

Property and equipment, net                                 134,237     138,716
Inventories                                                   6,905       6,326
Investments in joint ventures                                10,507       7,569
Other                                                         8,745       4,938
                                                          ---------    --------
                                                          $ 235,087    $245,555
                                                          =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                        $  26,220    $ 31,001
  Accrued expenses                                           18,630      15,419
  Billings in excess of contract revenues                     4,842       2,974
  Current maturities of long-term debt                        2,700         200
                                                          ---------    --------
     Total current liabilities                               52,392      49,594

Long-term debt                                              167,700      57,400
Deferred income taxes                                        45,695      48,322
Foreign income taxes                                          6,944       5,078
Other                                                         6,496       5,149
                                                          ---------    --------
     Total liabilities                                      279,227     165,543

Minority interests                                            4,594       1,856
Commitments and contingencies (Note 17)                         -           -

Stockholders' equity (deficit):
  Preferred stock - 1998: $.01 par value; 250,000 shares
   authorized; 45,000 issued and outstanding.  1997:
   100 shares authorized; none issued.                            1         -
  Common stock - 1998: $.01 par value; 50,000,000 shares
   authorized; 5,000,000 issued and outstanding.  1997:
   No par value; 200 shares authorized; 100 issued
   and outstanding.                                              50      60,000
  Additional paid-in capital                                 50,457           -
  Retained earnings (deficit)                              ( 99,242)     18,156
                                                          ---------    --------
     Total stockholders' equity (deficit)                  ( 48,734)     78,156
                                                          ---------    --------
                                                          $ 235,087    $245,555
                                                          =========    ========

                See notes to consolidated financial statements.

            GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years ended December 31, 1998, 1997 and 1996
                                (in thousands)

                                                   1998      1997      1996
                                                 --------  --------  --------
Contract revenues                                $289,212  $258,296  $235,871
Costs of contract revenues                        240,578   228,383   208,717
                                                 --------  --------  --------
     Gross profit                                  48,634    29,913    27,154

General and administrative expenses                22,672    18,922    16,391
Equity incentive plan and other compensation
  expenses                                          8,169       -         -
Recapitalization related expenses                   9,527       -         -
                                                 --------  --------  --------

     Operating income                               8,266    10,991    10,763

Other income (expense):
  Interest income                                     312       316       138
  Interest expense                                (10,175)  ( 6,303)  ( 6,182)
  Equity in earnings of joint ventures              1,218     3,132     1,139
                                                 --------  --------  --------

     Income (loss) before income taxes, minority
       interests, discontinued operations and
       extraordinary item                         (   379)    8,136     5,858

Income tax expense                                (   636)  ( 2,667)  ( 2,324)
Minority interests                                ( 2,738)  ( 1,667)  (   419)
                                                 --------  --------  --------
     Income (loss) from continuing operations
       before extraordinary item                  ( 3,753)    3,802     3,115

Discontinued operations, net of tax
 benefit of $739                                      -         -     ( 1,109)
Extraordinary item, net of tax benefit of $543   (   925)      -         -
                                                 --------  --------  --------

     Net income (loss)                           $( 4,678) $  3,802  $  2,006
                                                 ========  ========  ========

                See notes to consolidated financial statements.

            GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'  EQUITY (DEFICIT)

                 Years ended December 31, 1998, 1997 and 1996
                     (in thousands, except share amounts)

                                    Number of shares
                                   -------------------
                                                                                 Additional
                                                           Common    Preferred     Paid-in     Retained
                                   Common     Preferred     Stock       Stock       Capital     Earnings     Total
                                 -----------  ---------   ---------   ---------   ----------   ---------   ---------
Balance at January 1, 1996              100        -     $  60,000   $     -      $     -      $  12,348  $  72,348
  Net income                            -          -           -           -            -          2,006      2,006
                                 ----------  ---------   ---------   ----------   ---------    ---------  ---------
Balance at December 31, 1996            100        -        60,000         -            -         14,354     74,354
  Net income                            -          -           -           -            -          3,802      3,802
                                 ----------  ---------   ---------   ----------   ---------    ---------  ---------
Balance at December 31, 1997            100        -        60,000         -            -         18,156     78,156

Exercise of stock options                 8        -         4,516         -            -            -        4,516
Tax benefit on tax compensation
  expense related to stock options
  exercised                             -          -           944         -            -            -          944
Assignment of settlement advance
  receivable                            -          -           -           -            -        (11,000)  ( 11,000)
Common stock purchased            3,552,190        -         8,704         -            -            -        8,704
Issuance of preferred stock             -       34,420         -        34,420          -            -       34,420
Conversion of common shares to
  preferred shares                     (  7)    10,580     ( 8,656)     10,580          -        ( 1,924)       -
Redemption of common shares            (100)       -       (60,000)        -            -        (99,796)  (159,796)
Record shares at par value        1,447,809        -       ( 5,458)    (44,999)      50,457          -          -
Net loss                                -          -           -           -            -        ( 4,678)  (  4,678)
                                 ----------  ---------   ---------   ---------    ---------    ---------  ---------
Balance at December 31, 1998      5,000,000     45,000   $      50   $       1    $  50,457    $ (99,242) $( 48,734)
                                 ==========  =========   =========   =========    =========    =========  =========

                See notes to consolidated financial statements.

            GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1998, 1997 and 1996
                                (in thousands)



                                                                 1998          1997          1996
                                                               ---------    ----------     ---------

OPERATING ACTIVITIES
Net income (loss)                                              $(  4,678)   $   3,802    $   2,006
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Depreciation                                                  13,950       13,615       13,881
    Earnings of joint ventures                                  (  1,218)     ( 3,132)     ( 1,139)
    Minority interests                                             2,738        1,667          419
    Deferred income taxes                                       (  2,733)     ( 3,963)     ( 3,796)
    Foreign income taxes                                           1,866        2,696        2,382
    Pension curtailment and settlement                               -            -        ( 1,688)
    Loss (gain) on dispositions of property and equipment            717      ( 3,308)     (   467)
    Compensation expense related to exercise of options            5,152          -            -
    Extraordinary item                                               925          -            -
    Other, net                                                       921      (   238)         217
    Changes in assets and liabilities:
       Accounts receivable                                         2,903      (12,242)      20,945
       Contract revenues in excess of billings                  (    428)     ( 4,256)       3,094
       Inventories                                              (  4,811)       1,264        3,915
       Prepaid expenses and other current assets                   4,712      (   250)       3,107
       Accounts payable and accrued expenses                    (  1,654)      15,315      (15,881)
       Billings in excess of contract revenues                     1,868        2,648      ( 2,321)
                                                               ---------    ---------    ---------
     Net cash flows from operating activities                     20,230       13,618       24,674

INVESTING ACTIVITIES
Purchases of property and equipment                             ( 29,129)     (11,494)     ( 5,411)
Dispositions of property and equipment                            20,213        5,437        7,820
Distributions from joint ventures                                    -          1,000          750
Investments in joint ventures                                   (  1,720)     (   630)     (   755)
Distributions to minority interests                                  -        ( 3,025)     (   700)
Deposit                                                              -          2,500      ( 2,500)
                                                               ---------    ----------   ---------
     Net cash flows from investing activities                   ( 10,636)     ( 6,212)     (   796)

FINANCING ACTIVITIES
Proceeds from long-term debt issued                               55,000        8,000          -
Repayments of long-term debt                                    (    200)     (28,836)     (18,317)
Borrowing (repayments) of revolving loans, net                  ( 57,000)      26,000      ( 6,000)
Proceeds from 11 1/4% subordinated debt issued                   115,000          -            -
Exercise of options                                                4,516          -            -
Common stock purchased                                             3,552          -            -
Issuance of preferred stock                                       34,420          -            -
Financing fees                                                  (  6,045)     ( 1,740)         -
Redemption of shares                                            (159,796)         -            -
Settlement advance                                                   -        (11,000)         -
                                                               ---------    ---------    ---------
     Net cash flows from financing activities                   ( 10,553)     ( 7,576)     (24,317)
                                                               ---------    ---------    ---------
Net decrease in cash and equivalents                            (    959)     (   170)     (   439)

Cash and equivalents at beginning of year                          1,717        1,887        2,326
                                                               ---------    ---------    ---------
Cash and equivalents at end of year                            $     758    $   1,717    $   1,887
                                                               =========    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                         $   4,928    $   5,407    $   6,131
                                                               =========    =========    =========
Cash paid for taxes                                            $   3,276    $   4,588    $   1,492
                                                               =========    =========    =========

                See notes to consolidated financial statements.

            GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share amounts)

1.  Summary of significant accounting policies

Organization and recapitalization

Great Lakes Dredge & Dock Corporation and its subsidiaries (the Company) are in the business of marine construction, primarily dredging. The Company's primary customers are domestic and foreign government agencies.

Prior to August 19, 1998, Great Lakes Dredge & Dock Corporation (GLD Corporation) was wholly owned by Blackstone Limited Partnerships (Blackstone).

On August 19, 1998, Great Lakes Dredge & Dock Corporation effected a recapitalization whereby (i) management exercised vested options representing 7% of the Company's then outstanding common stock, (ii) a portion of those shares of common stock held by management was purchased directly by Vectura Holding Company, LLC (Vectura), (iii) newly issued common stock and preferred stock was sold to Vectura and certain additional members of management, (iv) the common stock formerly held by Blackstone was redeemed, and (v) a portion of the common stock held by management and Vectura was converted into preferred stock. The redemption of the common stock formerly held by Blackstone was financed using a portion of the proceeds from $115,000 of senior subordinated debt, $110,000 new bank credit facility, and $45,000 of preferred stock and $3,552 of common stock sold to Vectura and certain members of management. As a result of the recapitalization, certain members of Company management own approximately 16% of the outstanding common stock and Vectura owns approximately 84%.

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of GLD Corporation and its subsidiaries. All significant intercompany accounts and transactions are eliminated. The Company is a joint venture partner in Amboy Aggregates and Riovia S.A., which are accounted for under the equity method.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue and cost recognition on contracts

Contract revenues are recognized under the percentage-of-completion method, based on the Company's engineering estimates of the physical percentage completed of each project. Billings on contracts are generally submitted after verification with the customers of physical quantities completed. Costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each project. Significant expenditures incurred incidental to major contracts are deferred and recognized as contract costs based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due the Company are not recognized in contract revenues until such claims are settled.

Classification of current assets and liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion unless completion of such contracts extends significantly beyond one year.

Cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories

Inventories are recorded at the lower of first-in, first-out cost or market. Inventories consist mainly of pipe, purchased spare parts and supplies.

Depreciation

Depreciation is provided over the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives by class of assets are 5 to 10 years for furniture and fixtures and 3 to 25 years for operating equipment.

Income Taxes

The Company records income taxes based upon SFAS 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. The provision for income taxes includes federal, foreign and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

Fair value of financial instruments

The carrying value of financial instruments included in current assets and liabilities approximates fair values due to the short-term maturities of these instruments. The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates. The fair value of the Company's $115,000 long term subordinated notes was $117,875 at December 31, 1998, based on quoted market prices. The contract amount of letters of credit and guarantees is a reasonable estimate of their fair value as the value for each is fixed over the life of the commitment.

Long-lived assets

Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to estimated recoverable value.

Capital stock

As part of the recapitalization, the Company authorized and issued 250,000 and 45,000 shares, respectively, of preferred stock. The preferred stock is entitled to annual dividends, if declared, which dividends are cumulative, whether or not earned or declared, and accrue at the rate of 12%, compounding annually. At December 31, 1998, dividends in arrears on the preferred stock were $1,982. Additionally, the Company authorized and issued 25,000,000 and 1,636,100 shares, respectively, of class A voting common stock, and 25,000,000 and 3,363,900 shares, respectively, of class B nonvoting common stock, with a par value of $.01 per share. Previously, authorized and issued common stock had no par value.

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for all fiscal quarters for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS 133 additionally requires changes in the fair value of derivatives to be recorded in current earnings or comprehensive income based on the intended use of the derivatives. Management is in the process of evaluating the impact of SFAS 133 on the Company's financial position, results of operations and cash flows.

Reclassifications

Certain amounts in the 1997 balance sheet and the 1997 and 1996 statements of cash flows have been reclassified to conform to the 1998 presentation.


2. Accounts receivable

Accounts receivable are as follows:

                                                 1998       1997
                                                -------    -------
          Completed contracts                   $12,682    $13,797
          Contracts in progress                  21,420     22,831
          Retainage                               4,193      4,121
                                                -------    -------
                                                 38,295     40,749
          Allowance for doubtful accounts          (899)      (450)
                                                -------    -------
                                                $37,396    $40,299
                                                =======    =======

3. Contracts in progress

The components of contracts in progress are as follows:

                                                          1998        1997
                                                        --------    --------
     Costs and earnings in excess of billings:
      Costs and earnings for contracts in progress      $108,064    $ 56,981
      Prepaid contract costs                                 -        (1,053)
      Amounts billed                                     (93,431)    (45,575)
                                                        --------    --------

     Costs and earnings in excess of billings for
      contracts in progress                               14,633      10,353
     Costs and earnings in excess of billings for
      completed contracts                                  1,303       5,155
                                                        --------    --------
                                                        $ 15,936    $ 15,508
                                                        ========    ========

     Billings in excess of costs and earnings:
      Amounts billed                                    $(45,808)   $(44,870)
      Costs and earnings for contracts in progress        40,966      41,896
                                                        --------    --------
                                                        $ (4,842)   $ (2,974)
                                                        ========    ========

4. Property and equipment

Property and equipment are as follows:

                                  1998              1997
                                --------         ---------
 Land                           $   3,066        $   2,604
 Furniture and fixtures             4,546            5,652
 Operating equipment              212,390          203,784
                                ---------        ---------
                                  220,002          212,040
 Accumulated depreciation        ( 85,765)        ( 73,324)
                                ---------        ---------
                                $ 134,237        $ 138,716
                                =========        =========

Performance bonds are customarily required for dredging and marine construction projects. The Company obtains its performance bonds through a bonding agreement with a group of insurance companies that have been granted a security interest in a substantial portion of the Company's operating equipment with a net book value of approximately $62,198 at December 31, 1998. The bonding agreement contains financial and operating covenants that limit the ability of the Company to incur indebtedness, create liens, pay dividends and take certain other actions.

In 1996, the Company paid $2,500 for an option to purchase a used hopper dredge. In 1997, the Company recovered this amount through a lease transaction.

5. Investments in joint ventures

The Company has a 50% ownership interest in Amboy Aggregates (Amboy), whose primary business is the dredge mining and sale of fine aggregate, and a 17% ownership interest in Riovia S.A., a venture whose sole business is the performance of a dredging contract in Argentina and Uruguay. The Company's share of earnings of these joint ventures is included in income as earned. Financial information for Riovia S.A. is provided as of November 30, 1998 and for the eleven months ended November 30, 1998, the most recently available information for preparation of the Company's 1998 financial statements.

Summarized information for the joint ventures is as follows:

                                             1998                 1997                1996
                                           --------             --------            --------
  Current assets                           $ 44,310             $ 37,121
  Non-current assets                         15,928               18,098
                                           --------             --------
     Total assets                            60,238               55,219

  Current liabilities                       (14,807)             (17,875)
  Non-current liabilities                   ( 8,545)             (10,737)
                                           --------             --------
     Equity                                $ 36,886             $ 26,607
                                           ========             ========

  Revenue                                    55,207               68,125              23,927
  Costs and expenses                        (52,739)             (58,070)            (20,691)
                                           --------             --------            --------
     Net income                            $  2,468             $ 10,055            $  3,236
                                           ========             ========            ========

Amboy has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest which at December 31, 1998 totaled $4,989.

In 1997, the Company paid royalties of $1,549 to Amboy for the right to mine sand related to the performance of a contract of the Company. In 1996, the Company provided dredging and towing services to Amboy and recorded revenues of $735.

6. Accrued expenses

Accrued expenses are as follows:

                                                      1998                 1997
                                                    --------             --------
  Payroll and employee benefits                     $  5,817             $  2,835
  Insurance                                            5,424                5,501
  Interest                                             5,195                  429
  Income and other taxes                               1,174                5,138
  Other                                                1,020                1,516
                                                    --------             --------
                                                    $ 18,630             $ 15,419
                                                    ========             ========


7. Long-term debt

Long-term debt is as follows:

                                                                1998                    1997
                                                             ---------                --------
  Bank debt:
    Revolving loan (prior credit agreement)                  $     -                  $ 57,000
    New term loan                                               55,000                     -
    New revolving loan                                             -                       -
  11 1/4% subordinated debt                                    115,000                     -
  Other debt                                                       400                     600
                                                             ---------                --------

                                                               170,400                  57,600
  Current maturities of long-term debt                        (  2,700)                (   200)
                                                             ---------                --------
                                                             $ 167,700                $ 57,400
                                                             =========                ========


In August 1998, the Company entered into a new bank credit agreement (Credit Agreement). The Credit Agreement, expiring in 2004, consists of a $55,000 term loan and a $55,000 aggregate revolving credit facility which may be used for borrowings or for letters of credit. At December 31, 1998, availability under the aggregate revolving credit facility was $49,145. The terms of the Credit Agreement provide for interest rate spreads based on the Company's debt level compared to earnings, as defined, and allow for various interest rate options for loan amounts and periods that are selected at the discretion of the Company. At December 31, 1998 and 1997, the average borrowing rate was 8.8% and 8.0%, respectively, including amortization of financing fees. The Company also pays an annual commitment fee of up to 0.5% on the average daily unused capacity available under the revolving credit facility.

The Credit Agreement contains provisions that require the Company to maintain a minimum net worth and certain other financial ratios, limit payment of dividends and restrict certain other transactions. Borrowings under the Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of $34,159 at December 31, 1998 and are guaranteed by certain subsidiaries of the Company.

Beginning September 30, 1999, quarterly principal payments of the term loan are required as specified in the Credit Agreement. Annual prepayments of principal may be required to the extent the Company has excess cash, as defined, and voluntary prepayments are allowed. All prepayments modify the requirements for scheduled principal payments.

Scheduled long-term debt maturities for the five years ending December 31 are as follows:

  1999              $ 2,700
  2000                6,700
  2001                9,000
  2002               11,000
  2003               12,000

On August 19, 1998, the Company issued $115,000 of senior subordinated notes (Notes) which will mature on August 15, 2008. Interest on the Notes accrues at a rate of 11 1/4% per annum and is payable semi-annually beginning on February 15, 1999. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including borrowings under the Credit Agreement. The Company's obligation under the Notes are guaranteed on a senior subordinated basis by the Company's wholly owned domestic subsidiaries.

8. Income taxes

The provision for income taxes is as follows:

                                              1998                 1997             1996
                                             -------             -------          -------
    Federal:
      Current                                $   703             $ 2,372          $ 3,070
      Current foreign                          1,741               3,112            2,268
      Deferred                                (2,451)             (3,386)          (3,396)
    State:
      Current                                    925               1,146              782
      Deferred                                (  282)             (  577)          (  400)
                                             -------             -------          -------
    Income tax expense                       $   636             $ 2,667          $ 2,324
                                             =======             =======          =======

The Company's income tax provision reconciles to the provision at the statutory U.S. federal income tax rate as follows:

                                                                 1998               1997               1996
                                                                -------            -------            -------
  Tax (benefit) expense at statutory
    U.S federal income tax rate                                 $ ( 108)           $ 2,848            $ 2,050
  State income tax, net of federal income
    tax benefit                                                     367                370                253
  Partnership gain allocated to minority
    interest                                                     (  863)            (  485)            (   35)
  Nondeductable recapitalization related
    expenses                                                      1,185                 -                  -
  Other                                                              55             (   66)                56
                                                                -------            -------            -------
  Income tax provision                                          $   636            $ 2,667            $ 2,324
                                                                =======            =======            =======

The deferred tax liabilities (assets) are as follows:

                                                                1998                1997
                                                              ---------           --------
  Gross deferred tax liabilities:
    Depreciation                                               $ 45,094           $ 47,435
    Other                                                         3,177              2,509
                                                               --------           --------
                                                                 48,271             49,944

  Gross deferred tax assets:
    Accrued liabilities                                         ( 4,979)           ( 3,919)
                                                               --------           --------
                                                                 43,292             46,025
  Net current deferred tax assets
    (included in other current assets)                            2,403              2,297
                                                               --------           --------
  Net non-current deferred tax liabilities                     $ 45,695           $ 48,322
                                                               ========           ========

9. Recapitalization related expenses

In August 1998, pursuant to the terms of the agreement for the recapitalization, the Company paid fees and expenses of $3,606 and bonuses to certain members of management of $5,921.

10.  Other compensation expenses

In September 1998, the Company approved and paid discretionary bonuses of $3,017 to certain members of management.

11. Discontinued operations

In April 1997, the Company completed the sale of its non-core aggregate towing business. Revenues from the discontinued segment were $1,575 for 1996. The loss on sale of the assets of the discontinued operations, recorded in 1996, was not material.

12. Extraordinary item

In August 1998, as a result of entering into a new credit agreement, deferred financing fees associated with the Company's prior credit agreement of $1,468 ($925 net of income tax benefit) were written off as an extraordinary item.

13. Lease commitments

The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2011. The leases contain renewal or purchase options which specify prices at the then fair market value upon the expiration of the equipment leases. Future minimum lease payments for the year ending December 31 are as follows:

  1999                                $  7,978
  2000                                   7,942
  2001                                   7,893
  2002                                   7,830
  2003                                   7,834
  Thereafter                            32,227
                                      --------
  Total minimum lease payments        $ 71,704
                                      ========

Total rent expense for the years ended December 31, 1998, 1997 and 1996 was $12,651, $16,457 and $19,926, respectively.

14. Retirement plans

The Company sponsors a 401(k) savings plan (Plan) covering substantially all non-union employees. Under the Plan, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees' contributions. Additionally, the Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of the Plan. The Company's expense for matching and discretionary contributions for 1998, 1997 and 1996 was $2,087, $1,732 and $716, respectively.

The Company also contributes to various multi-employer pension plans pursuant to collective bargaining agreements. In the event of a plan's termination or Company withdrawal from a plan, the Company may be liable for a portion of the plan's unfunded vested benefits. As of December 31, 1998, unfunded amounts, if any, are not significant. Contributions to multi-employer pension plans for the years ended December 31, 1998, 1997 and 1996 were $1,816 , $2,173 and $2,593, respectively.

During 1996, the Company terminated a non-contributory defined benefit pension plan that covered substantially all non-union employees. The pension plan's liabilities were settled in 1996 through a combination of lump sum payouts and rollovers, and a group annuity contract. The Company recognized a $2,440 curtailment gain and a $752 settlement loss on the termination of the pension plan.

15. Stock plans

The Equity Incentive Plan of Great Lakes Dredge & Dock Corporation provided for the grant of options and other stock-based awards to management personnel. On January 1, 1992, options were granted for approximately 7.5 shares of common stock at an exercise price of $600,000 per share, representing the estimated fair market value of the shares on the grant date (as defined in the Agreement). As of December 31, 1997, all options granted were fully vested and outstanding.

On August 19, 1998, all options granted under the Equity Incentive Plan were exercised which represented 7% of the common stock outstanding after the exercise. Subsequently, a portion of these shares, representing 4.8% of common stock outstanding, was sold to Vectura in conjunction with the recapitalization, resulting in non-cash compensation expense of $5,152. The Equity Incentive Plan was terminated as of the date of recapitalization.

Additionally, in August as part of the recapitalization, the Great Lakes Dredge & Dock Corporation Employee Stock Purchase Plan was terminated. There were no options granted or outstanding at the time of termination.

The Company used Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options. Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) requires disclosures of the effect to net income as if SFAS 123 had been adopted. The effects of applying SFAS 123 were not material to the Company's financial statements.

16. Segment information and concentrations of risk

The Company and its subsidiaries operate in one reportable segment of providing dredging services, which includes three primary types of work: capital, maintenance and beach nourishment. Revenues by type of work for the years ended December 31, are as follows:

                                                         1998                   1997                   1996
                                                       ---------              ---------             ---------
  Capital                                              $ 146,253              $ 111,482             $  92,588
  Beach nourishment                                       80,947                 59,036                65,838
  Maintenance                                             60,593                 74,379                47,014
  Other                                                    1,419                 13,399                30,431
                                                       ---------              ---------             ---------
                                                       $ 289,212              $ 258,296             $ 235,871
                                                       =========              =========             =========

In 1998, 1997 and 1996, 44.2%, 47.4% and 35.8%, respectively, of contract revenues were earned from contracts with federal government agencies. In 1998, 1997 and 1996, 17.1%, 10.1% and 11.8%, respectively, of contract revenues were earned from a contract with a state port authority. In 1997 and 1996, an additional 9.5% and 10.9%, respectively, were earned from contracts with a foreign government.

The Company derived revenues and gross profit from foreign project operations for the years ended December 31, as follows:

                                                  1998                  1997                 1996
                                                ---------             ---------            ---------
  Contract revenues                             $  57,591             $  55,919            $  58,166
  Costs of contract revenues                      (54,292)              (48,695)             (49,324)
                                                ---------             ---------            ---------
  Gross profit                                  $   3,299             $   7,224            $   8,842
                                                =========             =========            =========

17. Commitments and contingencies

At December 31, 1998, the Company is liable, in the normal course of business, for $1,237 in letters of credit related to contract performance guarantees.

During 1998, the Company entered into a contract to build a backhoe dredge for approximately $18,000 for delivery in mid 1999. In October 1998, the Company sold $5,687 of related construction in progress expenditures and entered into a construction agency agreement to complete the backhoe construction and a long term operating lease to operate the dredge upon completion.

In 1992, an underwater utility tunnel failed adjacent to a construction site completed by Great Lakes Dredge & Dock Company (GLDD), a wholly owned subsidiary of GLD Corporation. The failure resulted in a flooding of the tunnel and building basements serviced by the tunnel. Numerous suits were filed against GLDD for claims of flood damage to building basements and losses due to business interruption. During 1997, all outstanding claims were settled related to the flood litigation. Settlement payments totaling $11,000 were advanced by the Company. As part of the recapitalization, the right to receive the $11,000 settlement advance was retained by the Blackstone Limited Partnerships.

In the normal course of business, the Company is a defendant in various other legal proceedings. Resolution of these claims is not expected to have a material impact on the financial position or operations of the Company.

As is customary with negotiated contracts with the federal government, the government has the right to audit the books and records of the Company to ensure compliance with such contracts and applicable federal laws. The government has the ability to seek a price adjustment based on the results of such audit. Any such audits are not expected to have a material impact on the financial position or operations of the Company.

18. Related party transactions

In August 1998, the Company made recourse loans totaling $4,516 to certain members of management in connection with the exercise of their options. The loans were immediately repaid to the Company from proceeds received by management upon the sale of a portion of their common stock to Vectura.

19. Supplemental condensed consolidating financial information

The payment obligations of the Company under the 11 1/4% subordinated debt are guaranteed by the Company's wholly-owned domestic subsidiaries ("Subsidiary Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of income and statements of cash flows for the Subsidiary Guarantors, the Company's non-guarantor subsidiaries and for GLD Corporation. During the fourth quarter of 1998, Great Lakes International, Inc. (GLI), a wholly owned guarantor subsidiary of the Company, was merged into GLD Corporation. Therefore, the amounts presented in the following columns for GLD Corporation include GLI amounts and activity as if it had been merged into GLD Corporation as of January 1, 1996.

            GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidating Balance Sheet at December 31, 1998

                                                        Guarantor        Other             GLD                          Consolidated
                       ASSETS                         Subsidiaries    Subsidiaries      Corporation    Eliminations        Totals
                                                      ------------    ------------      -----------    ------------     ------------
Current assets:
  Cash and equivalents............................    $      490      $     268         $     --       $     --         $      758
  Accounts receivable.............................        33,601          3,789                  6           --             37,396
  Receivables from affiliates.....................         5,664         16,148                111        (21,923)            --
  Current portion of net investment in
    direct financing leases.......................          --            4,767              3,228         (7,995)            --
  Contract revenues in excess of billings.........        13,350          2,586               --             --             15,936
  Inventories.....................................        10,111          3,316               --             --             13,427
  Prepaid expenses and other current assets.......         4,856            168              2,152           --              7,176
                                                      ------------    ------------      -----------    ------------     ------------
               Total current assets...............        68,072         31,042              5,497        (29,918)          74,693
Property and equipment, net.......................        71,021         16,265             46,951           --            134,237
Net investment in direct financing leases.........          --            8,829              5,766        (14,595)            --
Investments in subsidiaries.......................        18,957           --              120,177        139,134             --
Notes receivable from affiliates..................        27,902          1,204               --          (29,106)            --
Inventories.......................................         6,905           --                 --             --              6,905
Investments in joint ventures.....................        10,507           --                 --             --             10,507
Other.............................................         3,647           --                5,098           --              8,745
                                                      ------------    ------------      -----------    ------------     ------------
                                                      $  207,011      $  57,340         $  183,489     $ (212,753)      $  235,087
                                                      ============    ============     ============    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable................................    $   21,578      $   4,509                123             10       $   26,220
  Payables to affiliates..........................        16,624          2,747              2,552        (21,923)            --
  Accrued expenses and other......................        11,757          1,165              5,708           --             18,630
  Current portion of obligations under capital              --            7,995               --           (7,995)            --
   leases.........................................
  Billings in excess of contract revenues.........         3,533          1,309               --             --              4,842
  Current maturities of long-term debt............           200           --                2,500           --              2,700
                                                      -------------   -----------       -------------  -------------    ------------
               Total current liabilities..........        53,692         17,725             10,883        (29,908)          52,392
Long-term debt....................................           200           --              167,500           --            167,700
Obligations under capital leases..................          --           14,595               --          (14,595)            --
Note payable to affiliate.........................          --             --               29,106        (29,106)            --
Deferred income taxes.............................        26,833          2,572             16,290           --             45,695
Foreign income taxes..............................          --             --                6,944           --              6,944
Other.............................................         4,567            429              1,500           --              6,496
                                                      -------------   -----------       -------------  -------------    ------------
               Total liabilities..................        85,292         35,321            232,223        (73,609)         279,227
Minority interests................................          --             --                 --            4,594            4,594
Stockholders' equity (deficit)....................       121,719         22,019            (48,734)      (143,738)         (48,734)
                                                      -------------   -----------       -------------  -------------    ------------
                                                         207,011      $  57,340         $  183,489     $ (212,753)      $  235,087
                                                      =============   ==========        =============  =============    ============

            GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidating Balance Sheet at December 31, 1997

                                                            Guarantor       Other           GLD                       Consolidated
                          ASSETS                           Subsidiaries   Subsidiaries  Corporation    Eliminations     Totals
                                                           ------------   ------------  -----------    ------------   ------------
Current assets:
    Cash and equivalents...................................  $  1,285      $   432        $    --       $     --         $  1,717
    Accounts receivable....................................    37,043        3,132             124            --           40,299
    Receivables from affiliates............................    18,716        9,713             --         (28,429)            --
    Current portion of net investment in
        direct financing leases............................      --          4,121           2,938         (7,059)            --
    Contract revenues in excess of billings................    14,623          885             --             --           15,508
    Inventories............................................     7,016        2,179             --             --            9,195
    Settlement advance.....................................    11,000          --              --             --           11,000
    Prepaid expenses and other current assets..............     9,280          178             829            --           10,287
                                                             --------      -------        --------      ---------        --------
                 Total current assets......................    98,963       20,640           3,891        (35,488)         88,006
 Property and equipment, net...............................    73,208       16,574          48,934            --          138,716
 Net investment in direct financing leases.................      --         13,596           8,994        (22,590)            --
 Investments in subsidiaries...............................    11,921          --          131,229       (143,150)            --
 Note receivable from affiliate............................    26,717        1,893             --         (28,610)            --
 Inventories...............................................     6,326          --              --             --            6,326
 Investments in joint ventures.............................     7,569          --              --             --            7,569
 Other.....................................................     3,633          --            1,305            --            4,938
                                                             --------      -------        --------      ---------        --------
                                                             $228,337      $52,703        $194,353      $(229,838)       $245,555
                                                             ========      =======        ========      =========        ========


    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.......................................  $ 26,879      $ 4,106        $     16       $    --         $ 31,001
    Payables to affiliates.................................    23,614        2,371           2,444        (28,429)            --
    Accrued expenses and other.............................     9,853        2,144           3,422            --           15,419
    Billings in excess of contract revenues................     2,974          --              --             --            2,974
    Current portion of obligations under capital leases....       --         7,059             --          (7,059)            --
    Current maturities of long-term debt...................       200          --              --             --              200
                                                             --------      -------        --------      ---------        --------
                 Total current liabilities.................    63,520       15,680           5,882        (35,488)         49,594
 Long-term debt............................................       400          --           57,000            --           57,400
 Obligations under capital leases..........................       --        22,590             --         (22,590)            --
 Note payable to affiliate.................................       --           --           28,610        (28,610)            --
 Deferred income taxes.....................................    27,110        3,023          18,189            --           48,322
 Foreign income taxes......................................       --           --            5,078            --            5,078
 Other.....................................................     3,643           68           1,438            --            5,149
                                                             --------      -------        --------      ---------        --------
                 Total liabilities.........................    94,673       41,361         116,197        (86,688)        165,543
 Minority interests........................................       --           --              --           1,856           1,856
 Stockholders' equity......................................   133,664       11,342          78,156       (145,006)         78,156
                                                             --------      -------        --------      ---------        --------
                                                             $228,337      $52,703        $194,353      $(229,838)       $245,555
                                                             ========      =======        ========      =========        ========

            GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidating Statement of Income for the Year Ended December 31, 1998

                                                           Guarantor       Other          GLD                    Consolidated
                                                          Subsidiaries  Subsidiaries  Corporation  Eliminations     Totals
                                                          ------------  ------------  -----------  ------------  ------------
Contract revenues......................................... $ 238,894      $ 51,118     $    -        $   (800)     $ 289,212
Costs of contract revenues................................  (203,954)      (34,967)      (2,457)          800       (240,578)
                                                           ---------      --------     --------      --------      ---------
   Gross profit...........................................    34,940        16,151       (2,457)          -           48,634
General and administrative expenses.......................   (17,774)       (4,558)        (340)          -          (22,672)
Equity incentive plan and other
  compensation expenses...................................      -              -         (8,169)          -           (8,169)
Recapitalization related expenses.........................    (5,922)          -         (3,605)          -           (9,527)
                                                           ---------      --------     --------      --------      ---------
   Operating income (loss)................................    11,244        11,593      (14,571)          -            8,266
Interest, net.............................................      (385)         (204)      (9,274)          -           (9,863)
Equity in earnings of subsidiaries........................     6,929           -         12,867       (19,796)           -
Equity in earnings of joint ventures......................     1,218           -            -             -            1,218
                                                           ---------      --------     --------      --------      ---------
   Income (loss) before income taxes,
    minority interests and extraordinary item.............    19,006        11,389      (10,978)      (19,796)          (379)
Income tax (expense) benefit..............................    (7,151)         (710)       7,225           -             (636)
Minority interests........................................      -              -            -          (2,738)        (2,738)
                                                           ---------      --------     --------      --------      ---------
   Net income (loss) before extraordinary item............    11,855        10,679       (3,753)      (22,534)        (3,753)
Extraordinary item (net of income tax
  benefit of $543)........................................      -              -           (925)          -             (925)
                                                           ---------      --------     --------      --------      ---------
    Net income (loss)..................................... $  11,855      $ 10,679     $ (4,678)     $(22,534)     $  (4,678)
                                                           =========      ========     ========      ========      =========

            GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidating Statement of Income for the Year Ended December 31, 1997

                                                            Guarantor        Other          GLD                      Consolidated
                                                          Subsidiaries   Subsidiaries   Corporation   Eliminations      Totals
                                                          ------------   ------------   -----------   ------------   ------------
Contract revenues.......................................   $ 216,388       $ 53,504      $   --         $(11,596)      $ 258,296
Costs of contract revenues..............................    (195,954)       (41,552)      (2,473)         11,596        (228,383)
                                                           ---------       --------      -------        --------       ---------
    Gross profit........................................      20,434         11,952       (2,473)            --           29,913
General and administrative expenses.....................     (14,544)        (3,863)        (515)            --          (18,922)
                                                           ---------       --------      -------        --------       ---------
    Operating income (loss).............................       5,890          8,089       (2,988)            --           10,991
Interest, net...........................................      (1,254)           148       (4,881)            --           (5,987)
Equity in earnings of subsidiaries......................       1,559            --         8,913         (10,472)             --
Equity in earnings of joint ventures....................       3,132            --           --              --            3,132
                                                           ---------       --------      -------        --------       ---------
    Income before income taxes and
       minority interests...............................       9,327          8,237        1,044         (10,472)          8,136
Income tax (expense) benefit............................      (4,335)        (1,090)       2,758             --           (2,667)
Minority interests......................................         --             --           --           (1,667)         (1,667)
                                                           ---------       --------      -------        --------       ---------
    Net income .........................................   $   4,992       $  7,147      $ 3,802        $(12,139)      $   3,802
                                                           =========       ========      =======        ========       =========

            GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidating Statement of Income for the Year Ended December 31, 1996

                                                            Guarantor        Other          GLD                      Consolidated
                                                           Subsidiaries    Subsidiaries  Corporation  Eliminations      Totals
                                                           -------------   -----------   -----------  -------------  -------------
Contract revenues.......................................... $ 202,863        $ 44,720      $     1       $(11,713)     $ 235,871
Costs of contract revenues.................................  (180,178)        (37,805)      (2,447)        11,713       (208,717)
                                                            ---------        ---------     -------       --------      ---------
    Gross profit...........................................    22,685           6,915       (2,446)           --          27,154
General and administrative expenses........................   (13,802)         (3,298)         709            --         (16,391)
                                                            ---------        ---------     -------       --------      ---------
    Operating income.......................................     8,883           3,617       (1,737)           --          10,763
Interest, net..............................................    (1,249)           (271)      (4,524)           --          (6,044)
Equity in earnings of subsidiaries.........................       948             --         7,299         (8,247)
Equity in earnings of joint ventures.......................     1,139             --           --             --           1,139
                                                            ---------        ---------     -------       --------      ---------
    Income before income taxes, minority interests
    and discontinued operations............................     9,721           3,346        1,038         (8,247)         5,858
Income tax (expense) benefit...............................    (3,290)         (1,111)       2,077            --          (2,324)
Minority interests.........................................       --              --           --            (419)          (419)
                                                            ---------        ---------     -------       --------      ---------
    Income from continuing operations......................     6,431           2,235        3,115         (8,666)         3,115
Discontinued operations, net of tax benefit of $695........       --              --        (1,109)           --          (1,109)
                                                            ---------        ---------     -------       --------      ---------
    Net income ............................................ $   6,431        $  2,235      $ 2,006       $ (8,666)     $   2,006
                                                            =========        ========      =======       ========      =========

            GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidating Cash Flows for the Year Ended December 31, 1998

                                                        Guarantor         Other           GLD                        Consolidated
                                                      Subsidiaries    Subsidiaries    Corporation    Eliminations       Totals
                                                      ------------    ------------    -----------    ------------    ------------

Operating Activities
 Net income (loss)................................... $    11,855     $    10,679     $   (4,678)    $   (22,534)    $    (4,678)
Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation.....................................       7,649           4,049          2,252            --            13,950
    Earnings of subsidiaries and joint ventures......      (8,147)           --          (12,867)         19,796          (1,218)
    Minority interests...............................        --              --             --             2,738           2,738
    Deferred income taxes............................        (382)           (451)        (1,900)           --            (2,733)
    Gain on dispositions of property and equipment...         717             --            --              --               717
    Foreign income taxes.............................        --               --           1,866            --             1,866
    Compensation expense related to
       exercise of options...........................        --               --           5,152            --             5,152
    Extraordinary item...............................        --               --             925            --               925
    Other, net.......................................         439             --             482            --               921
    Changes in assets and liabilities:
       Accounts receivable...........................       9,878          (7,093)           118            --             2,903
       Contract revenues in excess of billings.......       1,273          (1,701)          --              --              (428)
       Inventories...................................      (3,674)         (1,137)          --              --            (4,811)
       Prepaid expenses and other current assets.....       4,269             185            258            --             4,712
       Accounts payable and accrued expenses.........      (4,553)            389          2,510            --            (1,654)
       Billings in excess of contract revenues.......         559           1,309           --              --             1,868
                                                      ------------    ------------    -----------    ------------    ------------
    Net cash flows from operating activities.........      19,883           6,229         (5,882)           --            20,230
Investing Activities
Purchases of property and equipment..................     (24,985)         (4,144)          --              --           (29,129)
Proceeds from dispositions of property
    and equipment....................................      20,213            --             --              --            20,213
Investments in and distributions from joint venture..      (1,720)           --             --              --            (1,720)
Principal (payments) receipts on direct
    financing leases.................................        --             4,121         (4,121)           --              --
(Payments) receipts on note with affiliate...........        --               689           (689)           --              --
                                                      ------------    ------------    -----------    ------------    ------------
    Net cash flows from investing activities.........      (6,492)            666         (4,810)           --           (10,636)
Financing Activities
Proceeds from long-term debt.........................        --              --           55,000            --            55,000
Repayments of long-term debt.........................        (200)           --             --              --              (200)
Borrowing (repayments) of revolving loans, net.......        --              --          (57,000)           --           (57,000)
Proceeds from 11 1/4% subordinated debt..............        --              --          115,000            --           115,000
Exercise of options..................................        --              --            4,516            --             4,516
Common stock purchased...............................        --              --            3,552            --             3,552
Issuance of preferred stock..........................        --              --           34,420            --            34,420
Financing fees.......................................        --              --           (6,045)           --            (6,045)
Principal receipts (payments) on capital leases......        --            (7,059)         7,059            --              --
Net change in accounts with affiliates...............      (1,186)           --            1,186            --              --
Redemption of shares ................................        --              --         (159,796)           --          (159,796)
Dividends............................................     (12,800)           --           12,800            --              --
                                                      ------------    ------------    -----------    ------------    ------------
    Net cash flows from financing activities.........     (14,186)         (7,059)        10,692            --           (10,553)
                                                      ------------    ------------    -----------    ------------    ------------
    Net increase (decrease) in cash and equivalents..        (795)           (164)          --              --              (959)
    Cash and equivalents at beginning of year........       1,285             432           --              --             1,717
                                                      ------------    ------------    -----------    ------------    ------------
    Cash and equivalents at end of year.............. $       490     $       268     $     --       $      --       $       758
                                                      ============    ============    ===========    ============    ============

            GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidating Cash Flows for the Year Ended December 31, 1997

                                                               Guarantor       Other           GLD                     Consolidated
                                                              Subsidiaries  Subsidiaries   Corporation  Eliminations      Totals
                                                              ------------  ------------   -----------  ------------   ------------
Operating Activities
Net income ...................................................  $  4,992       $  7,147      $  3,802       $(12,139)      $  3,802
Adjustments to reconcile net income to net
   cash flows from operating activities:
    Depreciation..............................................     7,638          3,716         2,261             --         13,615
    Earnings of subsidiaries and joint ventures...............    (4,691)            --        (8,913)        10,472         (3,132)
    Minority interests........................................        --             --            --          1,667          1,667
    Deferred income taxes.....................................    (1,639)          (355)       (1,969)            --         (3,963)
   (Gain) loss on dispositions of property
         and equipment........................................    (3,468)            --           160             --         (3,308)
    Foreign income taxes......................................        --             --         2,696             --          2,696
    Other, net................................................      (873)            --           635             --           (238)
    Changes in assets and liabilities:
        Accounts receivable...................................   (13,655)         1,469          (56)             --        (12,242)
        Contract revenues in excess of billings...............    (5,729)         1,473            --             --         (4,256)
        Inventories...........................................     1,264             --            --             --          1,264
        Prepaid expenses and other current assets.............       564           (482)         (332)            --           (250)
        Accounts payable and accrued expenses.................    10,838          2,064         2,413             --         15,315
        Billings in excess of contract revenues...............     2,772           (124)           --             --          2,648
                                                                --------       --------      --------        --------      --------
    Net cash flows from operating activities..................    (1,987)        14,908           697             --         13,618
Investing Activities
Purchases of property and equipment...........................    (7,703)        (3,791)           --             --        (11,494)
Proceeds from dispositions of property
   and equipment..............................................     5,437             --            --             --          5,437
Distributions from joint venture..............................     1,000             --            --             --          1,000
Investments in joint venture..................................      (630)            --            --             --           (630)
Distributions to minority interests...........................        --          (3,025)          --             --         (3,025)
Deposit.......................................................     2,500             --            --             --          2,500
Principal (payments) receipts on direct
   financing leases...........................................        --           3,570       (3,570)            --             --
(Payments) receipts on notes with affiliate...................        --           1,371       (1,371)            --             --
                                                                --------       --------      --------        --------      --------
    Net cash flows from investing activities..................       604         (1,875)       (4,941)            --         (6,212)
Financing Activities
Proceeds from long--term debt..................................       --             --         8,000             --          8,000
Repayments of long--term debt..................................       --             --       (28,836)            --        (28,836)
Borrowing (repayments) of revolving loans, net................        --             --        26,000             --         26,000
Principal receipts (payments) on capital leases...............        --          (6,243)       6,243             --             --
Net change in accounts with affiliates........................     5,423             --        (5,423)            --             --
Financing fees................................................        --             --        (1,740)            --         (1,740)
Settlement advance............................................   (11,000)            --            --             --        (11,000)
Dividends ....................................................     7,675         (7,675)           --             --             --
                                                                --------       --------      --------        --------      --------
   Net cash flows from financing activities...................     2,098        (13,918)        4,244             --         (7,576)
                                                                --------       --------      --------        --------      --------
   Net increase (decrease) in cash and equivalents............       715           (885)           --             --           (170)
   Cash and equivalents at beginning of year..................       570          1,317            --             --          1,887
                                                                --------       --------      --------        --------      --------
   Cash and equivalents at end of year........................  $  1,285       $    432      $     --        $    --       $  1,717
                                                                ========       ========      ========        ========      ========

            GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidating Cash Flows for the Year Ended December 31, 1996

                                                        Guarantor         Other           GLD                        Consolidated
                                                      Subsidiaries    Subsidiaries    Corporation    Eliminations       Totals
                                                      ------------    ------------    -----------    ------------    ------------
Operating Activities
Net income ...........................................   $  6,431         $ 2,235       $  2,006         $(8,666)       $  2,006
Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation......................................      7,933           3,690          2,258            --            13,881
    Earnings of subsidiaries and joint ventures.......     (2,087)           --           (7,299)          8,247          (1,139)
    Minority interests................................       --              --             --               419             419
    Deferred income taxes.............................     (2,596)           (335)          (865)           --            (3,796)
    (Gain) loss on dispositions of property
       and equipment..................................       (640)           --              173            --              (467)
    Foreign income taxes..............................       --              --            2,382            --             2,382
    Pension curtailment and settlement................       --              --           (1,688)           --            (1,688)
    Other, net........................................        104            --              113            --               217
    Changes in assets and liabilities:                                                      --              --              --
       Accounts receivable............................     20,942             (11)            14            --            20,945
       Contract revenues in excess of billings........      3,033              61           --              --             3,094
       Inventories....................................      3,915            --             --              --             3,915
       Prepaid expenses and other current assets......         (7)           (121)         3,235            --             3,107
       Accounts payable and accrued expenses..........    (16,822)          1,193           (252)           --           (15,881)
       Billings in excess of contract revenues........     (2,445)            124           --              --            (2,321)
                                                      ------------    ------------    -----------    ------------    ------------
    Net cash flows from operating activities..........     17,761           6,836             77            --            24,674
Investing Activities
Purchases of property and equipment...................     (4,023)         (1,388)          --              --            (5,411)
Proceeds from dispositions of property
    and equipment.....................................      7,820            --             --              --             7,820
Distributions from joint venture......................        750            --             --              --               750
Investments in joint venture..........................       (755)           --             --              --              (755)
Distributions to minority interests...................       --              (700)          --              --              (700)
Deposit...............................................     (2,500)           --             --              --            (2,500)
Principal (payments) receipts on direct
    financing leases..................................       --             3,100         (3,100)           --              --
(Payments) receipts on notes with affiliate...........       --             1,371         (1,371)           --              --
                                                      ------------    ------------    -----------    ------------    ------------
    Net cash flows from investing activities..........      1,292           2,383         (4,471)           --              (796)
Financing Activities
Proceeds from long-term debt..........................       --              --             --              --              --
Repayments of long-term debt..........................     (2,817)           --          (15,500)           --           (18,317)
Borrowing (repayments) of revolving loans, net........       --              --           (6,000)           --            (6,000)
Principal receipts (payments) on capital leases.......       --            (5,533)         5,533            --              --
Net change in accounts with affiliates................    (13,844)           --           13,844            --              --
Dividends ............................................     (3,700)         (2,800)         6,500            --              --
                                                      ------------    ------------    -----------    ------------    ------------
    Net cash flows from financing activities..........    (20,361)         (8,333)         4,377            --           (24,317)
                                                      ------------    ------------    -----------    ------------    ------------
    Net increase (decrease) in cash and equivalents...     (1,308)            886            (17)           --              (439)
    Cash and equivalents at beginning of year.........      1,878             431             17            --             2,326
                                                      ------------    ------------    -----------    ------------    ------------
    Cash and equivalents at end of year...............   $    570         $ 1,317       $   --          $   --          $  1,887
                                                      ============    ============    ===========    ============    ============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GREAT LAKES DREDGE & DOCK CORPORATION



                           By: /s/ Douglas B. Mackie
                               ----------------------------------
                               Douglas B. Mackie
                               President, Chief Executive Officer and Director



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                         Date               Title

/s/ Douglas B. Mackie
-------------------------
Douglas B. Mackie                5/4/99              President, Chief Executive
                                                     Officer and Director
/s/ Deborah A. Wensel
-------------------------
Deborah A. Wensel                5/3/99              Vice President, Chief
                                                     Financial Officer and
                                                     Treasurer
/s/ Michael A. Delaney
--------------------------
Michael A. Delaney               5/4/99              Director


/s/ David Wagstaff III
--------------------------
David Wagstaff III               5/3/99              Director