Form 10-Q
period 1999-03-31
GREAT LAKES DREDGE & DOCK CORP
filed 1999-05-14
CIK 885538

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ------- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1999
                               ----------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ------- SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ----------------------------------

                          Commission File Number 333-64687

                     GREAT LAKES DREDGE & DOCK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    13-3634726
- ---------------------------------                 -------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

2122 YORK ROAD, OAK BROOK, ILLINOIS                       60521
-----------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (630) 574-3000
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X           No
                         ------------        ------------

As of April 28, 1999, there were outstanding 1,636,100 shares of Class A Common Stock, 3,363,900 shares of Class B Common Stock and 45,000 shares of Preferred Stock.

             GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES


                                                                           Page
                                                                           ----
                                      INDEX

PART I   FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Condensed Consolidated Balance Sheets at
                  March 31, 1999 and December 31, 1998                        2

                  Condensed Consolidated Statements of Income
                  for the Three Months ended March 31, 1999 and 1998          3

                  Condensed Consolidated Statements of Cash Flows
                  for the Three Months ended March 31, 1999 and 1998          4

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements                                                  5

         Item 2  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              15

         Item 3  Quantitative and Qualitative Disclosures About Market
                  Risk                                                       21


PART II  OTHER INFORMATION

         Item 1  Legal Proceedings                                           22

         Item 6  Exhibits and Reports on Form 8-K                            22

SIGNATURE                                                                    22

EXHIBIT INDEX                                                                23

PART I - FINANCIAL INFORMATION

           GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           MARCH 31,      DECEMBER 31,
                                                                            1999              1998
                                                                        -------------     -------------
                                    ASSETS
Current assets:
Cash and equivalents .........................................          $   1,115           $     758
Accounts receivable, net .....................................             36,667              37,396
Contract revenues in excess of billings ......................             16,195              15,936
Inventories ..................................................             14,376              13,427
Prepaid and other current assets .............................              6,250               7,176
                                                                        ---------         -----------
       Total current assets...................................             74,603              74,693
Property and equipment, net ..................................            134,298             134,237
Inventories ..................................................              7,121               6,905
Investments in joint ventures ................................              7,451              10,507
Other assets .................................................              8,584               8,745
                                                                        ---------         -----------
       Total assets ..........................................          $ 232,057           $ 235,087
                                                                        ---------         -----------
                                                                        ---------         -----------
                    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable .............................................          $  28,063           $  26,220
Accrued expenses .............................................             13,835              18,630
Billings in excess of contract revenues ......................              5,448               4,842
Current maturities of long-term debt .........................              3,950               2,700
                                                                        ---------         -----------
        Total current liabilities ............................             51,296              52,392
Long-term debt ...............................................            167,450             167,700
Deferred income taxes.........................................             45,428              45,695
Foreign income taxes .........................................              4,833               6,944
Other ........................................................              6,850               6,496
                                                                        ---------         -----------
        Total liabilities ....................................            275,857             279,227
Minority interests ...........................................              2,694               4,594
Commitments and contingencies (Note 9) .......................                -                   -
Stockholders' deficit:
   Preferred stock, $.01 par value; 250,000 shares authorized:
      45,000 issued and outstanding ..........................                  1                   1
   Common stock, $.01 par value; 50,000,000 shares authorized:
      5,000,000 issued and outstanding .......................                 50                  50
   Additional paid-in capital ................................             50,457              50,457
   Accumulated deficit .......................................            (97,002)            (99,242)
                                                                        ---------         -----------
           Total stockholders' deficit .......................            (46,494)            (48,734)
                                                                        ---------         -----------
        Total  liabilities and stockholders' deficit .........          $ 232,057           $ 235,087
                                                                        ---------         -----------
                                                                        ---------         -----------

    See notes to unaudited condensed consolidated financial statements.

             GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ----------------------------
                                                                     1999               1998
                                                                   ---------          ---------
Contract revenues .........................................          $ 72,319           $ 56,634
Costs of contract revenues ................................            59,105             47,952
                                                                    ---------          ---------
   Gross profit ...........................................            13,214              8,682
General and administrative expenses .......................             4,939              4,912
                                                                    ---------          ---------
   Operating income .......................................             8,275              3,770
Interest expense, net .....................................            (4,363)            (1,158)
Equity in earnings of joint ventures ......................              (324)               (13)
                                                                    ---------          ---------
   Income before income taxes and minority interests ......             3,588              2,599
 Income tax expense .......................................            (1,518)              (929)
 Minority interests .......................................               170               (389)
                                                                    ---------          ---------
         Net income .......................................          $  2,240           $  1,281
                                                                    ---------          ---------
                                                                    ---------          ---------

     See notes to unaudited condensed consolidated financial statements.

             GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                -----------------------------------
                                                                                    1999                 1998
                                                                                --------------       --------------
OPERATING ACTIVITIES
Net income ............................................................            $  2,240             $  1,281
Adjustments to reconcile net income to net cash flows
   from operating activities:
   Depreciation .......................................................               2,928                3,663
   Earnings of joint ventures .........................................                 324                   13
   Minority interests .................................................                (170)                 389
   Deferred income taxes ..............................................                (293)                 -
   Gain on dispositions of property and equipment .....................                 (81)                  (1)
   Other, net .........................................................                 515                   49
   Changes in assets and liabilities:
      Accounts receivable .............................................                 729               (1,852)
      Contract revenues in excess of billings .........................                (259)              10,461
      Inventories .....................................................              (1,165)                (829)
      Prepaid expenses and other current assets .......................                 952                1,971
      Accounts payable and accrued expenses ...........................              (5,063)             (13,389)
      Billings in excess of contract revenues .........................                 606                  624
                                                                                -----------         ------------
       Net cash flows from operating activities .......................               1,263                2,380
INVESTING ACTIVITIES
Purchases of property and equipment ...................................              (3,112)              (2,129)
Dispositions of property and equipment ................................                 204                    1
Distributions from joint ventures .....................................               2,732                  -
Distributions to minority interests ...................................              (1,730)                 -
                                                                                -----------         ------------
          Net cash flows from investing activities ....................              (1,906)              (2,128)
FINANCING ACTIVITIES
Borrowings (repayments) of revolving loans, net .......................               1,000               (1,500)
                                                                                -----------         ------------
          Net cash flows from financing activities ....................               1,000               (1,500)
                                                                                -----------         ------------
Net increase (decrease) in cash and equivalents .......................                 357               (1,248)
Cash and equivalents at beginning of period ...........................                 758                1,717
                                                                                -----------         ------------
Cash and equivalents at end of period .................................            $  1,115           $      469
                                                                                -----------         ------------
                                                                                -----------         ------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest .............................................            $  7,528           $    1,186
                                                                                -----------         ------------
                                                                                -----------         ------------
   Cash paid for taxes ................................................            $    190           $      846
                                                                                -----------         ------------
                                                                                -----------         ------------

     See notes to unaudited condensed consolidated financial statements.

             GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all the information in the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the Company) and the notes thereto, included in the Company's Special Financial Report filed on Form 10-K for the year ended December 31, 1998.

2.       ALLOCATION OF EQUIPMENT COST

         The Company can have significant fluctuations in equipment utilization throughout the year. Accordingly, for interim reporting, the Company defers or accrues fixed equipment costs and amortizes the expenses in proportion to revenues recognized over the year to better match revenues and expenses.

3.       CHANGE IN ACCOUNTING ESTIMATE

         Effective January 1, 1999, the Company made changes in the estimated useful lives of certain operating equipment to better reflect the remaining period over which the Company anticipates utilizing this equipment, with normal repairs and maintenance. This change resulted in depreciation expense for the three months ended March 31, 1999 being approximately $750 less than it would have been if the prior useful lives had been used.

4.       ACCOUNTS RECEIVABLE

         Accounts receivable at March 31, 1999 and December 31, 1998 are as follows:

                                            March 31,          December 31,
                                              1999                  1998
                                         -----------           ------------
Completed contracts                        $ 12,872             $ 12,682
Contracts in progress                        21,656               21,420
Retainage                                     3,038                4,193
                                         -----------           ------------
                                             37,566               38,295
Allowance for doubtful accounts                (899)                (899)
                                         -----------           ------------
                                           $ 36,667             $ 37,396
                                         -----------           ------------
                                         -----------           ------------

5.   CONTRACTS IN PROGRESS

     The components of contracts in progress at March 31, 1999 and December 31, 1998 are as follows:

                                                           March 31,           December 31,
                                                            1999                  1998
                                                        ------------           ------------
Costs and earnings in excess of billings:
      Accumulated costs and earnings for
          contracts in progress                           $ 114,942               $ 108,064
      Amounts billed                                       (102,245)                (93,431)
                                                        ------------           ------------
Costs and earnings in excess of billings for
      contracts in progress                                  12,697                  14,633
Costs and earnings in excess of billings for
      completed contracts                                     3,498                   1,303
                                                        ------------           ------------
                                                          $  16,195               $  15,936
                                                        ------------           ------------
                                                        ------------           ------------
Billings in excess of costs and earnings:
      Amounts billed                                      $ (84,066)              $ (45,808)
      Accumulated costs and earnings for
          contracts in progress                              78,618                  40,966
                                                        ------------           ------------
Billings in excess of costs and earnings for
       contracts in progress                              $  (5,448)              $  (4,842)
                                                        ------------           ------------
                                                        ------------           ------------

6.       INVESTMENTS IN JOINT VENTURES

         The Company has a 50% ownership interest in Amboy Aggregates Joint Venture (Amboy), whose primary business is the dredge mining and sale of fine aggregate, and a 17% ownership interest in Riovia S.A. (Riovia), a venture whose sole business is the performance of a dredging contract in Argentina and Uruguay. The Company's share of earnings in these joint ventures is included in income as earned. The following presents summarized income statement information for Amboy, based on its significance to the Company's annual pre-tax income.

                                                              March 31,       March 31,
                                                                 1999           1998
                                                            -----------      -----------
Revenues                                                      $ 2,474           $ 2,727
Costs and expenses                                             (3,165)           (3,312)
                                                            -----------      -----------
     Net loss                                                  $ (691)           $ (585)
                                                            -----------      -----------
                                                            -----------      -----------

Amboy has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest, which totaled $4,759 at March 31, 1999.

7.   ACCRUED EXPENSES

         Accrued expenses at March 31, 1999 and December 31, 1998 are as follows:

                                           March 31,           December 31,
                                             1999                  1998
                                          ----------           ------------
Insurance                                  $ 4,809              $ 5,424
Income and other taxes                       3,390                1,174
Payroll and employee benefits                1,933                5,817
Interest                                     1,916                5,195
Other                                        1,787                1,020
                                          --------              -------
                                           $13,835              $18,630
                                          --------              -------
                                          --------              -------

8.      SEGMENT INFORMATION

        The Company and its subsidiaries operate in one reportable segment of providing dredging services, which includes three primary types of work: capital, maintenance and beach nourishment. Revenues by type of work for the three-month periods ended March 31, 1999 and 1998 are as follows:

                                March 31,             March 31,
                                  1999                  1998
                              -----------          ------------
Capital                        $36,201              $27,284
Maintenance                     25,399               18,140
Beach nourishment               10,719               10,199
Other                                -                1,011
                              --------             --------
                               $72,319              $56,634
                              --------             --------
                              --------             --------

9.      COMMITMENTS AND CONTINGENCIES

        At March 31, 1999, the Company is contingently liable, in the normal course of business, for $13,591 in letters of credit related to contract performance guarantees.

        In the normal course of business, the Company is a defendant in various other legal proceedings. Resolution of these claims is not expected to have a material impact on the financial position or operations of the Company.

10.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         Included in the Company's long-term debt is $115 million of 11-1/4% senior subordinated notes which will mature on August 15, 2008. The payment obligations of the Company under the senior subordinated notes are guaranteed by certain of the Company's wholly owned domestic subsidiaries ("Subsidiary Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company's non-guarantor subsidiaries and for the Company (GLD Corporation). During the fourth quarter of 1998, Great Lakes International, Inc. (GLI), a wholly owned guarantor subsidiary of the Company, was merged into GLD Corporation. Therefore, the 1998 amounts presented in the following columns for GLD Corporation include GLI amounts and activity as if GLI had been merged into GLD Corporation at the beginning of 1998.

             GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING BALANCE SHEET AT MARCH 31, 1999

                                                  GUARANTOR        OTHER             GLD                             CONSOLIDATED
                             ASSETS             SUBSIDIARIES     SUBSIDIARIES      CORPORATION      ELIMINATIONS        TOTALS
                                                ------------     ------------      -----------      ------------     ------------
Current assets:
  Cash and equivalents .......................    $   1,031       $      84        $    --          $    --           $  1,115
  Accounts receivable ........................       32,119           4,542                6             --             36,667
  Receivables from affiliates ................        5,159           6,404             --            (11,563)            --
  Current portion of net investment in
        direct financing leases ..............         --             4,946            3,305           (8,251)            --
  Contract revenues in excess of billings ....       14,691           1,504             --               --             16,195
  Inventories ................................       11,288           3,088             --               --             14,376
  Prepaid expenses and other current assets           5,450             359              768             (327)           6,250
                                                  ---------       ---------        ---------        ---------        ---------
                  Total current assets .......       69,738          20,927            4,079          (20,141)          74,603
Property and equipment, net ..................       71,301          15,959           47,038             --            134,298
Net investment in direct financing leases ....         --             7,523            4,910          (12,433)            --
Investments in subsidiaries ..................       12,717            --            125,230         (137,947)            --
Notes receivable from affiliates .............       31,250           1,033             --            (32,283)            --
Inventories ..................................        7,121            --               --               --              7,121
Investments in joint ventures ................        7,451            --               --               --              7,451
Other ........................................        3,598            --              4,986             --              8,584
                                                  ---------       ---------        ---------        ---------        ---------
                                                  $ 203,176       $  45,442        $ 186,243        $(202,804)       $ 232,057
                                                  ---------       ---------        ---------        ---------        ---------
                                                  ---------       ---------        ---------        ---------        ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ...........................    $  23,861        $  4,143        $      50        $       9        $  28,063
  Payables to affiliates .....................        7,717           1,405            2,441          (11,563)            --
  Accrued expenses ...........................        8,391           1,305            4,466             (327)          13,835
  Current portion of obligations
    under capital leases .....................         --             8,251             --             (8,251)            --
  Billings in excess of contract revenues ....        4,488             960             --               --              5,448
  Current maturities of long-term debt .......          200            --              3,750             --              3,950
                                                  ---------       ---------        ---------        ---------        ---------
                  Total current liabilities ..       44,657          16,064           10,707          (20,132)          51,296
Long-term debt ...............................          200            --            167,250              --           167,450
Obligations under capital leases .............         --            12,433             --            (12,433)            --
Note payable to affiliate ....................         --              --             32,283          (32,283)            --
Deferred income taxes ........................       26,627           2,637           16,184              --            45,428
Foreign income taxes .........................         --              --              4,833              --             4,833
Other ........................................        4,935             415            1,500              --             6,850
                                                  ---------       ---------        ---------        ---------        ---------
                   Total liabilities .........       76,419          31,549          232,737          (64,848)         275,857
Minority interests ...........................        --                --             --               2,694            2,694
Stockholders' equity (deficit) ...............      126,757          13,893          (46,494)        (140,650)         (46,494)
                                                  ---------       ---------        ---------        ---------        ---------
                                                  $ 203,176        $ 45,442        $ 186,243        $(202,804)       $ 232,057
                                                  ---------       ---------        ---------        ---------        ---------
                                                  ---------       ---------        ---------        ---------        ---------

             GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 1998


                                                      GUARANTOR          OTHER            GLD                         CONSOLIDATED
                             ASSETS                 SUBSIDIARIES     SUBSIDIARIES     CORPORATION     ELIMINATIONS        TOTALS
                                                    ------------     ------------     -----------     ------------    ------------
Current assets:
       Cash and equivalents ....................    $     490         $     268       $    -           $    -         $     758
       Accounts receivable .....................       33,601             3,789              6              -            37,396
       Receivables from affiliates .............        5,664            16,148            111         (21,923)             -
       Current portion of net investment in
             direct financing leases ...........          -               4,767          3,228          (7,995)             -
       Contract revenues in excess of billings .       13,350             2,586            -                -            15,936
       Inventories .............................       10,111             3,316            -                -            13,427
       Prepaid expenses and other current assets        4,856               168          2,152              -             7,176
                                                    ---------         ---------      ---------        ---------       ---------
                       Total current assets ....       68,072            31,042          5,497          (29,918)         74,693
Property and equipment, net ....................       71,021            16,265         46,951              -           134,237
Net investment in direct financing leases ......          -               8,829          5,766          (14,595)            -
Investments in subsidiaries ....................       18,957               -          120,177         (139,134)            -
Notes receivable from affiliates ...............       27,902             1,204            -            (29,106)            -
Inventories ....................................        6,905               -              -                -             6,905
Investments in joint ventures ..................       10,507               -              -                -            10,507
Other ..........................................        3,647               -            5,098              -             8,745
                                                    ---------         ---------      ---------        ---------       ---------
                                                    $ 207,011         $  57,340      $ 183,489        $(212,753)      $ 235,087
                                                    ---------         ---------      ---------        ---------       ---------
                                                    ---------         ---------      ---------        ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
       Accounts payable ........................    $  21,578         $   4,509       $    123         $     10        $ 26,220
       Payables to affiliates ..................       16,624             2,747          2,552          (21,923)            -
       Accrued expenses and other...............       11,757             1,165          5,708              -            18,630
       Current portion of obligations under
             capital leases ....................          -               7,995            -             (7,995)            -
       Billings in excess of contract revenues..        3,533             1,309            -                -             4,842
       Current maturities of long-term debt ....          200               -            2,500              -             2,700
                                                    ---------         ---------      ---------        ---------       ---------
                Total current liabilities ......       53,692            17,725         10,883          (29,908)         52,392
Long-term debt .................................          200               -          167,500              -           167,700
Obligations under capital leases ...............          -              14,595            -            (14,595)            -
Note payable to affiliate ......................          -                 -           29,106          (29,106)            -
Deferred income taxes ..........................       26,833             2,572         16,290              -            45,695
Foreign income taxes ...........................          -                 -            6,944              -             6,944
Other ..........................................        4,567               429          1,500              -             6,496
                                                    ---------         ---------      ---------        ---------       ---------
                Total liabilities ..............       85,292            35,321        232,223          (73,609)        279,227
Minority interests .............................          -                 -              -              4,594           4,594
Stockholders' equity (deficit) .................      121,719            22,019        (48,734)        (143,738)        (48,734)
                                                    ---------         ---------      ---------        ---------       ---------
                                                    $ 207,011         $  57,340      $ 183,489        $(212,753)      $ 235,087
                                                    ---------         ---------      ---------        ---------       ---------
                                                    ---------         ---------      ---------        ---------       ---------

             GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                    GUARANTOR            OTHER          GLD                           CONSOLIDATED
                                                  SUBSIDIARIES      SUBSIDIARIES     CORPORATION      ELIMINATIONS       TOTALS
                                                  ------------     -------------     -------------    ------------    ------------
Contract revenues .........................        $ 63,317         $  9,769         $   -            $   (767)        $ 72,319
Costs of contract revenues ................         (51,163)          (8,819)             110              767          (59,105)
                                                   --------         --------         --------         --------         --------
       Gross profit .......................          12,154              950              110              -             13,214
General and administrative expenses .......          (3,570)          (1,313)             (56)             -             (4,939)
                                                   --------         --------         --------         --------         --------
       Operating income (loss) ............           8,584             (363)              54              -              8,275
Interest, net .............................            (107)              (2)          (4,254)             -             (4,363)
Equity in earnings of subsidiaries ........            (563)             -              5,050           (4,487)             -
Equity in earnings of joint ventures ......            (324)             -                -                -               (324)
                                                   --------         --------         --------         --------         --------
       Income(loss) before income taxes and
            minority interests ............           7,590             (365)             850           (4,487)           3,588
Income tax (expense) benefit ..............          (2,688)            (220)           1,390              -             (1,518)
Minority interests ........................             -                -                -                170              170
                                                   --------         --------         --------         --------         --------
       Net income (loss) ..................        $  4,902         $   (585)        $  2,240         $ (4,317)        $  2,240
                                                   --------         --------         --------         --------         --------
                                                   --------         --------         --------         --------         --------

             GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                              GUARANTOR            OTHER         GLD                            CONSOLIDATED
                                            SUBSIDIARIES      SUBSIDIARIES    CORPORATION      ELIMINATIONS        TOTALS
                                            ------------      ------------    -----------      ------------     ------------
Contract revenues ...................        $ 45,544         $ 11,474         $   --           $   (384)        $ 56,634
Costs of contract revenues ..........         (39,437)          (8,335)            (564)             384          (47,952)
                                             --------         --------         --------         --------         --------
       Gross profit .................           6,107            3,139             (564)              -             8,682
General and administrative expenses..          (3,598)          (1,188)            (126)              -            (4,912)
                                             --------         --------         --------         --------         --------
       Operating income (loss) ......           2,509            1,951             (690)              -             3,770
Interest, net .......................            (101)             (83)            (974)              -            (1,158)
Equity in earnings of subsidiaries ..             878              -              2,455           (3,333)             -
Equity in earnings of joint ventures              (13)             -                -                -                (13)
                                             --------         --------         --------         --------         --------
      Income before income taxes and
           minority interests .......           3,273            1,868              791           (3,333)           2,599
Income tax (expense) benefit ........          (1,185)            (234)             490              -               (929)
Minority interests ..................             -                -                -               (389)            (389)
                                             --------         --------         --------         --------         --------
       Net income ...................        $  2,088         $  1,634         $  1,281         $ (3,722)        $  1,281
                                             --------         --------         --------         --------         --------
                                             --------         --------         --------         --------         --------

             GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1999


                                                           GUARANTOR          OTHER          GLD                       CONSOLIDATED
                                                          SUBSIDIARIES    SUBSIDIARIES   CORPORATION    ELIMINATIONS      TOTALS
                                                          ------------    ------------   -----------    ------------   ------------
OPERATING ACTIVITIES
Net income (loss) .......................................   $ 4,902        $  (585)       $ 2,240         $(4,317)       $ 2,240
Adjustments to reconcile net income (loss) to net
      cash flows from operating activities:
      Depreciation .......................................    2,037            977            (86)            -            2,928
      Earnings of subsidiaries and joint ventures ........      887            -           (5,050)          4,487            324
      Minority interests .................................      -              -              -              (170)          (170)
      Deferred income taxes ..............................     (222)           (77)             6             -             (293)
      Loss(gain) on dispositions of property and equipment     (204)           123            -               -              (81)
      Other, net .........................................      430            -               85             -              515
      Changes in assets and liabilities:
          Accounts receivable ............................   (8,282)         9,011            -               -              729
          Contract revenues in excess of billings ........   (1,341)         1,082            -               -             (259)
          Inventories ....................................   (1,393)           228            -               -           (1,165)
          Prepaid expenses and other current assets ......   (1,034)            37          1,949             -              952
          Accounts payable and accrued expenses ..........      893         (1,831)        (4,125)            -           (5,063)
          Billings in excess of contract revenues ........      955           (349)           -               -              606
                                                            --------       --------       --------        --------       --------
      Net cash flows from operating activities ...........   (2,372)         8,616         (4,981)            -            1,263
INVESTING ACTIVITIES
Purchases of property and equipment ......................   (2,318)          (794)           -               -           (3,112)
 Proceeds from dispositions of property
      and equipment ......................................      204            -              -               -              204
 Distributions from joint ventures .......................    2,732            -              -               -            2,732
 Distributions to minority interests .....................      -           (1,730)           -               -           (1,730)
 Principal payments (receipts) on direct
      financing leases ...................................      -            1,127         (1,127)            -              -
 Payments (receipts) on note with affiliate ..............      -              172           (172)            -              -
                                                            --------       --------       --------        --------       --------
      Net cash flows from investing activities ...........      618         (1,225)        (1,299)            -           (1,906)
FINANCING ACTIVITIES
 Borrowing (repayments) of revolving loans, net ..........      -              -            1,000             -            1,000
 Principal receipts (payments) on capital leases .........      -           (1,906)         1,906             -              -
 Net change in accounts with affiliates ..................   (3,374)           -            3,374             -              -
 Dividends ...............................................    5,670         (5,670)           -               -              -
                                                            --------       --------       --------        --------       --------
      Net cash flows from financing activities ...........    2,296         (7,576)         6,280             -            1,000
                                                            --------       --------       --------        --------       --------
      Net increase (decrease) in cash and equivalents ....      542           (185)           -               -              357
      Cash and equivalents at beginning of year                 490            268            -               -              758
                                                            --------       --------       --------        --------       --------
      Cash and equivalents at end of year ................  $ 1,032        $    83        $  --           $  --          $ 1,115
                                                            --------       --------       --------        --------       --------
                                                            --------       --------       --------        --------       --------

             GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1998


                                                              GUARANTOR        OTHER            GLD                    CONSOLIDATED
                                                             SUBSIDIARIES   SUBSIDIARIES    CORPORATION  ELIMINATIONS     TOTALS
                                                             ------------   ------------    -----------  ------------  ------------
 OPERATING ACTIVITIES
 Net income ..............................................      $  2,088       $  1,634       $  1,281       $ (3,722)    $  1,281
 Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation .......................................         2,097          1,003            563           --          3,663
      Earnings of subsidiaries and joint ventures ........          (865)          --           (2,455)         3,333           13
      Minority interests .................................          --             --             --              389          389
      Loss (gain) on dispositions of property and equipment           (1)          --             --             --             (1)
      Other, net .........................................          --             --               49           --             49
      Changes in assets and liabilities:
         Accounts receivable ............................          1,817         (3,680)            11           --         (1,852)
         Contract revenues in excess of billings ........          9,865            596           --             --         10,461
         Inventories ....................................           (591)          (238)          --             --           (829)
         Prepaid expenses and other current assets ......          2,732           (608)          (153)          --          1,971
         Accounts payable and accrued expenses ..........        (13,826)         1,786         (1,349)          --        (13,389)
         Billings in excess of contract revenues ........            400            224           --             --            624
                                                                --------       --------       --------       --------     --------
      Net cash flows from operating activities ...........         3,716            717         (2,053)          --          2,380
 INVESTING ACTIVITIES
 Purchases of property and equipment .....................        (1,580)          (549)          --             --         (2,129)
 Proceeds from dispositions of property
      and equipment ......................................             1           --             --             --              1
 Principal payments (receipts) on direct
      financing leases ...................................          --              975           (975)          --           --
 Payments (receipts) on notes with affiliate .............          --              173           (173)          --           --
                                                                --------       --------       --------       --------     --------
      Net cash flows from investing activities ...........        (1,579)           599         (1,148)          --         (2,128)
 FINANCING ACTIVITIES
 Borrowing (repayments) of revolving loans, net ..........          --             --           (1,500)          --         (1,500)
 Principal receipts (payments) on capital leases .........          --           (1,684)         1,684           --           --
 Net change in accounts with affiliates ..................        (3,017)          --            3,017           --           --
                                                                --------       --------       --------       --------     --------
      Net cash flows from financing activities ...........        (3,017)        (1,684)         3,201           --         (1,500)
                                                                --------       --------       --------       --------     --------
      Net decrease in cash and equivalents ...............          (880)          (368)          --             --         (1,248)
      Cash and equivalents at beginning of year ..........         1,285            432           --             --          1,717
                                                                --------       --------       --------       --------     --------
      Cash and equivalents at end of year ................      $    405       $     64       $   --         $   --       $    469
                                                                --------       --------       --------       --------     --------
                                                                --------       --------       --------       --------     --------

                                       14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

Certain information in this quarterly report on Form 10-Q, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Exchange Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including sales initiatives and those described in the Risk Factors section of Item 1 of the Company's Form S-4 Registration Statement (Registration No. 333-64687), which could cause actual results to be materially different than those in the forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

GENERAL

The Company is the largest provider of dredging services in the United States. Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: Capital, Maintenance (including controlled disposal dredging) and Beach Nourishment, in which areas the Company has experienced a combined bid market share in the U.S. of 52% in 1998. In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which represented approximately 20% of its contract revenues in 1998.

Most dredging contracts are obtained through competitive bidding on terms specified by the party inviting the bid. The nature of the specified services dictates the types of equipment, material and labor involved, all of which affect the cost of performing the contract and the price that dredging contractors will bid.

The Company recognizes contract revenues under the percentage-of-completion method, based on the Company's engineering estimates of the physical percentage completed of each project. Billings on contracts are generally submitted after verification with the customers of physical quantities completed. Costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each project. Significant expenditures incurred incidental to major contracts are deferred and recognized as costs of contracts based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due the Company are not recognized in contract revenues until such claims are settled.

The components of costs of contract revenues are labor, equipment, subcontracts, rentals, lease expense, other assets employed (including depreciation, insurance, fuel, maintenance and supplies) and project overhead. The hourly labor generally is hired on a project basis and laid-off upon completion of the project. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

Generally, Capital projects have the lowest costs of contract revenues as a percent of contract revenues and Beach Nourishment have the highest.

The Company's cost structure includes significant fixed costs, averaging approximately 18% to 20% of total costs of contract revenues. The Company can have significant fluctuations in equipment utilization throughout the year. Accordingly, for interim reporting, the Company prepays or accrues fixed equipment costs and amortizes the expenses in proportion to revenues recognized over the year to better match revenues and expenses. Costs of contract revenues also include the net gain or loss on dispositions of property and equipment.

The Company's equity in earnings of joint ventures relates to the Company's 50% ownership interest in Amboy and the Company's 17% interest in Riovia. The Company accounts for its investments in each of Amboy and Riovia using the equity method. The Company conducts certain hopper dredging activities, primarily Maintenance and Beach Nourishment projects, through the operations of NATCO Limited Partnership ("NATCO") and North American Trailing Company ("North American"). Minority interests reflects Ballast Nedam Group N.V.'s respective 25% and 20% interest in NATCO and North American.

RESULTS OF OPERATIONS

The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three-months ended March 31, 1999 and 1998:


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                  ------------------------------
                                                                       1999             1998
                                                                  --------------   -------------
Contract revenues .......................................              100.0%          100.0%
Costs of contract revenues ..............................              (81.7)          (84.7)
                                                                       -----           -----
        Gross profit ....................................               18.3            15.3
General and administrative expenses .....................               (6.8)           (8.7)
                                                                       -----           -----
        Operating income ................................               11.5             6.6
Interest expense, net ...................................               (6.0)           (2.0)
Equity in earnings of joint ventures ....................               (0.5)           (0.0)
                                                                       -----           -----
        Income before income taxes and minority interests                5.0             4.6

Income tax expense ......................................               (2.1)           (1.6)
Minority interests ......................................                0.2            (0.7)
                                                                       -----           -----
        Net income ......................................                3.1%            2.3%
                                                                       -----           -----
                                                                       -----           -----
EBITDA ..................................................               15.5%           13.1%
                                                                       -----           -----
                                                                       -----           -----

"EBITDA," as provided herein, represents earnings from continuing operations before net interest expense, income taxes and depreciation expense and excludes equity earnings of joint ventures and minority interests. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles. The Company's EBITDA is included as it is a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. EBITDA should not be considered in isolation or as an alternative to net income, cash flows from continuing operations, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles as measures of the Company's profitability or liquidity. EBITDA as defined herein may differ from similarly titled measures presented by other companies.

COMPONENTS OF CONTRACT REVENUES

The following table sets forth, by type of work, the Company's contract revenues for the three months ended and backlog as of the periods indicated:


                                             MARCH 31,
                                  ------------------------------
                                      1999             1998
                                  -------------    -------------
REVENUES (IN THOUSANDS)
Capital - U.S.                      $ 25,159         $ 11,949
Capital - foreign                     11,042           15,335
Maintenance                           25,399           18,140
Beach                                 10,719           10,199
Other                                   --              1,011
                                    --------         --------
                                    $ 72,319         $ 56,634
                                    --------         --------
                                    --------         --------

BACKLOG (IN THOUSANDS)
Capital - U.S.                      $215,653         $ 77,797
Capital - foreign                     22,096           30,706
Maintenance                           17,968           18,601
Beach                                 15,307           13,301
                                    --------         --------
                                    $271,024         $140,405
                                    --------         --------
                                    --------         --------

The Company's strong performance for the first quarter of 1999 is the result of successful execution of projects, favorable weather conditions and increasing backlog margins resulting from the improving domestic market during 1998. First quarter revenues of $72.3 million and gross profit of $13.2 million were up 27.7% and 52.2%, respectively, from the first quarter of 1998.

The growth in revenues and earnings is primarily attributable to capital dredging projects. Capital projects include large port deepenings and other infrastructure projects. The capital market has been expanding since 1998, with the announcement by the Army Corps of Engineers of the scheduling of 18 new Deep Port projects to be completed over the next seven years. The Corps estimates these projects will have an aggregate value in excess of $2.2 billion. During 1998, approximately $80.0 million of Deep Port work was let for bid. The Company was the successful bidder on 64% of this work. In the first quarter of 1999, Deep Port projects valued at $106.0 million were let for bid. The Company was the successful bidder on 84% of this work. During this quarter, contract revenues from capital projects included $8.7 million from a deepening and reclamation project in Los Angeles which began work in 1997, and $4.5 million and $3.8 million from channel deepening projects in Boston and Houston, respectively.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Revenues from maintenance projects for the three months ended March 31, 1999 increased $7.3 million over the same period of 1998. The increase in maintenance dredging revenues is partly attributed to a large project on the Mississippi River Gulf Outlet, which contributed $4.8 million in revenue and employed the newly-acquired hydraulic dredge "Texas".

Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion. First quarter 1999 revenues from beach projects were relatively unchanged compared to the first quarter of 1998.

During the three months ended March 31, 1999, revenues of the Company's NATCO hopper dredging subsidiary declined due to lower than historical emergency Mississippi River work.

Revenues from foreign operations for the three months ended March 31, 1999, declined $4.3 million, or 28.0%, compared to the same period of 1998, due to the timing of foreign projects. During the 1999 quarter, the Company completed a large project in Copenhagen, which contributed $2.3 million to quarterly revenues. The Company also started a joint venture project in Egypt, which contributed revenue of $4.1 million during the period. The Company is currently low bidder on two significant foreign projects scheduled to begin in 2000, and it is anticipated that foreign revenues will continue to represent approximately 20% of total revenues in 1999.

BACKLOG

The Company's contract backlog represents management's estimate of the revenues which will be realized under the portion of the contracts remaining to be performed based upon current estimates. Such estimates are subject to fluctuations based upon the amount of material actually dredged, as well as factors affecting the time required to complete the job. In addition, because substantially all of the Company's backlog relates to government contracts, the Company's backlog can be canceled at any time without penalty. However, the Company will recover actual committed costs and profit on work performed up to the date of cancellation. Consequently, backlog is not necessarily indicative of future revenues. The Company's backlog includes only those projects for which the customer has provided an executed contract.

As of March 31, 1999, the Company had backlog of $271.0 million, which represents an increase of $130.6 million, or 93.0% compared to backlog as of March 31, 1998. Domestic capital projects make up $215.7 million or 79.6% of the March 31, 1999 backlog, which is an increase of $137.9 million compared to March 31, 1998. Significant Deep Port capital projects added to backlog during the first quarter of 1999 include a $51.2 million project in Charleston, a $14.4 million project in Houston, and a $23.6 million project in New York which will employ the newly-constructed backhoe dredge "New York".

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

CONTRACT REVENUES. Contract revenues increased $15.7 million or 27.7% from $56.6 million for the three months ended March 31, 1998 to $72.3 million for the three months ended March 31, 1999. The increase in 1999 was due primarily to contributions from capital dredging projects and favorable weather conditions which caused less downtime than experienced during the same period of the prior year.

COSTS OF CONTRACT REVENUES. Costs of contract revenues increased $11.1 million or 23.3%, from $48.0 million for the three months ended March 31, 1998 to $59.1 million for the three months ended March 31, 1999, as a result of increased revenues. As a percentage of contract revenues, costs of contract revenues were 81.7% for the three months ended March 31, 1999 compared to 84.7% in the same 1998 period. The improvement in costs of contract revenues as a percentage of revenues in 1999 was primarily attributable to higher margins on capital projects performed during the quarter and favorable weather conditions.

GROSS PROFIT. Gross profit increased $4.5 million or 52.2%, from $8.7 million for the three months ended March 31, 1998 to $13.2 million for the three months ended March 31, 1999. The improvement in 1999 was attributable to the increased volume of higher margin work and favorable weather conditions.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses remained essentially unchanged from the first quarter 1998 to the first quarter 1999.

OPERATING INCOME. Operating income increased $4.5 million from $3.8 million for the three months ended March 31, 1998 to $8.3 million for the three months ended March 31, 1999, as a result of the increased volume of higher margin work and favorable weather conditions.

EBITDA. EBITDA increased $3.8 million or 50.7%, from $7.4 million for the three months ended March 31, 1998 to $11.2 million for the three months ended March 31, 1999. The increase was primarily due to increased earnings related to higher project revenues and margins in 1999.

INTEREST EXPENSE, NET. Net interest expense increased $3.2 million or 276.8%, from $1.2 million for the three months ended March 31, 1998 to $4.4 million for the three months ended March 31, 1999. The increase in interest expense is primarily related to interest on the additional debt incurred in connection with the Company's recapitalization effected in August 1998.

EQUITY IN EARNINGS OF JOINT VENTURES. Equity in earnings of joint ventures declined $0.3 million from a negligible loss for the three months ended March 31, 1998 to a loss of $0.3 million for the three months ended March 31, 1999. The decrease was primarily attributable to a temporary reduction in demand for Amboy's products for the period, combined with commencement of the second phase of the Riovia project. The second phase is anticipated to have lower revenues and margins than the first phase, which was substantially complete by the end of 1998.

INCOME TAX EXPENSE. Income tax expense increased $0.5 million from $1.0 million for the three months ended March 31, 1998 to $1.5 million for the three months ended March 31, 1999, due to increased earnings in the first quarter of 1999.

MINORITY INTERESTS. Earnings attributable to minority interests decreased $0.6 million from $0.4 million for the three months ended March 31, 1998 to a loss of $0.2 million for the three months ended March 31, 1999. The decrease is due to lower earnings from the NATCO hopper dredging operations during the first quarter 1999 as compared to the same period of 1998.

NET INCOME. Net income increased $0.9 million from $1.3 million for the three months ended March 31, 1998 to $2.2 million for the three months ended March 31, 1999. The increase is a result of improved operating earnings related to higher project revenues and margins in the first quarter of 1999, partially offset by increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit with the Company's senior lenders. The Company's primary uses of cash are funding working capital, capital expenditures and debt service.

The Company generated net cash flows from operating activities for the three months ended March 31, 1999 and 1998 of $1.3 million and $2.4 million, respectively. The reduction in cash flows from operating activities for the first quarter of 1999 was due to an increase in working capital related to the normal fluctuations in working capital requirements.

Effective January 1, 1999, the Company changed the accounting estimates regarding the useful lives of certain of its operating equipment, which reduced depreciation expense for the first quarter of 1999, compared to the same period of 1998, by approximately $0.8 million.

The Company's net cash uses for investing activities for the three months ended March 31, 1999 and 1998, totaled $1.9 million and $2.1 million, respectively. Additional funds were used in the first quarter of 1999 to make distributions of $1.7 million to minority interests related to 1998 earnings; such distributions were made during the fourth quarter of 1997 for 1997 earnings. Additionally, first quarter 1999 capital expenditures were $1.0 million greater than during the same period of 1998. The use of cash for investing activities in the first quarter of 1999 was offset by distributions of $1.9 million received from Riovia and a distribution of earnings from Amboy of approximately $0.8 million.

For the three month periods ended March 31, 1999 and 1998, the Company had a net cash inflow of $1.0 million and net cash outflow of $1.5 million, respectively, related to its borrowings and repayments under its revolving credit facilities for the related periods.

Management believes cash flows from operations and available credit will be sufficient to finance operations, planned capital expenditures and debt service requirements for the foreseeable future. The Company's ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

YEAR 2000 ISSUE

Historically, many computer programs have been written using two digits rather than four to define the applicable year, which could result in the program failing to recognize a year that begins with "20" instead of "19". This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 issue".

In June 1996, the Company's MIS Department developed a plan to identify and address issues related to Year 2000 compliance. The Company's internal systems were the primary focus of the plan. At that time, the Company compiled an inventory of its internally developed and third party software. The Company also evaluated various solutions and techniques for making its internally developed databases and programs Year 2000 ready. The Company prioritized the tasks taking into account the likelihood of Year 2000 failure, the impact of Year 2000 failure on the business, and the effort required to complete the task. In March 1997, senior management of the Company reviewed the tasks and approved the plan.

The Company's Year 2000 Plan contemplated four phases - assessment, implementation, testing and release/installation - which overlap to a degree. The Company has completed all phases for its most critical systems. The Company has continued with the implementation, testing and installation phase for its less critical systems and completed the final installation phase for most of its non-critical systems. Some non-critical systems are being addressed during 1999, and the Company believes such systems are not material to its operations.

The Company has also considered and addressed the impact of the Year 2000 on other aspects of the Company's operations, such as equipment navigational systems.

The Company has received information concerning the Year 2000 status of certain critical suppliers and is satisfied such suppliers have remediated issues that have the potential to adversely affect the Company.

The Company currently estimates that the total cost of implementing its Year 2000 Plan, consisting primarily of increased staffing requirements and outside consulting services, will not be material. This estimate is based on presently available information and will be updated as the Company continues its assessment and completes its implementation.

If the Company's computer systems fail with respect to the Year 2000 Issue, or if any applications or embedded chips critical to the Company's reporting process are overlooked, there could be a material adverse effect on the business, results of operations or financial condition of the Company. Additionally, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that failure to convert by another company would not have material adverse effect on the business, results of operations or financial condition of the Company. The Company has not yet established a contingency plan in this regard, but intends to formulate one to address unavoided or unavoidable risks and expects to have the contingency plan formulated by July 1999.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS 133 additionally requires changes in the fair value of derivatives be recorded in current earnings or comprehensive income based on the intended use of the derivatives. Management is in the process of evaluating the impact on the Company's financial position from adoption of SFAS 133.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of the Company's current operations are conducted outside of the U.S. In the first quarter of 1999, 15% of contract revenues were attributable to overseas operations. It is the Company's policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Forward currency exchange contracts, typically with durations less than one year, are used to minimize the impact of foreign currency fluctuations on operations. The Company does not purchase forward exchange contracts for trading purposes. At March 31, 1999, the Company had no foreign currency hedging contracts outstanding.

A significant operating cost for the Company is diesel fuel. The Company uses fuel commodity forward contracts, typically with durations less than one year, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. At March 31, 1999, the Company had no fuel hedge contracts outstanding.

Changes in market interest rates from December 31, 1998 do not have a significant impact on the fair value of the Company's term and revolving bank debt or fixed rate debt at March 31, 1999.

PART II

ITEM 1  LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than legal proceedings occurring in the normal course of business, which resolution of are not expected to have a material impact on the financial position or operations of the Company.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

       27.01  Financial Data Schedule

       (b)    Reports on Form 8-K

              No reports on Form 8-K were filed during the first quarter of 1999.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Great Lakes Dredge & Dock Corporation



Date:   5-13-99                By: /s/ Deborah A. Wensel
                                   --------------------------------------
                               Deborah A. Wensel
                               Vice President and Chief Financial Officer

                               (Principal Financial and Accounting Officer and Duly Authorized Officer)

                               EXHIBIT INDEX


Number  Document Description
------  --------------------
2.01    Plan and Agreement of Merger dated as of August 19, 1998 between the
        Company and Great Lakes Dredge & Dock Acquisition, Inc. (1)
3.01    Restated Certificate of Incorporation of the Company. (1)
3.02    Bylaws of the Company. (1)
4.01    Indenture dated as of August 19, 1998 among the Company, the
        Subsidiary Guarantors and the Bank of New York, as Trustee. (1)
4.02    Registration Rights Agreement dated as of August 19, 1998 among the
        Company, the Subsidiary Guarantors and the Initial Purchaser. (1)
4.03    Form of 11-1/4% Senior Subordinated Note due 2008 (included in
        Exhibit 4.01). (1)
10.01   Credit Agreement dated as of August 19, 1998 among the Company and the other loan parties thereto, as Borrowers, the financial institutions from time to time party thereto, as Lenders, Bank of
        Montreal, Chicago Branch, as Documentation Agent, Bank of America
        National Trust and Savings Association, as Issuing Lender and
        Administrative Agent and BancAmerica Robertson Stephens, as Lead
        Arranger. (1)
10.02   Second Amended and Restated Underwriting and Continuing Indemnity
        Agreement dated August 19, 1998 among the Company, certain of its
        Subsidiaries, Reliance Insurance Company, United Pacific Insurance
        Company, Reliance National Insurance Company and Reliance Surety
        Company. (1)
10.05   Employment Agreement between the Company and Douglas B. Mackie. (2)
10.06   Great Lakes Annual Cash Bonus Plan.(2)
10.07   Securities Purchase and Holders Agreement dated August 19, 1998 among the Company, Vectura and the Management Investors. (2)
10.08   Registration Rights Agreement dated August 19, 1998 among the
        Company, Vectura, and the Management Investors. (2)
10.09   Employment Agreement between the Company and Richard Lowry. (2)
10.10   Employment Agreement between the Company and Bruce Biemeck. (2)
27.01   Financial Data Schedule (filed only electronically with the SEC). (3)


   (1) Incorporated by reference to Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on September 29, 1998.

   (2) Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on December 14, 1998.

   (3)  Filed herewith.