Form 10-Q
period 1999-06-30
GREAT LAKES DREDGE & DOCK CORP
filed 1999-08-13
CIK 885538

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1999
                               ----------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------- SECURITIES EXCHANGE ACT OF 1934

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

As of August 10, 1999, there were outstanding 1,511,300 shares of Class A Common Stock, 3,363,900 shares of Class B Common Stock and 44,550 shares of Preferred Stock.

             GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999



                                      INDEX


                                                                                 Page
                                                                                 -----
PART I      FINANCIAL INFORMATION

            Item 1   Financial Statements

                     Condensed Consolidated Balance Sheets at                      2
                     June 30, 1999 and December 31, 1998

                     Condensed Consolidated Statements of Income                   3
                     for the Three and Six Months ended
                     June 30, 1999 and 1998

                     Condensed Consolidated Statements of Cash Flows               4
                     for the Six Months ended June 30, 1999 and 1998

                     Notes to Unaudited Condensed Consolidated                     5
                     Financial Statements

            Item 2  Management's Discussion and Analysis of                       15
                     Financial Condition and Results of Operations

            Item 3  Quantitative and Qualitative Disclosures
                     About Market Risk                                            22


PART II     OTHER INFORMATION

            Item 1  Legal Proceedings                                             23

            Item 6  Exhibits and Reports on Form 8-K                              23

SIGNATURE                                                                         23

EXHIBIT INDEX                                                                     24


PART I - FINANCIAL INFORMATION

                 GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                       (UNAUDITED)

                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                               JUNE 30,          DECEMBER 31,
                                                                                 1999                1998
                                                                             ------------        ------------
                                               ASSETS
 Current assets:
 Cash and equivalents .................................................       $   1,032           $     758
 Accounts receivable, net .............................................          40,014              37,396
 Contract revenues in excess of billings ..............................          18,836              15,936
 Inventories ..........................................................          15,392              13,427
 Prepaid expenses and other current assets ............................           7,036               7,176
                                                                              ---------           ---------
        Total current assets ..........................................          82,310              74,693
 Property and equipment, net ..........................................         134,969             134,237
 Inventories ..........................................................           7,465               6,905
 Investments in joint ventures ........................................           7,460              10,507
 Other assets .........................................................           8,590               8,745
                                                                              ---------           ---------
        Total assets ..................................................       $ 240,794           $ 235,087
                                                                              =========           =========

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
 Accounts payable .....................................................       $  27,505           $  26,220
 Accrued expenses .....................................................          22,267              18,630
 Billings in excess of contract revenues ..............................           6,696               4,842
 Current maturities of long-term debt .................................           5,200               2,700
                                                                              ---------           ---------
         Total current liabilities ....................................          61,668              52,392
 Long-term debt .......................................................         165,200             167,700
 Deferred income taxes ................................................          44,543              45,695
 Foreign income taxes .................................................           4,833               6,944
 Other ................................................................           6,782               6,496
                                                                              ---------           ---------
         Total liabilities ............................................         283,026             279,227
 Minority interests ...................................................           2,318               4,594
 Commitments and contingencies (Note 11) ..............................             --                  --
 Stockholders' deficit:
    Preferred stock, $.01 par value; 250,000 shares authorized:
       45,000 issued; 44,550 and 45,000 outstanding
        in 1999 and 1998, respectively ................................               1                   1
    Common stock, $.01 par value; 50,000,000 shares authorized:
       5,000,000 issued; 4,875,200 and 5,000,000 outstanding
       in 1999 and 1998, respectively .................................              50                  50
    Additional paid-in capital ........................................          50,457              50,457
    Accumulated deficit ...............................................         (94,483)            (99,242)
    Less treasury stock, at cost (1999: 450 preferred shares,
        124,800 common shares) ........................................            (575)                --
                                                                              ---------           ---------
            Total stockholders' deficit ...............................         (44,550)            (48,734)
                                                                              ---------           ---------
         Total  liabilities and stockholders' deficit .................       $ 240,794           $ 235,087
                                                                              =========           =========


       See notes to unaudited condensed consolidated financial statements.

             GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                         JUNE 30,                                JUNE 30,
                                               ------------------------------          ------------------------------
                                                  1999               1998                1999                 1998
                                               ----------          ----------          ----------          ----------
Contract revenues ...................          $  77,941           $  70,383           $ 150,260           $ 127,017
Costs of contract revenues ..........             63,879              57,981             122,984             105,933
                                               ---------           ---------           ---------           ---------
   Gross profit......................             14,062              12,402              27,276              21,084
 General and administrative expenses               4,821               5,008               9,760               9,920
                                               ---------           ---------           ---------           ---------
   Operating income .................              9,241               7,394              17,516              11,164
 Interest expense, net ..............             (4,591)               (965)             (8,954)             (2,123)
 Equity in earnings of joint ventures                  9                 427                (315)                414
                                               ---------           ---------           ---------           ---------
   Income before income taxes
      and minority interests ........              4,659               6,856               8,247               9,455
 Income tax expense .................             (2,517)             (2,482)             (4,035)             (3,411)
 Minority interests..................                375                (945)                547              (1,334)
                                               ---------           ---------           ---------           ---------
   Net income .......................          $   2,517           $   3,429           $   4,759           $   4,710
                                               =========           =========           =========           =========



       See notes to unaudited condensed consolidated financial statements.

             GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                            ------------------------------
                                                                                1999               1998
                                                                            -----------         ----------
OPERATING ACTIVITIES
Net income .........................................................        $   4,759           $   4,710
Adjustments to reconcile net income to net cash flows
   from operating activities:
   Depreciation ....................................................            5,857               7,327
   Earnings of joint ventures ......................................              315                (414)
   Minority interests ..............................................             (547)              1,334
   Deferred income taxes ...........................................           (1,414)               (352)
   Gain on dispositions of property and equipment ..................              (94)               (366)
   Other, net ......................................................              441                 135
   Changes in assets and liabilities:
      Accounts receivable ..........................................           (2,618)             (3,218)
      Contract revenues in excess of billings ......................           (2,900)              8,780
      Inventories ..................................................           (2,525)               (737)
      Prepaid expenses and other current assets ....................              402               3,773
      Accounts payable and accrued expenses ........................            2,236              (8,131)
      Billings in excess of contract revenues ......................            1,854                (329)
                                                                            ---------           ----------
          Net cash flows from operating activities .................            5,766              12,512
INVESTING ACTIVITIES
Purchases of property and equipment ................................           (6,683)             (5,920)
Dispositions of property and equipment .............................              189                 366
Distributions from and investments in joint ventures ...............            2,732              (1,125)
Distributions to minority interests ................................           (1,730)                --
                                                                            ---------           ---------

          Net cash flows from investing activities .................           (5,492)             (6,679)
FINANCING ACTIVITIES
Borrowings (repayments) of revolving loans, net ....................              --               (7,000)
                                                                            ---------           ---------
          Net cash flows from financing activities .................              --               (7,000)
                                                                            ---------           ---------
Net increase (decrease) in cash and equivalents ....................              274              (1,167)
Cash and equivalents at beginning of period ........................              758               1,717
                                                                            ---------           ---------
Cash and equivalents at end of period ..............................        $   1,032           $     550
                                                                            =========           =========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest ..........................................        $   8,695           $   2,113
                                                                            =========           =========
   Cash paid for taxes .............................................        $   1,261           $   3,135
                                                                            =========           =========


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

3.       CHANGE IN ACCOUNTING ESTIMATE

         Effective January 1, 1999, the Company made changes in the estimated useful lives of certain operating equipment to better reflect the remaining period over which the Company anticipates utilizing this equipment, with normal repairs and maintenance. This change resulted in lower depreciation for the six months ended June 30, 1999 by $1,463 than would have been expensed if the prior useful lives had been used.

4.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates. The fair value of the Company's $115,000 long-term subordinated notes was $120,750 at June 30, 1999, based on quoted market prices. The contract amount of letters of credit and guarantees is a reasonable estimate of their fair value as the value for each is fixed over the life of the commitment.

         The Company uses financial hedge instruments to manage commodity price and foreign currency exchange risks. Such instruments are not used for trading purposes. Gains and losses on these hedges are deferred and are recognized in income as part of the related transaction. In June 1999, the Company entered into two foreign exchange forward contracts with a notional amount of $4,293 to hedge payments related to its foreign tax liabilities. At June 30, 1999, the fair value of the foreign currency contracts approximates the notional amount, based on quoted market prices.

         In May 1999, the Company entered into an arrangement to hedge the purchase of approximately sixteen million gallons of diesel fuel to be purchased during the period May 1999 to September 2000. At June 30, 1999, the fair value of this arrangement was estimated to be $171, based on quoted market prices.


5.       ACCOUNTS RECEIVABLE

         Accounts receivable at June 30, 1999 and December 31, 1998 are as follows:


                                                    June 30,           December 31,
                                                      1999                1998
                                                   ----------          -----------
Completed contracts                                $   15,210           $   12,682
Contracts in progress                                  21,824               21,420
Retainage                                               3,879                4,193
                                                   ----------          -----------
                                                       40,913               38,295
Allowance for doubtful accounts                          (899)                (899)
                                                   ----------          -----------
                                                   $   40,014           $   37,396
                                                   ==========          ===========



6.       CONTRACTS IN PROGRESS

         The components of contracts in progress at June 30, 1999 and December 31, 1998 are as follows:


                                                        June 30,           December 31,
                                                          1999                 1998
                                                       -----------        --------------
Costs and earnings in excess of billings:
      Accumulated costs and earnings for
          contracts in progress                         $ 130,209           $ 108,064
      Amounts billed                                     (112,122)            (93,431)
                                                        ---------           ---------

Costs and earnings in excess of billings for
      contracts in progress                                18,087              14,633

Costs and earnings in excess of billings for
      completed contracts                                     749               1,303
                                                        ----------          ---------
                                                        $  18,836           $  15,936
                                                        =========           =========

Billings in excess of costs and earnings:
      Amounts billed                                    $ (88,741)          $ (45,808)
      Accumulated costs and earnings for
          contracts in progress                            82,045              40,966
                                                        ---------           ---------
Billings in excess of costs and earnings for
       contracts in progress                            $  (6,696)          $  (4,842)
                                                        =========           =========


7.       INVESTMENTS IN JOINT VENTURES

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


                                         Three Months Ended                 Six Months Ended
                                              June 30,                           June 30,
                                     ---------------------------       -------------------------
                                        1999             1998             1999           1998
                                     ----------       ---------        ---------       ---------
         Revenues                     $  4,376         $  4,983         $  6,850        $  7,710
         Costs and expenses             (4,361)          (4,737)          (7,526)         (8,049)
                                      --------         --------         --------        --------
         Net income (loss)            $     15         $    246         $   (676)       $   (339)
                                      ========         ========         ========        ========


Amboy has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest, which totaled $4,566 at June 30, 1999.


8.       ACCRUED EXPENSES

         Accrued expenses at June 30, 1999 and December 31, 1998 are as follows:


                                                        June 30,       December 31,
                                                         1999              1998
                                                    --------------     ------------
         Insurance                                    $   5,166         $   5,424
         Income and other taxes                           6,104             1,174
         Payroll and employee benefits                    2,428             5,817
         Interest                                         5,169             5,195
         Other                                            3,400             1,020
                                                      ---------         ---------
                                                      $  22,267         $  18,630
                                                      =========         =========


9.       TREASURY STOCK

        In June 1999, the Company repurchased 450 shares and 124,800 shares of its preferred and common stock, respectively, from a former officer of the Company at a total cost of $575. At June 30, 1999, this amount is included in accounts payable.

10.     SEGMENT INFORMATION

        The Company and its subsidiaries operate in one reportable segment of providing dredging services, which includes three primary types of work: capital, maintenance and beach nourishment. Revenues by type of work for the six and three-month periods ended June 30, 1999 and 1998 are as follows:


                                        Three Months Ended                Six Months Ended
                                            June 30,                          June 30,
                                     1999               1998            1999             1998
                                 ------------        -----------    ------------      ------------
         Capital                 $   44,202          $  36,267      $    80,403       $   63,551
         Maintenance                 19,502             15,743           44,901           33,883
         Beach nourishment           14,237             18,049           24,956           28,248
         Other                          --                 324              --             1,335
                                 ----------          ---------      -----------       ----------
                                 $   77,941          $  70,383      $   150,260       $  127,017
                                 ==========          =========      ===========       ==========


11.     COMMITMENTS AND CONTINGENCIES

        At June 30, 1999, the Company is contingently liable, in the normal course of business, for $12,036 in letters of credit related to contract bid or performance guarantees.

        In the normal course of business, the Company is a defendant in various other legal proceedings. Resolution of these claims is not expected to have a material impact on the financial position or operations of the Company.

12.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

       Included in the Company's long-term debt is $115,000 of 11 1/4% senior subordinated notes which will mature on August 15, 2008. The payment obligations of the Company under the senior subordinated notes are guaranteed by certain of the Company's wholly owned domestic subsidiaries ("Subsidiary Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company's non-guarantor subsidiaries and for the Company (GLD Corporation). During the fourth quarter of 1998, Great Lakes International, Inc. (GLI), a wholly owned guarantor subsidiary of the Company, was merged into GLD Corporation. Therefore, the 1998 amounts presented in the following columns for GLD Corporation include GLI amounts and activity as if GLI had been merged into GLD Corporation at the beginning of 1998.

             GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 CONDENSED CONSOLIDATING BALANCE SHEET AT JUNE 30, 1999


                                                                  GUARANTOR     OTHER           GLD                    CONSOLIDATED
                               ASSETS                           SUBSIDIARIES  SUBSIDIARIES  CORPORATION  ELIMINATIONS     TOTALS
                                                                ------------  ------------  ------------ ------------- ------------
Current assets:
    Cash and equivalents ...................................    $      961    $      71    $   --        $     --      $   1,032
    Accounts receivable ....................................        32,821        7,187            6           --         40,014
    Receivables from affiliates ............................         5,446        4,072        --           (9,518)         --
    Current portion of net investment in
          direct financing leases ..........................          --          5,132        3,074        (8,206)         --
    Contract revenues in excess of billings ................        17,492        1,344        --              --         18,836
    Inventories.............................................        12,108        3,284        --              --         15,392
    Prepaid expenses and other current assets ..............         6,282         (358)         734           378         7,036
                                                               -----------   ----------   ----------    ----------    ----------
                    Total current assets..............              75,110       20,732        3,814       (17,346)       82,310
Property and equipment, net ................................        72,048       16,174       46,747          --         134,969
Net investment in direct financing leases ..................          --          6,168        4,344       (10,512)         --
Investments in subsidiaries ................................        11,808        --         131,514      (143,322)         --
Notes receivable from affiliates ...........................        29,411          890        --          (30,301)         --
Inventories ................................................         7,465        --           --              --          7,465
Investments in joint ventures ..............................         7,460        --           --              --          7,460
Other.......................................................         3,597        --           4,993           --          8,590
                                                               -----------   ----------   ----------    ----------    ----------
                                                               $   206,899   $   43,964   $  191,412    $ (201,481)   $  240,794
                                                               ===========   ==========   ==========    ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable .......................................   $    22,748   $    4,123   $      624    $       10    $   27,505
    Payables to affiliates .................................         4,557        2,521        2,440        (9,518)          --
    Accrued expenses and other .............................        10,099        1,535       10,255           378        22,267
    Current portion of obligations under capital leases.....         --           8,206        --           (8,206)          --
    Billings in excess of contract revenues ................         5,416        1,280        --              --          6,696
    Current maturities of long-term debt ...................           200        --           5,000           --          5,200
                                                               -----------   ----------   ----------    ----------    ----------
                    Total current liabilities...............        43,020       17,665       18,319       (17,336)       61,668
Long-term debt .............................................           200        --         165,000           --        165,200
Obligations under capital leases ...........................          --         10,512         --         (10,512)          --
Note payable to affiliate ..................................          --          --          30,301       (30,301)          --
Deferred income taxes ......................................        26,075        2,400       16,068           --         44,543
Foreign income taxes .......................................          --          --           4,833           --          4,833
Other.......................................................         4,921          420        1,441           --          6,782
                                                               -----------   ----------   ----------    ----------    ----------
                    Total liabilities.......................        74,216       30,997      235,962       (58,149)      283,026
Minority interests .........................................          --           --           --          2,318          2,318
Stockholders' equity (deficit)..............................       132,683       12,967      (44,550)    (145,650)       (44,550)
                                                               -----------   ----------   ----------    ----------    ----------
                                                               $   206,899   $   43,964   $  191,412    $ (201,481)   $  240,794
                                                               ===========   ==========   ==========    ==========    ==========


             GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 1998


                                                             GUARANTOR        OTHER          GLD                       CONSOLIDATED
                          ASSETS                            SUBSIDIARIES   SUBSIDIARIES   CORPORATION    ELIMINATIONS     TOTALS
                                                         ---------------- -------------- -------------- -------------- ------------
Current assets:
         Cash and equivalents ...........................  $         490   $       268    $     --       $     --      $      758
         Accounts receivable ............................         33,601         3,789             6           --          37,396
         Receivables from affiliates ....................          5,664        16,148           111        (21,923)         --
         Current portion of net investment in
               direct financing leases ..................           --           4,767         3,228         (7,995)         --
         Contract revenues in excess of billings ........         13,350         2,586          --             --          15,936
         Inventories ....................................         10,111         3,316          --             --          13,427
         Prepaid expenses and other current assets ......          4,856           168         2,152           --           7,176
                                                           -------------   -----------   -----------    -----------    ----------
                               Total current assets .....         68,072        31,042         5,497        (29,918)       74,693
Property and equipment, net .............................         71,021        16,265        46,951           --         134,237
Net investment in direct financing leases ...............           --           8,829         5,766        (14,595)         --
Investments in subsidiaries .............................         18,957          --         120,177       (139,134)         --
Notes receivable from affiliates ........................         27,902         1,204          --          (29,106)         --
Inventories .............................................          6,905          --            --             --           6,905
Investments in joint ventures ...........................         10,507          --            --             --          10,507
Other ...................................................          3,647          --           5,098           --           8,745
                                                           -------------   -----------   -----------    -----------    ----------
                                                           $     207,011   $    57,340    $  183,489    $  (212,753)   $  235,087
                                                           =============   ===========   ===========    ===========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
         Accounts payable ...............................  $      21,578   $     4,509    $      123    $        10    $   26,220
         Payables to affiliates .........................         16,624         2,747         2,552        (21,923)         --
         Accrued expenses and other .....................         11,757         1,165         5,708           --          18,630
         Current portion of obligations under capital
             leases .....................................           --           7,995          --           (7,995)         --
         Billings in excess of contract revenues ........          3,533         1,309          --             --           4,842
         Current maturities of long-term debt ...........            200          --           2,500           --           2,700
                                                           -------------   -----------   -----------    -----------    ----------
                               Total current liabilities.         53,692        17,725        10,883        (29,908)       52,392
Long-term debt ..........................................            200          --         167,500           --         167,700
Obligations under capital leases ........................           --          14,595          --          (14,595)         --
Note payable to affiliate ...............................           --            --          29,106        (29,106)         --
Deferred income taxes ...................................         26,833         2,572        16,290           --          45,695
Foreign income taxes ....................................           --            --           6,944           --           6,944
Other ...................................................          4,567           429         1,500           --           6,496
                                                           -------------   -----------   -----------    -----------    ----------
                               Total liabilities ........         85,292        35,321       232,223        (73,609)      279,227
Minority interests ......................................           --            --            --            4,594         4,594
Stockholders' equity (deficit) ..........................        121,719        22,019       (48,734)      (143,738)      (48,734)
                                                           -------------   -----------   -----------    -----------    ----------
                                                           $     207,011   $    57,340   $   183,489    $  (212,753)   $  235,087
                                                           =============   ===========   ===========    ===========    ==========


             GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE QUARTER ENDED JUNE 30, 1999

                                                           GUARANTOR          OTHER           GLD                      CONSOLIDATED
                                                          SUBSIDIARIES     SUBSIDIARIES    CORPORATION   ELIMINATIONS     TOTALS
                                                         --------------   --------------  -------------  ------------  ------------
Contract revenues.......................................    $ 64,132         $  13,809       $     -       $      -     $  77,941
Costs of contract revenues..............................     (50,351)          (13,240)          (288)            -       (63,879)
                                                         -----------      ------------    -----------     ----------    ---------
      Gross  profit.....................................      13,781               569           (288)            -        14,062
General and administrative expenses.....................      (3,522)           (1,276)           (23)            -        (4,821)
                                                         -----------      ------------    -----------     ----------    ---------
      Operating income (loss)...........................      10,259              (707)          (311)            -         9,241
Interest, net...........................................         (38)             (142)        (4,411)            -        (4,591)
Equity in earnings of subsidiaries......................        (680)               -           6,139         (5,459)          -
Equity in earnings of joint ventures....................           9                -              -              -             9
                                                         -----------      ------------    -----------     ----------    ---------
      Income(loss) before income taxes,
           minority interests and extraordinary item....       9,550              (849)         1,417         (5,459)       4,659
Income tax (expense) benefit............................      (3,396)             (221)         1,100             -        (2,517)
Minority interests......................................          -                 -              -             375          375
                                                         -----------      ------------    -----------     ----------    ---------
      Net income (loss).................................    $  6,154        $   (1,070)      $  2,517      $  (5,084)     $ 2,517
                                                         ===========      ============    ===========     ==========    =========

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE QUARTER ENDED JUNE 30, 1998


                                                           GUARANTOR          OTHER           GLD                      CONSOLIDATED
                                                          SUBSIDIARIES     SUBSIDIARIES    CORPORATION   ELIMINATIONS     TOTALS
                                                         --------------   --------------  -------------  ------------  ------------
Contract revenues.......................................    $ 59,386         $ 10,997        $     -        $    -      $  70,383
Costs of contract revenues..............................     (51,213)          (6,206)           (562)           -        (57,981)
                                                         -----------      ------------    -----------     ----------    ---------
       Gross profit.....................................       8,173            4,791            (562)           -         12,402
General and administrative expenses.....................      (3,903)            (980)           (125)           -         (5,008)
                                                         -----------      ------------    -----------     ----------    ---------
Equity incentive plan and other compensation expenses...          -                -               -             -
Recapitalization related expenses                                 -                -               -             -             -
                                                         -----------      ------------    -----------     ----------    ---------
       Operating income (loss)..........................       4,270            3,811            (687)           -          7,394
Interest, net...........................................        (131)             (18)           (816)           -           (965)
Equity in earnings of subsidiaries......................       1,988                -           4,641         (6,629)          -
Equity in earnings of joint ventures....................         531                -            (104)           -            427
                                                         -----------      ------------    -----------     ----------    ---------
       Income before income taxes and
            minority interests..........................       6,658             3,793          3,034         (6,629)       6,856
Income tax (expense) benefit............................      (2,676)             (231)           425             -        (2,482)
Minority interests......................................          -                 -             (30)          (915)        (945)
                                                         -----------      ------------    -----------     ----------    ---------
       Net income.......................................    $  3,982          $  3,562       $  3,429      $  (7,544)   $   3,429
                                                         ===========      ============    ===========     ==========    =========


                  GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                           GUARANTOR          OTHER           GLD                      CONSOLIDATED
                                                          SUBSIDIARIES     SUBSIDIARIES    CORPORATION   ELIMINATIONS     TOTALS
                                                         --------------   --------------  -------------  ------------  ------------
Contract revenues.......................................    $ 127,449        $  23,578      $     -       $    (767)   $ 150,260
Costs of contract revenues..............................     (101,514)         (22,059)         (178)           767     (122,984)
                                                          -----------     ------------    ----------     ----------    ---------
           Gross profit ................................       25,935            1,519          (178)            -        27,276
General and administrative expenses.....................       (7,092)          (2,589)          (79)            -        (9,760)
                                                          -----------     ------------    ----------     ----------    ---------
           Operating income (loss)......................       18,843           (1,070)         (257)            -        17,516
Interest, net ..........................................         (145)            (144)       (8,665)            -        (8,954)
Equity in earnings of subsidiaries .....................       (1,243)              -         11,191         (9,948)          -
Equity in earnings of joint ventures ...................         (315)              -             -              -          (315)
                                                          -----------     ------------    ----------     ----------    ---------
           Income(loss) before income taxes,
             minority interests and extraordinary item..       17,140           (1,214)        2,269         (9,948)       8,247
Income tax (expense) benefit ...........................       (6,084)            (441)        2,490             -        (4,035)
Minority interests .....................................           -                -             -             547          547
                                                          -----------     ------------    ----------     ----------    ---------
           Net income (loss) ...........................    $  11,056        $  (1,655)     $  4,759      $  (9,401)   $   4,759
                                                          ===========     ============    ==========     ==========    =========


 CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1998


                                                           GUARANTOR          OTHER           GLD                      CONSOLIDATED
                                                          SUBSIDIARIES     SUBSIDIARIES    CORPORATION   ELIMINATIONS     TOTALS
                                                         --------------   --------------  -------------  ------------  ------------
Contract revenues.......................................     $ 104,930         $ 22,471      $    -         $   (384)  $  127,017
Costs of contract revenues..............................       (90,650)         (14,541)       (1,126)           384     (105,933)
                                                           -----------     ------------    ----------     ----------    ---------
       Gross profit.....................................        14,280            7,930        (1,126)            -        21,084
General and administrative expenses.....................        (7,501)          (2,168)         (251)            -        (9,920)
                                                           -----------     ------------    ----------     ----------    ---------
Equity incentive plan and other compensation expenses...            -                -             -              -
Recapitalization related expenses                                   -                -             -              -            -
                                                           -----------     ------------    ----------     ----------    ---------
       Operating income (loss)..........................         6,779            5,762        (1,377)            -        11,164
Interest, net...........................................          (232)            (101)       (1,790)            -        (2,123)
Equity in earnings of subsidiaries......................         2,866               -          7,096         (9,962)          -
Equity in earnings of joint ventures....................           518               -           (104)            -           414
                                                           -----------     ------------    ----------     ----------    ---------
       Income before income taxes and
            minority interests..........................         9,931            5,661         3,825         (9,962)       9,455
Income tax (expense) benefit............................        (3,861)            (465)          915             -        (3,411)
Minority interests......................................            -               -             (30)        (1,304)      (1,334)
                                                           -----------     ------------    ----------     ----------    ---------
       Net income.......................................      $  6,070         $  5,196      $  4,710     $  (11,266)   $   4,710
                                                           ===========     ============    ==========     ==========    =========


                  GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                           GUARANTOR          OTHER           GLD                      CONSOLIDATED
                                                          SUBSIDIARIES     SUBSIDIARIES    CORPORATION   ELIMINATIONS     TOTALS
                                                         --------------   --------------  -------------  ------------  ------------
OPERATING ACTIVITIES
Net income ...............................................  $ 11,056        $  (1,655)       $  4,759      $  (9,401)    $  4,759
Adjustments to reconcile net income to net
          cash flows from operating activities:
          Depreciation ...................................     4,076            1,578             203             -         5,857
          Earnings of subsidiaries and joint ventures.....     1,558               -          (11,191)         9,948          315
          Minority interests..............................        -                -               -            (547)        (547)
          Deferred income taxes...........................      (777)            (172)           (465)            -        (1,414)
          Gain (loss) on dispositions of property
             and equipment................................      (188)              94              -              -           (94)
          Other, net .....................................       476               (8)            (27)            -           441
          Changes in assets and liabilities:
              Accounts receivable.........................       780           (3,398)             -              -        (2,618)
              Contract revenues in excess of billings.....    (4,142)           1,242              -              -        (2,900)
              Inventories.................................    (2,557)              32              -              -        (2,525)
              Prepaid expenses and other current assets...    (1,426)             754           1,074             -           402
              Accounts payable and accrued expenses.......      (446)            (245)          2,927             -         2,236
              Billings in excess of contract revenues.....     1,883              (29)             -              -         1,854
                                                           ---------       ----------      ----------     ----------    ---------
          Net cash flows from operating activities........    10,293           (1,807)         (2,720)            -         5,766
INVESTING ACTIVITIES
Purchases of property and equipment.......................   (5,103)           (1,580)             -              -        (6,683)
Dispositions of property and equipment                           189               -               -              -           189
Distributions from joint ventures.........................     2,732               -               -              -         2,732
Distributions to minority interests.......................        -                -               -          (1,730)      (1,730)
Principal payments (receipts) on direct
     financing leases.....................................        -             2,296          (2,296)            -            -
Payments (receipts) on note with affiliate................        -               345            (345)            -            -
                                                           ---------       ----------      ----------     ----------    ---------
          Net cash flows from investing activities........    (2,182)           1,061          (2,641)        (1,730)      (5,492)
FINANCING ACTIVITIES
Principal receipts (payments) on capital leases...........         -           (3,872)          3,872             -           -
Net change in accounts with affiliates....................   (13,310)          11,821           1,489             -           -
Dividends.................................................     5,670           (7,400)             -           1,730          -
                                                           ---------       ----------      ----------     ----------    ---------
          Net cash flows from financing activities........    (7,640)             549           5,361          1,730          -
                                                           ---------       ----------      ----------     ----------    ---------
          Net increase (decrease) in cash and equivalents.       471             (197)            -               -           274
          Cash and equivalents at beginning of period.....       490              268             -               -           758
                                                           ---------       ----------      ----------     ----------    ---------
          Cash and equivalents at end of period...........  $    961        $      71        $    -        $     -       $  1,032
                                                           =========       ==========      ==========     ==========    =========


             GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                            GUARANTOR          OTHER           GLD                      CONSOLIDATED
                                                           SUBSIDIARIES     SUBSIDIARIES    CORPORATION   ELIMINATIONS    TOTALS
                                                          --------------   --------------  -------------  ------------  ------------
OPERATING ACTIVITIES
Net income ...............................................    $  6,070         $  5,196       $  4,710      $ (11,266)    $   4,710
Adjustments to reconcile net income to net
          cash flows from operating activities:
          Depreciation....................................       4,187            2,014          1,126             -          7,327
          Earnings of subsidiaries and joint ventures.....      (3,280)              -          (7,096)         9,962          (414)
          Minority interests .............................          -                -              30          1,304         1,334
          Deferred income taxes...........................        (352)              -              -              -           (352)
          Gain on dispositions of property and equipment..        (366)              -              -              -           (366)
          Other, net .....................................        (712)             498            349             -            135
          Changes in assets and liabilities:
              Accounts receivable.........................      (2,076)          (1,236)            94             -         (3,218)
              Contract revenues in excess of billings.....       8,079              701             -              -          8,780
              Inventories.................................        (737)              -              -              -           (737)
              Prepaid expenses and other current assets...       6,047               -          (2,274)            -          3,773
              Accounts payable and accrued expenses.......      (4,774)          (2,075)        (1,282)            -         (8,131)
              Billings in excess of contract revenues.....        (513)             184             -              -           (329)
                                                             ---------       ----------     ----------     ----------     ---------
          Net cash flows from operating activities........      11,573            5,282         (4,343)            -         12,512
INVESTING ACTIVITIES
Purchases of property and equipment.......................      (5,769)            (151)            -              -         (5,920)
Dispositions of property and equipment....................         366               -              -              -            366
Investments in and distributions from joint venture.......      (1,125)              -              -              -         (1,125)
Principal payments (receipts) on direct
     financing leases.....................................          -             1,986         (1,986)            -             -
Payments (receipts) on notes with affiliate...............          -               345           (345)            -             -
                                                             ---------       ----------     ----------     ----------     ---------
          Net cash flows from investing activities........      (6,528)           2,180         (2,331)            -         (6,679)
FINANCING ACTIVITIES
Borrowing (repayments) of revolving loans, net............          -                -          (7,000)            -         (7,000)
Principal receipts (payments) on capital leases...........          -            (3,420)         3,420             -             -
Net change in accounts with affiliates....................      (5,872)          (4,382)        10,254             -             -
                                                             ---------       ----------     ----------     ----------     ---------
          Net cash flows from financing activities........      (5,872)          (7,802)         6,674             -         (7,000)
                                                             ---------       ----------     ----------     ----------     ---------
          Net increase (decrease) in cash and equivalents.        (827)            (340)            -              -         (1,167)
          Cash and equivalents at beginning of period.....       1,285              432             -              -          1,717
                                                             ---------       ----------     ----------     ----------     ---------
          Cash and equivalents at end of period...........    $   458          $     92       $     -       $      -       $    550
                                                             =========       ==========     ==========     ==========     =========


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

GENERAL

The Company is the largest provider of dredging services in the United States. Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: Capital, Maintenance (including controlled disposal dredging) and Beach Nourishment, in which the Company has experienced a combined bid market share in the U.S. of 52% in 1998. In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which represented approximately 20% of its contract revenues in 1998.

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

The components of costs of contract revenues are labor, equipment (including depreciation, insurance, fuel, maintenance and supplies), subcontracts, rentals, lease expense and project overhead. Hourly labor is generally hired on a project basis and laid-off upon completion of the project. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

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

The Company's equity in earnings of joint ventures relates to the Company's 50% ownership interest in Amboy and 17% ownership interest in Riovia. The Company accounts for its investments in each of Amboy and Riovia using the equity method. The Company conducts certain hopper dredging activities, primarily Maintenance and Beach Nourishment projects, through the operations of NATCO Limited Partnership ("NATCO") and North American Trailing Company ("North American"). Minority interests reflects Ballast Nedam Group N.V.'s respective 25% and 20% interest in NATCO and North American.

RESULTS OF OPERATIONS

The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the six and three-month periods ended June 30, 1999 and 1998:


                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                        -----------------------          ----------------------
                                                         1999            1998             1999           1998
                                                        --------        -------          --------      --------
Contract revenues ..................................     100.0 %         100.0 %          100.0 %       100.0 %
Costs of contract revenues..........................     (82.0)          (82.4)           (81.8)        (83.4)
                                                         -----           -----            -----         -----
        Gross profit................................      18.0            17.6             18.2          16.6
General and administrative expenses.................      (6.2)           (7.1)            (6.5)         (7.8)
                                                         -----           -----            -----         -----
       Operating income ............................      11.8            10.5             11.7           8.8
Interest expense, net ..............................      (5.9)           (1.4)            (6.0)         (1.7)
Equity in earnings of joint ventures................        -              0.6             (0.2)          0.3
                                                         -----           -----            -----         -----
        Income before income taxes
            and minority interests .................       5.9             9.7              5.5           7.4
Income tax expense .................................      (3.2)           (3.5)            (2.7)         (2.7)
Minority interests..................................       0.5            (1.3)             0.4          (1.0)
                                                         -----           -----            -----         -----
        Net income .................................       3.2 %           4.9 %            3.2 %         3.7 %
                                                         -----           -----            -----         -----
EBITDA .............................................      15.6 %          15.7 %           15.6 %        14.6 %
                                                         -----           -----            -----         -----


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


COMPONENTS OF CONTRACT REVENUES

The following table sets forth, by type of work, the Company's contract revenues for the six and three-month periods ended and backlog as of the period indicated:


                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                      JUNE 30,                           JUNE 30,
                                              ---------------------------       ----------------------------
                                                1999             1998              1999             1998
REVENUES (IN THOUSANDS)                       ----------       ----------       -----------      -----------
Capital - U.S.                                 $ 36,274         $ 17,450         $  61,433        $  29,399
Capital - foreign                                 7,928           18,817            18,970           34,152
Maintenance                                      19,502           15,743            44,901           33,883
Beach                                            14,237           18,049            24,956           28,248
Other                                                -               324                -             1,335
                                               --------         --------         ---------        ---------
                                               $ 77,941         $ 70,383         $ 150,260        $ 127,017
                                               ========         ========         =========        =========


                                                                                         JUNE 30,
                                                                                ----------------------------
                                                                                    1999             1998
BACKLOG (IN THOUSANDS)                                                          -----------      -----------
Capital - U.S.                                                                   $ 195,274        $ 101,203
Capital - foreign                                                                   13,842           16,271
Maintenance                                                                         25,175           17,002
Beach                                                                                7,549           43,856
                                                                                 ---------        ---------
                                                                                 $ 241,840        $ 178,332
                                                                                 =========        =========


The Company's continued strong performance for the second quarter of 1999 is the result of successfully performing projects from the record-level backlog. This strong backlog represents work bid and won during the preceding twelve month period of continuing market improvement both in volume and margins. Second quarter revenues of $77.9 million and gross profit of $14.1 million were up 10.7% and 13.4%, respectively, from the second quarter of 1998.

The growth in revenues and earnings continues to be primarily attributable to domestic capital dredging projects, which increased for the three and six months ended June 30, 1999 by $18.8 million and $32.0 million, respectively, over the same periods of 1998. Capital projects include large port deepenings and other infrastructure projects. The capital market has been expanding since 1998, with the announcement by the Army Corps of Engineers of the scheduling of 18 new Deep Port projects to be completed over the next seven years. The Corps estimates these projects will have an aggregate value in excess of $2.0 billion. During 1998, approximately $80.0 million of Deep Port work was let for bid. The Company was the successful bidder on 64% of this work. In the first half of 1999, Deep Port projects valued at $166.0 million were let for bid. The Company was the successful bidder on 54% of this work. During the second quarter, contract revenues from capital projects included $11.7 million from a deepening and reclamation project in Los Angeles which began work in 1997, and $5.1 million, $8.0 million, and $3.6 million from channel deepening projects in Boston, Houston, and Charleston, respectively.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Revenues from maintenance projects for the three and six months ended June 30, 1999 increased $3.8 million and $11.0 million, respectively, over the same periods of 1998. The increase in maintenance dredging revenues during the first half of 1999 is partly attributed to a large project on the Mississippi River Gulf Outlet, which contributed year to date revenue of $10.3 million and employed the newly-acquired hydraulic dredge "Texas".

Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion. Second quarter and year to date 1999 revenues from beach projects decreased $3.8 million and $3.3 million, respectively, compared to the same periods of 1998. This decrease was primarily due to the normal fluctuations in the number and size of projects awarded from year to year.

During the three and six month periods ended June 30, 1999, revenues of the Company's NATCO hopper dredging subsidiary declined due to lower than historical emergency Mississippi River work. Additionally, during the first half of 1999, certain dredges in the NATCO hopper fleet experienced down-time due to routine overhauls and project delays, resulting in decreased utilization for the period.

Revenues from foreign operations for the three months ended June 30, 1999, declined $10.9 million, or 57.9%, compared to the same period of 1998. The Company's joint venture project in Egypt, which began in the first quarter of 1999, contributed revenue of $5.2 million during the second quarter of 1999. Due to the timing of foreign contracts and strength of the domestic markets, 1999 foreign revenues are below historical levels; however, the Company is currently low bidder on two significant foreign projects scheduled to begin in 2000.

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

As of June 30, 1999, the Company had backlog of $241.8 million, which represents an increase of $63.5 million, or 35.6% compared to backlog as of June 30, 1998. Domestic capital projects make up $195.3 million or 80.7% of the June 30, 1999 backlog, which is an increase of $94.1 million compared to June 30, 1998. Backlog at June 30, 1999 includes work remaining on significant Deep Port capital projects, as follows: $52.1 million on two Houston projects, $49.2 million on the Charleston project, $17.9 million on the Boston project, and $22.7 million on the New York project, which is employing the newly-constructed backhoe dredge "New York".

RESULTS OF OPERATIONS

CONTRACT REVENUES. Contract revenues were $77.9 million in the second quarter of 1999, an increase of 10.7%, from revenues of $70.4 million in the second quarter of 1998. In the first half of 1999, revenues increased 18.3% to $150.3 million from $127.0 in the first half of 1998. The increase in 1999 second quarter and six-month revenues was due primarily to contributions from higher margin capital dredging projects. Additionally, in the first quarter of 1999 favorable weather conditions caused less downtime than experienced during the same period of the prior year, contributing to the increased revenues for the six-month period.

COSTS OF CONTRACT REVENUES. Costs of contract revenues for the three months ended June 30, 1999 increased $5.9 million, or 10.2%, over the three months ended June 30, 1998. For the first half of 1999, costs of contract revenues increased $17.1 million, or 16.1%, over the same period of 1998. The increase in costs of contract revenues for the 1999 periods is a result of increased revenues. As a percentage of contract revenues, costs of contract revenues were 82.0% for the first half of 1999 compared to 82.4% in the same 1998 period. The improvement in costs of contract revenues as a percentage of revenues in 1999 was primarily attributable to the project mix. In the first half of 1999, there were more higher margin capital projects and fewer lower margin beach nourishment and foreign projects.

GROSS PROFIT. Gross profit was $14.1 million for the three months ended June 30, 1999, an increase of $1.7 million or 13.4% over the three months ended June 30, 1998. For the six months ended June 30, 1999, gross profit increased $6.2 million or 29.4% over gross profit for the same period of 1998. The improvement in 1999 is attributable to the increased volume of higher margin work.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses have remained relatively consistent in 1999 when compared to the same periods of 1998.

OPERATING INCOME. Operating income was $9.2 million for the three months ended June 30, 1999, an increase of $1.8 million compared to the three months ended June 30, 1998. For the first half of 1999, operating income increased $6.4 million or 56.9% over the same period of 1998. The 1999 increase in operating income is primarily a result of the increased volume of higher margin work.

EBITDA. EBITDA increased $1.1 million or 10.1%, to $12.2 million for the three months ended June 30, 1999 from $11.5 million for the three months ended June 30, 1998. EBITDA for the six months ended June 30, 1999 increased $4.9 million or 26.4% over EBITDA for the same period of 1998. The increase is due to the increased volume of higher margin work in 1999.

INTEREST EXPENSE, NET. Net interest expense was $4.6 million for the three months ended June 30, 1999, an increase of $3.6 million over the three months ended June 30, 1998. Net interest expense for the six months ended June 30, 1999 increased $6.8 million or 321.8% over the same period of 1998. The increase in 1999 interest expense is related to interest on the additional debt incurred in connection with the Company's recapitalization effected in August 1998.

EQUITY IN EARNINGS OF JOINT VENTURES. Equity in earnings of joint ventures was insignificant for the three months ended June 30, 1999 compared to $0.4 million for the three months ended June 30, 1998. For the first half of 1999, equity in earnings of joint ventures declined to a loss of $0.3 million from income of $0.4 million in 1998. The decrease in 1999 continues to be attributable to a reduction in demand for Amboy's products during the first and second quarters, combined with commencement of the maintenance phase of the Riovia project. The maintenance phase is anticipated to have lower revenues and margins than the capital phase, which was substantially complete by the end of 1998.

INCOME TAX EXPENSE. The increase in income tax expense for the second quarter of 1999 compared to the same period of 1998 was negligible. Income tax expense for the six months ended June 30, 1999 increased 18% over the six months ended June 30, 1998, due to increased earnings in the first half of 1999. The effective tax rate for the first half of 1999 increased to 48.9%, compared to 36.1% for the first half of 1998, which was primarily a result of the mix and timing of foreign income in relation to domestic income.

MINORITY INTERESTS. For the three months ended June 30, 1999, the loss attributable to minority interests totaled $0.4 million, compared to income of $0.9 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, earnings attributable to minority interests declined $1.9 million over the same period of 1998. The decrease is due to lower earnings from the NATCO hopper dredging operations during the first two quarters of 1999 as compared to the same periods of 1998.

NET INCOME. Net income was $2.5 million for the three months ended June 30, 1999, a decrease of $0.9 million or 26.6% compared to the three months ended June 30, 1998. Year to date, net income was substantially unchanged at approximately $4.7 million for the first half of 1999 and 1998. Operating earnings have increased in 1999 due to the increased volume of higher margin work; however, this increase has been partially offset by increased interest and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit with the Company's senior lenders. The Company's primary uses of cash are funding working capital, capital expenditures and debt service.

The Company generated net cash flows from operating activities for the six months ended June 30, 1999 and 1998 of $6.3 million and $11.4 million, respectively. The reduction in cash flows from operating activities for the first half of 1999 was due to an increase in working capital related to normal fluctuations in working capital requirements.

Effective January 1, 1999, the Company changed the accounting estimates regarding the useful lives of certain of its operating equipment, which resulted in lower depreciation expense for the first half of 1999, compared to the same period of 1998, by approximately $1.5 million.

The Company's net cash uses for investing activities for the six months ended June 30, 1999 and 1998, totaled $5.5 million and $5.6 million, respectively. Additional funds were used in the first half of 1999 to make distributions of $1.7 million to minority interests related to 1998 earnings; such distributions were made during the fourth quarter of 1997 for 1997 earnings. The use of cash for investing activities in the first half of 1999 was offset by distributions of $1.9 million received from Riovia and a distribution of earnings from Amboy of approximately $0.8 million.

The Company had no net activity and no outstanding borrowings under its revolving credit facility at June 30, 1999, compared to net cash outflows of $7.0 million for the six months ended June 30, 1998. The additional working capital requirements in the first half of 1999 have not required additional borrowings due to the availability of cash generated from increased earnings.

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

The Company's Year 2000 Plan contemplated four phases - assessment, implementation, testing and release/installation - which overlap to a degree. In 1998 the Company completed all phases for its most critical systems. The Company continued with the implementation, testing and installation phase for its less critical systems through the first half of 1999. The Company believes such systems are not material to its operations.

The Company has also considered and addressed the impact of the Year 2000 on other aspects of the Company's operations, such as equipment navigational systems.

The Company has received information concerning the Year 2000 status of certain critical suppliers and is satisfied such suppliers have remediated issues that have the potential to adversely affect the Company.

The Company currently estimates that the total cost of implementing its Year 2000 Plan, consisting primarily of increased staffing requirements and outside consulting services, will not be material. This is based on actual expenditures incurred and minimal remaining expenditures to be incurred.

If the Company's computer systems fail with respect to the Year 2000 Issue, or if any applications or embedded chips critical to the Company's reporting process are overlooked, there could be a material adverse effect on the business, results of operations or financial condition of the Company. Additionally, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that failure to convert by another company would not have material adverse effect on the business, results of operations or financial condition of the Company. The Company has not yet established a contingency plan in this regard, but is determining what areas may require contingency plans and expects that any such plans will be formulated in the fourth quarter of 1999.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which has been amended to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS 133 additionally requires changes in the fair value of derivatives be recorded in current earnings or comprehensive income based on the intended use of the derivatives. Management is in the process of evaluating the impact on the Company's financial position from adoption of SFAS 133.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A portion of the Company's current operations are conducted outside of the U.S. In the first half of 1999, approximately 13.0% of contract revenues was attributable to overseas operations. It is the Company's policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Forward currency exchange contracts, typically with durations of less than one year, are used to minimize the impact of foreign currency fluctuations on operations. The Company does not purchase forward exchange contracts for trading purposes. At June 30, 1999, the Company had outstanding foreign currency forward contracts with a notional value of $4.3 million, designated as a hedge of its foreign currency denominated tax liability. The Company expects that gains or losses on the foreign currency forward contracts should offset gains or losses on the underlying tax liability being hedged, such that the impact of a change in the exchange rate would be immaterial to the Company's earnings.

A significant operating cost for the Company is diesel fuel. The Company uses fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. At June 30, 1999, the Company had an outstanding arrangement to hedge the price of its fuel purchases related to work in backlog. If the market price of fuel were to increase or decrease, the Company anticipates that the resulting gain or loss would be offset by the fuel arrangement. Therefore, changes in the market price of fuel would not have a material impact on future earnings.

Changes in market interest rates from December 31, 1998 do not have a significant impact on the fair value of the Company's term and revolving bank debt or fixed rate debt at June 30, 1999.

PART II

ITEM 1  LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than legal proceedings occurring in the normal course of business, which resolution of are not expected to have a material impact on the financial position or operations of the Company.


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits

        27.01    Financial Data Schedule

        (b)      Reports on Form 8-K

                 No reports on Form 8-K were filed during the second quarter of 1999.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Great Lakes Dredge & Dock Corporation



Date: August 13, 1999                By: /s/ Deborah A. Wensel
     ---------------------------         ----------------------------------
                                     Deborah A. Wensel
                                     Vice President and Chief Financial Officer

                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                  EXHIBIT INDEX


Number            Document Description
------            --------------------
 2.01             Plan and Agreement of Merger dated as of August 19, 1998 between the Company and Great Lakes
                  Dredge & Dock Acquisition, Inc. (1)
 3.01             Restated Certificate of Incorporation of the Company. (1)
 3.02             Bylaws of the Company. (1)
 4.01             Indenture dated as of August 19, 1998 among the Company, the Subsidiary Guarantors and the Bank of New York, as Trustee. (1)
 4.02             Registration Rights Agreement dated as of August 19, 1998 among the Company, the Subsidiary
                  Guarantors and the Initial Purchaser. (1)
 4.03             Form of 11 1/4% Senior Subordinated Note due 2008
                  (included in Exhibit 4.01). (1)
10.01             Credit Agreement dated as of August 19, 1998 among the Company and the other loan parties thereto, as Borrowers, the
                  financial institutions from time to time party thereto, as
                  Lenders, Bank of Montreal, Chicago Branch, as Documentation
                  Agent, Bank of America National Trust and Savings Association,
                  as Issuing Lender and Administrative Agent and BancAmerica
                  Robertson Stephens, as Lead Arranger. (1)
10.02             Second Amended and Restated Underwriting and Continuing
                  Indemnity Agreement dated August 19, 1998 among the Company, certain of its Subsidiaries, Reliance Insurance Company,
                  United Pacific Insurance Company, Reliance National Insurance
                  Company and Reliance Surety Company. (1)
10.05             Employment Agreement between the Company and Douglas B. Mackie. (2)
10.06             Great Lakes Annual Cash Bonus Plan. (2)
10.07             Securities Purchase and Holders Agreement dated August 19, 1998 among the Company, Vectura and the
                  Management Investors. (2)
10.08             Registration Rights Agreement dated August 19, 1998 among the Company, Vectura, and the Management
                  Investors. (2)
10.09             Employment Agreement between the Company and Richard Lowry. (2)
27.01             Financial Data Schedule (filed only electronically with the SEC). (3)


(1)      Incorporated by reference to Form S-4 Registration Statement of the
         Company (File No. 333-64687) filed with the Commission on September 29,
         1998.

(2)      Incorporated  by reference to Amendment No. 1 to Form S-4  Registration  Statement of the Company (File No.
         333-64687) filed with the Commission on December 14, 1998.

(3)      Filed herewith.
