Form 10-Q
period 1999-09-30
GREAT LAKES DREDGE & DOCK CORP
filed 1999-11-12
CIK 885538

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 333-64687

GREAT LAKES DREDGE & DOCK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3634726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2122 York Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (630) 574-3000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    As of November 5, 1999, there were outstanding 1,541,800 shares of Class A Common Stock, 3,363,900 shares of Class B Common Stock and 44,675 shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 1999

Part I—Financial Information

    Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

    (Unaudited)

(in thousands, except share and per share amounts)

	September 30, 1999	December 31, 1998
Assets
Current assets:
Cash and equivalents	$2,248	$758
Accounts receivable, net	33,382	37,396
Contract revenues in excess of billings	17,346	15,936
Inventories	15,610	13,427
Prepaid expenses and other current assets	8,053	7,176

Total current assets	76,639	74,693
Property and equipment, net	134,869	134,237
Inventories	7,765	6,905
Investments in joint ventures	6,743	10,507
Other assets	8,362	8,745

Total assets	$234,378	$235,087

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$20,923	$26,220
Accrued expenses	17,783	18,630
Billings in excess of contract revenues	9,193	4,842
Current maturities of long-term debt	5,950	2,700

Total current liabilities	53,849	52,392
Long-term debt	163,200	167,700
Deferred income taxes	44,516	45,695
Foreign income taxes	5,157	6,944
Other	6,626	6,496

Total liabilities	273,348	279,227
Minority interests	2,725	4,594
Commitments and contingencies (Note 11)	—	—
Stockholders' deficit:
Preferred stock, $.01 par value; 250,000 shares authorized: 45,000 issued; 44,675 and 45,000 outstanding in 1999 and 1998, respectively	1	1
Common stock, $.01 par value; 50,000,000 shares authorized: 5,000,000 issued; 4,905,700 and 5,000,000 outstanding in 1999 and 1998, respectively	50	50
Additional paid-in capital	50,457	50,457
Accumulated deficit	(91,659)	(99,242)
Treasury stock, at cost (1999: 325 preferred shares, 94,300 common shares)	(419)	—
Notes receivable from stockholders	(125)	—

Total stockholders' deficit	(41,695)	(48,734)

Total liabilities and stockholders' deficit	$234,378	$235,087

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Income

    (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Contract revenues	$76,034	$73,226	$226,294	$200,244
Costs of contract revenues	60,765	61,431	183,749	167,364

Gross profit	15,269	11,795	42,545	32,880
General and administrative expenses	5,176	5,256	14,936	15,175
Equity incentive plan and other compensation expenses	—	8,169	—	8,169
Recapitalization related expenses	—	9,521	—	9,521

Operating income (loss)	10,093	(11,151)	27,609	15
Interest expense, net	(4,595)	(2,673)	(13,549)	(4,798)
Equity in earnings of joint ventures	140	7	(175)	421

Income (loss) before income taxes and minority interests	5,638	(13,817)	13,885	(4,362)
Income tax (expense) benefit	(2,404)	3,860	(6,441)	449
Minority interests	(408)	(536)	139	(1,870)

Income (loss) before extraordinary item	2,826	(10,493)	7,583	(5,783)
Extraordinary item (net of income tax benefit of $543)	—	(925)	—	(925)

Net income (loss)	$2,826	$(11,418)	$7,583	$(6,708)

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

    (Unaudited)

(in thousands)

	Nine months ended September 30,
	1999	1998
Operating Activities
Net income	$7,583	$(6,708)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	8,785	10,980
Earnings of joint ventures	175	(421)
Minority interests	(139)	1,870
Deferred income taxes	(1,379)	(1,175)
Gain on dispositions of property and equipment	(223)	—
Compensation expense related to exercise of options	—	5,152
Extraordinary item	—	925
Other, net	456	45
Changes in assets and liabilities:
Accounts receivable	4,014	12,360
Contract revenues in excess of billings	(1,410)	3,646
Inventories	(3,043)	(2,726)
Prepaid expenses and other current assets	(620)	1,529
Accounts payable and accrued expenses	(7,931)	(3,592)
Billings in excess of contract revenues	4,351	1,073

Net cash flows from operating activities	10,619	22,958
Investing Activities
Purchases of property and equipment	(9,503)	(26,365)
Dispositions of property and equipment	309	—
Distributions from and investments in joint ventures	3,589	(1,027)
Distributions to minority interests	(1,730)	—

Net cash flows from investing activities	(7,335)	(27,392)
Financing Activities
Proceeds from long-term debt	—	55,000
Repayments of long-term debt	(1,250)	—
Borrowings (repayments) of revolving loans, net	—	(43,500)
Proceeds from 11 1/4% subordinated debt	—	115,000
Exercise of options	—	4,516
Common stock purchased	—	3,552
Issuance of preferred stock	—	34,420
Financing fees	—	(5,947)
Redemption of shares	—	(159,796)
Treasury stock activity, net	(544)	—

Net cash flows from financing activities	(1,794)	3,245
Net increase (decrease) in cash and equivalents	1,490	(1,189)
Cash and equivalents at beginning of period	758	1,717

Cash and equivalents at end of period	$2,248	$528

Supplemental Cash Flow Information
Cash paid for interest	$16,443	$2,877

Cash paid for taxes	$3,175	$3,264

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands)

1. Basis of presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all the information in the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the dates presented. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the Company) and the notes thereto, included in the Company's Special Financial Report filed on Form 10-K for the year ended December 31, 1998.

2. Allocation of equipment cost

    The Company can have significant fluctuations in equipment utilization throughout the year. Accordingly, for interim reporting, the Company defers or accrues fixed equipment costs and amortizes the expenses in proportion to revenues recognized over the year to better match revenues and expenses.

3. Change in accounting estimate

    Effective January 1, 1999, the Company made changes in the estimated useful lives of certain operating equipment to better reflect the remaining period over which the Company anticipates utilizing this equipment, with normal repairs and maintenance. This change resulted in lower depreciation for the three and nine months ended September 30, 1999 by $731 and $2,194, respectively, than would have been expensed if the prior useful lives had been used.

4. Fair value of financial instruments

    The fair value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates. The fair value of the Company's $115,000 long-term subordinated notes was $116,150 at September 30, 1999, based on quoted market prices. The contract amount of letters of credit and guarantees is a reasonable estimate of their fair value as the value for each is fixed over the life of the commitment.

    The Company uses derivative instruments to manage commodity price and foreign currency exchange risks. Such instruments are not used for trading purposes. Gains and losses on these hedges are deferred and are recognized in income as part of the related transaction. In June 1999, the Company entered into two foreign exchange forward contracts with a notional amount of $4,293 to hedge payments related to its foreign tax liabilities. At September 30, 1999, the fair value of the foreign currency contracts approximates the notional amount, based on quoted market prices.

    In May 1999, the Company entered into an arrangement to hedge the price of diesel fuel purchase requirements in its backlog covering the period May 1999 to September 2000. At September 30, 1999, the fair value of this arrangement was estimated to be $762, based on quoted market prices.

5. Accounts receivable

    Accounts receivable at September 30, 1999 and December 31, 1998 are as follows:

	September 30, 1999	December 31, 1998
Completed contracts	$10,050	$12,682
Contracts in progress	21,780	21,420
Retainage	2,550	4,193

	34,380	38,295
Allowance for doubtful accounts	(998)	(899)

	$33,382	$37,396

6. Contracts in progress

    The components of contracts in progress at September 30, 1999 and December 31, 1998 are as follows:

	September 30, 1999	December 31, 1998
Costs and earnings in excess of billings:
Accumulated costs and earnings for contracts in progress	$160,136	$108,064
Amounts billed	(144,215)	(93,431)

Costs and earnings in excess of billings for contracts in progress	15,921	14,633
Costs and earnings in excess of billings for completed contracts	1,425	1,303

	$17,346	$15,936

Billings in excess of costs and earnings:
Amounts billed	$(59,124)	$(45,808)
Accumulated costs and earnings for contracts in progress	49,931	40,966

Billings in excess of costs and earnings for contracts in progress	$(9,193)	$(4,842)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Revenues	$4,416	$5,106	$11,266	$12,816
Costs and expenses	(4,167)	(4,478)	(11,693)	(12,527)

Net income (loss)	$249	$628	$(427)	$289

Amboy has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest, which totaled $3,776 at September 30, 1999.

8. Accrued expenses

    Accrued expenses at September 30, 1999 and December 31, 1998 are as follows:

	September 30, 1999	December 31, 1998
Income and other taxes	$6,210	$1,174
Insurance	4,797	5,424
Payroll and employee benefits	3,244	5,817
Interest	1,870	5,195
Other	1,662	1,020

	$17,783	$18,630

9. Treasury stock

    In June 1999, the Company repurchased 450 and 124,800 shares of its preferred and common stock, respectively, from a former officer of the Company at a total cost of $575.

    In July 1999, the Company reissued 125 shares and 30,500 shares of its preferred and common stock, respectively, to certain members of management at a total cost of $156. At September 30, 1999, $125 is receivable and included in stockholders' equity.

10. Segment information

    The Company and its subsidiaries operate in one reportable segment of providing dredging services, which includes three primary types of work: capital, maintenance and beach nourishment. Revenues by type of work for the three and nine-month periods ended September 30, 1999 and 1998 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Capital	$50,256	$40,984	$130,659	$104,535
Maintenance	18,939	8,810	63,840	42,693
Beach nourishment	6,839	23,417	31,795	51,665
Other	—	15	—	1,351

	$76,034	$73,226	$226,294	$200,244

11. Commitments and contingencies

    At September 30, 1999, the Company is contingently liable, in the normal course of business, for $20,123 in letters of credit related to contract bid or performance guarantees.

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

Condensed Consolidating Balance Sheet at September 30, 1999

ASSETS	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Current assets:
Cash and equivalents	$506	$1,742	$—	$—	$2,248
Accounts receivable, net	31,169	2,207	6	—	33,382
Receivables from affiliates	4,828	7,527	—	(12,355)	—
Current portion of net investment in direct financing leases	—	5,326	2,679	(8,005)	—
Contract revenues in excess of billings	16,103	1,243	—	—	17,346
Inventories	12,207	3,403	—	—	15,610
Prepaid expenses and other current assets	6,575	743	697	38	8,053

Total current assets	71,388	22,191	3,382	(20,322)	76,639
Property and equipment, net	72,187	16,133	46,549	—	134,869
Net investment in direct financing leases	—	4,761	3,923	(8,684)	—
Investments in subsidiaries	13,501	—	137,351	(150,852)	—
Notes receivable from affiliates	37,642	689	—	(38,331)	—
Inventories	7,765	—	—	—	7,765
Investments in joint ventures	6,743	—	—	—	6,743
Other assets	3,579	—	4,783	—	8,362

	$212,805	$43,774	$195,988	$(218,189)	$234,378

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,317	$2,545	$47	$14	$20,923
Payables to affiliates	7,184	3,664	1,507	(12,355)	—
Accrued expenses	9,586	1,624	6,535	38	17,783
Current portion of obligations under capital leases	—	8,005	—	(8,005)	—
Billings in excess of contract revenues	7,003	2,190	—	—	9,193
Current maturities of long-term debt	200	—	5,750	—	5,950

Total current liabilities	42,290	18,028	13,839	(20,308)	53,849
Long-term debt	200	—	163,000	—	163,200
Obligations under capital leases	—	8,684	—	(8,684)	—
Note payable to affiliate	—	—	38,331	(38,331)	—
Deferred income taxes	26,210	2,389	15,917	—	44,516
Foreign income taxes	—	—	5,157	—	5,157
Other	4,780	407	1,439	—	6,626

Total liabilities	73,480	29,508	237,683	(67,323)	273,348
Minority interests	—	—	—	2,725	2,725
Stockholders' equity (deficit)	139,325	14,266	(41,695)	(153,591)	(41,695)

	$212,805	$43,774	$195,988	$(218,189)	$234,378

Condensed Consolidating Balance Sheet at December 31, 1998

ASSETS	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Current assets:
Cash and equivalents	$490	$268	$—	$—	$758
Accounts receivable	33,601	3,789	6	—	37,396
Receivables from affiliates	5,664	16,148	111	(21,923)	—
Current portion of net investment in direct financing leases	—	4,767	3,228	(7,995)	—
Contract revenues in excess of billings	13,350	2,586	—	—	15,936
Inventories	10,111	3,316	—	—	13,427
Prepaid expenses and other current assets	4,856	168	2,152	—	7,176

Total current assets	68,072	31,042	5,497	(29,918)	74,693
Property and equipment, net	71,021	16,265	46,951	—	134,237
Net investment in direct financing leases	—	8,829	5,766	(14,595)	—
Investments in subsidiaries	18,957	—	120,177	(139,134)	—
Notes receivable from affiliates	27,902	1,204	—	(29,106)	—
Inventories	6,905	—	—	—	6,905
Investments in joint ventures	10,507	—	—	—	10,507
Other assets	3,647	—	5,098	—	8,745

	$207,011	$57,340	$183,489	$(212,753)	$235,087

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,578	$4,509	$123	$10	$26,220
Payables to affiliates	16,624	2,747	2,552	(21,923)	—
Accrued expenses	11,757	1,165	5,708	—	18,630
Current portion of obligations under capital leases	—	7,995	—	(7,995)	—
Billings in excess of contract revenues	3,533	1,309	—	—	4,842
Current maturities of long-term debt	200	—	2,500	—	2,700

Total current liabilities	53,692	17,725	10,883	(29,908)	52,392
Long-term debt	200	—	167,500	—	167,700
Obligations under capital leases	—	14,595	—	(14,595)	—
Note payable to affiliate	—	—	29,106	(29,106)	—
Deferred income taxes	26,833	2,572	16,290	—	45,695
Foreign income taxes	—	—	6,944	—	6,944
Other	4,567	429	1,500	—	6,496

Total liabilities	85,292	35,321	232,223	(73,609)	279,227
Minority interests	—	—	—	4,594	4,594
Stockholders' equity (deficit)	121,719	22,019	(48,734)	(143,738)	(48,734)

	$207,011	$57,340	$183,489	$(212,753)	$235,087

Condensed Consolidating Statement of Income for the quarter ended September 30, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$66,052	$10,749	$—	$(767)	$76,034
Costs of contract revenues	(53,435)	(7,896)	(201)	767	(60,765)

Gross profit	12,617	2,853	(201)	—	15,269
General and administrative expenses	(4,094)	(1,071)	(11)	—	(5,176)

Operating income (loss)	8,523	1,782	(212)	—	10,093
Interest expense, net	(56)	(145)	(4,394)	—	(4,595)
Equity in earnings of subsidiaries	1,027	—	5,435	(6,462)	—
Equity in earnings of joint ventures	140	—	—	—	140

Income (loss) before income taxes and minority interests	9,634	1,637	829	(6,462)	5,638
Income tax (expense) benefit	(4,064)	(337)	1,997	—	(2,404)
Minority interests	—	—	—	(408)	(408)

Net income	$5,570	$1,300	$2,826	$(6,870)	$2,826

Condensed Consolidating Statement of Income for the quarter ended September 30, 1998

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$62,686	$10,540	$—	$—	$73,226
Costs of contract revenues	(53,440)	(7,257)	(734)	—	(61,431)

Gross profit	9,246	3,283	(734)	—	11,795
General and administrative expenses	(4,292)	(897)	(67)	—	(5,256)
Equity incentive plan and other compensation expenses	—	—	(8,169)	—	(8,169)
Recapitalization related expenses	(5,922)	—	(3,599)	—	(9,521)

Operating income (loss)	(968)	2,386	(12,569)	—	(11,151)
Interest expense, net	(159)	(32)	(2,482)	—	(2,673)
Equity in earnings of subsidiaries	1,227	—	143	(1,370)	—
Equity in earnings of joint ventures	(97)	—	104	—	7

Income before income taxes and minority interests	3	2,354	(14,804)	(1,370)	(13,817)
Income tax (expense) benefit	(191)	(230)	4,281	—	3,860
Minority interests	—	—	30	(566)	(536)

Net income (loss) before extraordinary item	(188)	2,124	(10,493)	(1,936)	(10,493)

Extraordinary item (net of income tax benefit of $543)	—	—	(925)	—	(925)

Net income (loss)	$(188)	$2,124	$(11,418)	$(1,936)	$(11,418)

Condensed Consolidating Statement of Income for the nine months ended September 30, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$193,501	$34,327	$—	$(1,534)	$226,294
Costs of contract revenues	(154,949)	(29,955)	(379)	1,534	(183,749)

Gross profit	38,552	4,372	(379)	—	42,545
General and administrative expenses	(11,186)	(3,660)	(90)	—	(14,936)

Operating income (loss)	27,366	712	(469)	—	27,609
Interest expense, net	(201)	(289)	(13,059)	—	(13,549)
Equity in earnings of subsidiaries	(216)	—	16,626	(16,410)	—
Equity in earnings of joint ventures	(175)	—	—	—	(175)

Income before income taxes and minority interests	26,774	423	3,098	(16,410)	13,885
Income tax (expense) benefit	(10,148)	(778)	4,485	—	(6,441)
Minority interests	—	—	—	139	139

Net income (loss)	$16,626	$(355)	$7,583	$(16,271)	$7,583

Condensed Consolidating Statement of Income for the nine months ended September 30, 1998

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$167,617	$33,011	$—	$(384)	$200,244
Costs of contract revenues	(144,090)	(21,798)	(1,860)	384	(167,364)

Gross profit	23,527	11,213	(1,860)	—	32,880
General and administrative expenses	(11,793)	(3,065)	(317)	—	(15,175)
Equity incentive plan and other compensation expenses	—	—	(8,169)	—	(8,169)
Recapitalization related expenses	(5,922)	—	(3,599)	—	(9,521)

Operating income (loss)	5,812	8,148	(13,945)	—	15
Interest expense, net	(391)	(133)	(4,274)	—	(4,798)
Equity in earnings of subsidiaries	4,093	—	7,240	(11,333)	—
Equity in earnings of joint ventures	421	—	—	—	421

Income (loss) before income taxes and minority interests	9,935	8,015	(10,979)	(11,333)	(4,362)
Income tax (expense) benefit	(4,052)	(695)	5,196	—	449
Minority interests	—	—	—	(1,870)	(1,870)

Net income (loss) before extraordinary item	5,883	7,320	(5,783)	(13,203)	(5,783)
Extraordinary item (net of income tax benefit of $543)	—	—	(925)	—	(925)

Net income (loss)	$5,883	$7,320	$(6,708)	$(13,203)	$(6,708)

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income (loss)	$16,626	$(355)	$7,583	$(16,271)	$7,583
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	6,114	2,261	410	—	8,785
Earnings of subsidiaries and joint ventures	391	—	(16,626)	16,410	175
Minority interests	—	—	—	(139)	(139)
Deferred income taxes	(766)	(183)	(430)	—	(1,379)
Gain (loss) on dispositions of property and equipment	(315)	92	—	—	(223)
Other, net	766	—	(310)	—	456
Changes in assets and liabilities:
Accounts receivable	2,432	1,582	—	—	4,014
Contract revenues in excess of billings	(2,753)	1,343	—	—	(1,410)
Inventories	(2,955)	(88)	—	—	(3,043)
Prepaid expenses and other current assets	(2,221)	(345)	1,946	—	(620)
Accounts payable and accrued expenses	(4,119)	(1,755)	(2,057)	—	(7,931)
Billings in excess of contract revenues	3,470	881	—	—	4,351

Net cash flows from operating activities	16,670	3,433	(9,484)	—	10,619
Investing Activities
Purchases of property and equipment	(7,281)	(2,222)	—	—	(9,503)
Dispositions of property and equipment	309	—	—	—	309
Investments in and distributions from joint ventures	3,589	—	—	—	3,589
Distributions to minority interests	—	—	—	(1,730)	(1,730)
Principal payments (receipts) on direct financing leases	—	3,509	(3,509)	—	—
Payments (receipts) on note with affiliate	—	516	(516)	—	—

Net cash flows from investing activities	(3,383)	1,803	(4,025)	(1,730)	(7,335)
Financing Activities
Repayments of long-term debt	—	—	(1,250)	—	(1,250)
Principal receipts (payments) on capital leases	—	(5,901)	5,901	—	—
Net change in accounts with affiliates	(18,941)	9,539	9,402	—	—
Treasury stock activity, net	—	—	(544)	—	(544)
Dividends	5,670	(7,400)	—	1,730	—

Net cash flows from financing activities	(13,271)	(3,762)	13,509	1,730	(1,794)

Net increase in cash and equivalents	16	1,474	—	—	1,490
Cash and equivalents at beginning of period	490	268	—	—	758

Cash and equivalents at end of period	$506	$1,742	$—	$—	$2,248

Condensed Consolidating Statement of Income for the quarter ended September 30, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income (loss)	$5,883	$7,320	$(6,708)	$(13,203)	$(6,708)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	6,470	3,023	1,487	—	10,980
Earnings of subsidiaries and joint ventures	(4,514)	—	(7,240)	11,333	(421)
Minority interests	—	—	—	1,870	1,870
Deferred income taxes	(1,290)	(25)	140	—	(1,175)
Compensation expense related to exercise of options	—	—	5,152	—	5,152
Extraordinary item	—	—	925	—	925
Other, net	697	—	(652)	—	45
Changes in assets and liabilities:
Accounts receivable	12,293	67	—	—	12,360
Contract revenues in excess of billings	3,581	65	—	—	3,646
Inventories	(2,726)	—	—	—	(2,726)
Prepaid expenses and other current assets	3,169	(1,292)	(348)	—	1,529
Accounts payable and accrued expenses	(6,984)	(1,231)	4,623	—	(3,592)
Billings in excess of contract revenues	1,073	—	—	—	1,073

Net cash flows from operating activities	17,652	7,927	(2,621)	—	22,958
Investing Activities
Purchases of property and equipment	(23,089)	(3,276)	—	—	(26,365)
Investments in and distributions from joint venture	(1,027)	—	—	—	(1,027)
Principal payments (receipts) on direct financing leases	—	3,035	(3,035)	—	—
Payments (receipts) on notes with affiliate	—	517	(517)	—	—

Net cash flows from investing activities	(24,116)	276	(3,552)	—	(27,392)
Financing Activities
Proceeds from long-term debt	—	—	55,000	—	55,000
Repayments of long-term debt	—	—	—	—	—
Borrowings (repayments) of revolving loans, net	—	—	(43,500)	—	(43,500)
Proceeds from 11 1/4% subordinated debt	—	—	115,000	—	115,000
Exercise of options	—	—	4,516	—	4,516
Common stock purchased	—	—	3,552	—	3,552
Issuance of preferred stock	—	—	34,420	—	34,420
Financing fees	—	—	(5,947)	—	(5,947)
Redemption of shares	—	—	(159,796)	—	(159,796)
Principal receipts (payments) on capital leases	—	(5,212)	5,212	—	—
Net change in accounts with affiliates	5,479	(3,195)	(2,284)	—	—

Net cash flows from financing activities	5,479	(8,407)	6,173	—	3,245

Net decrease in cash and equivalents	(985)	(204)	—	—	(1,189)
Cash and equivalents at beginning of period	1,285	432	—	—	1,717

Cash and equivalents at end of period	$300	$228	$—	$—	$528

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

General

    The Company is the largest provider of dredging services in the United States. Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: Capital, Maintenance (including controlled disposal dredging) and Beach Nourishment, in which the Company experienced a combined bid market share in the U.S. of 52% and 46% in 1998 and the first nine months of 1999, respectively. In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which represented approximately 20% and 10% of its contract revenues for 1998 and the first nine months of 1999, respectively.

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

Results of Operations

    The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the nine and three-month periods ended September 30, 1999 and 1998:

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(79.9)	(83.9)	(81.2)	(83.6)

Gross profit	20.1	16.1	18.8	16.4
General and administrative expenses	(6.8)	(7.2)	(6.6)	(7.6)
Equity incentive plan and other compensation expenses	—	(11.2)	—	(4.1)
Recapitalization related expenses	—	(13.0)	—	(4.8)

Operating income (loss)	13.3	(15.3)	12.2	(0.1)
Interest expense, net	(6.0)	(3.6)	(6.0)	(2.4)
Equity in earnings of joint ventures	0.1	—	(0.1)	0.2

Income (loss) before income taxes and minority interests	7.4	(18.9)	6.1	(2.3)
Income tax benefit (expense)	(3.2)	5.2	(2.8)	0.2
Minority interests	(0.5)	(0.7)	0.1	(0.9)

Net income (loss) before extraordinary item	3.7	(14.4)	3.4	(3.0)
Extraordinary item (net of income tax benefit)	—	(1.2)	—	(0.4)

Net income (loss)	3.7%	(15.6)%	3.4%	(3.4)%

EBITDA*	17.1%	13.9%	16.0%	14.3%

*
Adjusted for equity incentive plan and other compensation expenses and recapitalization related expenses in 1998.

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

Components of Contract Revenues

    The following table sets forth, by type of work, the Company's contract revenues for the three and nine-month periods ended and backlog as of the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues (in thousands)
	1999	1998	1999	1998
Capital—U.S.	$45,936	$29,455	$107,369	$58,854
Capital—foreign	4,320	11,529	23,290	45,681
Maintenance	18,939	8,810	63,840	42,693
Beach	6,839	23,417	31,795	51,665
Other	—	15	—	1,351

	$76,034	$73,226	$226,294	$200,244

	September 30,
Backlog (in thousands)
	1999	1998
Capital—U.S.	$176,984	$170,850
Capital—foreign	22,761	9,206
Maintenance	20,585	24,023
Beach	13,234	42,891

	$233,564	$246,970

    The Company's continued strong performance for the third quarter of 1999 is the result of successfully performing projects from the record-level backlog. This strong backlog represents work bid and won during the preceding twelve month period of continuing market improvement both in volume and margins. Third quarter 1999 revenues of $76.0 million and gross profit of $15.3 million were up 3.8% and 29.4%, respectively, from the third quarter of 1998.

    The growth in revenues and earnings continues to be primarily attributable to domestic capital dredging projects, which increased for the three and nine months ended September 30, 1999 by $16.5 million and $48.5 million, respectively, over the same periods of 1998. Capital projects include large port deepenings and other infrastructure projects. The domestic capital dredging market has been expanding since 1998, with the announcement by the Army Corps of Engineers of the scheduling of 18 new Deep Port projects to be completed over the next seven years. The Corps estimates these projects will have an aggregate value in excess of $2.0 billion. Additionally, several new projects have been added under legislation passed in August 1999. During 1998, approximately $80.0 million of Deep Port work was let for bid. The Company was the successful bidder on 64% of this work. Through the third quarter of 1999, Deep Port projects valued at $225.3 million were let for bid. The Company was the successful bidder on 59% of this work. In the third quarter, contract revenues from capital projects included $9.7 million from a deepening and reclamation project in Los Angeles which began work in 1997, and $5.0 million, $9.8 million, $10.7 million, and $5.3 million from channel deepening projects in Boston, Houston, Charleston, and New York, respectively.

    Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Revenues from maintenance projects for the three and nine months ended September 30, 1999 increased $10.1 million and $21.1 million, respectively, over the same periods of 1998. The increase in maintenance dredging revenues through the first three quarters of 1999 was partly attributed to a large project on the Mississippi River Gulf Outlet, which contributed year to date revenue of $16.5 million and employed the recently-acquired hydraulic dredge "Texas".

    Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion. Third quarter and year to date 1999 revenues from beach projects decreased $16.6 million and $19.9 million, respectively, compared to the same periods of 1998. This decrease was primarily a result of some key projects being postponed by the project owners to 2000, so fewer projects have been let for bid in the current year.

    Year to date 1999 revenues of the Company's NATCO hopper dredging subsidiary declined in comparison to 1998 due to lower than historical emergency Mississippi River work and postponement of certain beach projects. Additionally, certain dredges in the NATCO hopper fleet have experienced down-time due to routine overhauls and project delays, resulting in decreased utilization for the nine months of 1999.

    Revenues from foreign operations for the three and nine months ended September 30, 1999, declined $7.2 million and $22.4 million, respectively, compared to the same periods of 1998. The Company's joint venture project in Egypt, which began in the first quarter of 1999, contributed revenue of $2.5 million during the third quarter of 1999 and a total of $11.7 million in the nine month period. Due to the timing of foreign contracts and strength of the domestic markets, 1999 foreign revenues are below historical levels; however, the Company was recently awarded foreign contracts in Dabhol, India and Bhairab, Bangladesh, with a combined value of $11.0 million, which are scheduled to begin in the fourth quarter 1999.

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

    As of September 30, 1999, the Company had backlog of $233.6 million, which represents a decrease of $13.4 million, or 5.4% compared to backlog as of September 30, 1998. Domestic capital projects make up $177.0 million or 75.8% of the September 30, 1999 backlog, which is an increase of $6.1 million compared to September 30, 1998. Backlog at September 30, 1999 includes work remaining on significant Deep Port capital projects, as follows: $31.8 million on the San Juan, Puerto Rico project awarded in the third quarter of 1999, $39.5 million on two Houston projects, $31.8 million on two Charleston projects, $12.8 million on the Boston project, and $17.5 million on the New York project, which is employing the newly-constructed backhoe dredge "New York".

    Normally, bidding activity in the fourth quarter experiences a seasonal decline, which is anticipated for the fourth quarter of 1999. However, typical bidding activity is expected to resume in the first quarter of 2000.

    In the third quarter of 1999, the Company's Board of Directors approved the construction and lease of a new 5,000 cubic meter hopper dredge, to meet the anticipated growth in hopper demand. The Company has secured a commitment for the construction period and long-term lease financing upon completion. Construction is expected to commence in the fourth quarter and be completed within two years.

Results of Operations

    Contract Revenues.  Contract revenues were $76.0 million in the third quarter of 1999, an increase of 3.8%, from revenues of $73.3 million in the third quarter of 1998. In the nine months ended September 30, 1999, revenues increased 13.0% to $226.3 million from $200.2 in the first nine months of 1998. The increase in 1999 third quarter and nine-month revenues continues to be due primarily to the increased volume of higher margin capital dredging projects.

    Costs of Contract Revenues.  Costs of contract revenues for the three months ended September 30, 1999 decreased $0.7 million, or 1.1%, over the three months ended September 30, 1998. For the first nine months of 1999, costs of contract revenues increased $16.4 million, or 9.8%, over the same period of 1998. As a percentage of contract revenues, costs of contract revenues were 79.9% and 81.2% for the three and nine months ended September 30, 1999 compared to 83.9% and 83.6% in the respective 1998 periods. The improvement in costs of contract revenues as a percentage of revenues in 1999 has been primarily attributable to the project mix. In both the three and nine month periods of 1999, there were more higher margin capital projects and fewer lower margin beach nourishment and foreign projects.

    Gross Profit.  Gross profit was $15.3 million for the three months ended September 30, 1999, an increase of $3.5 million or 29.5% over the three months ended September 30, 1998. For the nine months ended September 30, 1999, gross profit increased $9.7 million or 29.4% over gross profit for the same period of 1998. The improvement in 1999 was attributable to the increased volume of higher margin capital dredging work.

    General and Administrative Expenses.  General and administrative expenses have remained relatively consistent in 1999 when compared to the same periods of 1998.

    Operating Income.  Operating income was $10.1 million for the three months ended September 30, 1999, an increase of $3.6 million compared to the three months ended September 30, 1998 (excluding nonrecurring recapitalization and equity incentive plan and other compensation expenses totaling $17.7 million related to the recapitalization of the Company in August 1998). For the first nine months of 1999, operating income increased $9.9 million or 55.9% over the same period of 1998 (excluding recapitalization and equity incentive plan and other compensation expenses). The 1999 increase in operating income was primarily a result of the increased volume of higher margin capital dredging work.

    EBITDA.  EBITDA increased $2.8 million or 27.7%, to $13.0 million for the three months ended September 30, 1999 from $10.2 million (excluding recapitalization and equity incentive plan and other compensation expenses) for the three months ended September 30, 1998. EBITDA for the nine months ended September 30, 1999 increased $7.7 million or 26.9% over EBITDA for the same period of 1998 (excluding recapitalization and equity incentive plan and other compensation expenses). The increase was due to the increased volume of higher margin work in 1999.

    Interest Expense, Net.  Net interest expense was $4.6 million for the three months ended September 30, 1999, an increase of $1.9 million over the three months ended September 30, 1998. Net interest expense for the nine months ended September 30, 1999 increased $8.8 million or 182.4% over the same period of 1998. The increase in 1999 interest expense was related to interest on the additional debt incurred in connection with the Company's recapitalization effected in August 1998.

    Equity in Earnings of Joint Ventures.  Equity in earnings of joint ventures was $0.1 for the third quarter of 1999; for the same period of 1998, equity in earnings of joint ventures was essentially break-even. For the first nine months of 1999, equity in earnings of joint ventures was a loss of $0.2 million compared to income of $0.4 million in 1998. The decrease in 1999 was attributable to the continued reduction in demand for Amboy's products, combined with commencement of the maintenance phase of the Riovia project. The maintenance phase is anticipated to have lower revenues and margins than the capital phase, which was substantially complete at the end of 1998.

    Income Tax Expense.  Income tax expense for the third quarter of 1999 was $2.4 million compared to a tax benefit of $3.9 million for the same period of 1998. Income tax expense for the nine months ended September 30, 1999 was $6.4 million compared to a benefit of $0.5 million for the nine months ended September 30, 1998. The fluctuation in taxes from 1998 to 1999 was the result of earnings in 1999 compared to losses in 1998 generated by non-recurring expenses associated with the Company's recapitalization in August 1998.

    Minority Interests.  For the three months ended September 30, 1999, income attributable to minority interests totaled $0.4 million, compared to income of $0.5 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, earnings attributable to minority interests declined $2.0 million over the same period of 1998. The decrease was due to lower earnings from the NATCO hopper dredging operations during the first nine months of 1999 as compared to the same period of 1998.

    Net Income.  Net income was $2.8 million for the three months ended September 30, 1999 compared to a loss of $11.4 million for the three months ended September 30, 1998. Year to date, net income was $7.6 million in 1999 compared to a loss of $6.7 million in 1998. The 1999 net income reflects the improved operating earnings resulting from the favorable project mix, while the 1998 losses reflect the additional non-recurring expenses related to the Company's recapitalization in August of 1998.

Liquidity and Capital Resources

    The Company's primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit with the Company's senior lenders. The Company's primary uses of cash are funding working capital, capital expenditures and debt service.

    The Company generated net cash flows from operating activities for the nine months ended September 30, 1999 and 1998 of $10.6 million and $23.0 million, respectively. The reduction in cash flows from operating activities for the 1999 period was due to an increase in working capital related to normal fluctuations in working capital requirements, along with more favorable timing in the collection of certain receivables in the 1998 period.

    The Company's net cash uses for investing activities for the nine months ended September 30, 1999 and 1998, totaled $7.3 million and $27.4 million, respectively. Additional funds were used in the nine month period ended September 30, 1998 for capital expenditures, including the purchase of certain equipment acquired from a competitor for approximately $13.3 million and costs related to the construction of the Dredge New York of approximately $5.7 million. The Company subsequently refinanced these 1998 acquisitions with operating leases. Funds were used in 1999 to make distributions of $1.7 million to minority interests related to 1998 earnings; such distributions were made during the fourth quarter of 1997 for 1997 earnings. The use of cash for investing activities in the first nine months of 1999 was offset by distributions of $2.8 million received from Riovia and a distribution of earnings from Amboy of approximately $0.8 million.

    The Company's net cash flows from financing activities for the nine months ended September 30, 1999 and 1998 were a use of $1.8 million and a source of $3.2 million, respectively. During the nine months ended September 30, 1998, the Company effected a recapitalization which extinguished the debt under the former credit agreement and redeemed the stock of the majority shareholders with proceeds from the new bank term and revolving credit agreement, the issuance of senior subordinated notes, and the equity investments by new shareholders. For the nine months ended September 30, 1999, the financing activity included a scheduled repayment of the term debt as well as the purchase of stock from a former officer of the Company and a subsequent reissuance of a portion of these shares to certain management employees.

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

    The Company's Year 2000 Plan contemplated four phases—assessment, implementation, testing and release/installation—which overlap to a degree. In 1998 the Company completed all phases for its most critical systems. The Company continued with the implementation, testing and installation phase for its less critical systems through the first half of 1999. The Company believes such systems are not material to its operations.

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

    If the Company's computer systems fail with respect to the Year 2000 Issue, or if any applications or embedded chips critical to the Company's reporting process are overlooked, there could be a material adverse effect on the business, results of operations or financial condition of the Company. Additionally, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that failure to convert by another company would not have material adverse effect on the business, results of operations or financial condition of the Company. The Company has assessed its need for contingency plans and has established a plan for payment of payroll should its third-party service provider be unable to maintain its service. Based on the Company's assessment, no other contingency plans are considered necessary.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    A portion of the Company's current operations are conducted outside of the U.S. Through the first nine months of 1999, approximately 10.3% of contract revenues was attributable to overseas operations. It is the Company's policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Forward currency exchange contracts, typically with durations of less than one year, are used to minimize the impact of foreign currency fluctuations on operations. The Company does not purchase forward exchange contracts for trading purposes. At September 30, 1999, the Company had outstanding foreign currency forward contracts with a notional value of $4.3 million, designated as a hedge of its foreign currency denominated tax liability. The Company expects that gains or losses on the foreign currency forward contracts should offset gains or losses on the underlying tax liability being hedged, such that the impact of a change in the exchange rate would be immaterial to the Company's earnings.

    A significant operating cost for the Company is diesel fuel. The Company uses fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. At September 30, 1999, the Company had an outstanding arrangement to hedge the price of its fuel purchases related to work in backlog. If the market price of fuel were to increase or decrease, the Company anticipates that the resulting gain or loss would be offset by the fuel arrangement. Therefore, changes in the market price of fuel would not have a material impact on future earnings.

    Changes in market interest rates from December 31, 1998 did not have a significant impact on the fair value of the Company's term and revolving bank debt or fixed rate debt at September 30, 1999.

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
No reports on Form 8-K were filed during the third quarter of 1999.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT LAKES DREDGE & DOCK CORPORATION
Date: 11-12-99	By:	/s/ DEBORAH A. WENSEL Deborah A. Wensel Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
2.01	Plan and Agreement of Merger dated as of August 19, 1998 between the Company and Great Lakes Dredge & Dock Acquisition, Inc.(1)
3.01	Restated Certificate of Incorporation of the Company.(1)
3.02	Bylaws of the Company.(1)
4.01	Indenture dated as of August 19, 1998 among the Company, the Subsidiary Guarantors and the Bank of New York, as Trustee.(1)
4.02	Form of 11 1/4% Senior Subordinated Note due 2008 (included in Exhibit 4.01).(1)
10.01
Credit Agreement dated as of August 19, 1998 among the Company and the other loan parties thereto, as Borrowers, the financial institutions from time to time party thereto, as Lenders, Bank of Montreal, Chicago Branch, as Documentation Agent, Bank of America National Trust and Savings Association, as Issuing Lender and Administrative Agent and BancAmerica Robertson Stephens, as Lead Arranger.(1)
10.02
Second Amended and Restated Underwriting and Continuing Indemnity Agreement dated August 19, 1998 among the Company, certain of its Subsidiaries, Reliance Insurance Company, United Pacific Insurance Company, Reliance National Insurance Company and Reliance Surety Company.(1)
10.05	Employment Agreement between the Company and Douglas B. Mackie.(2)
10.06	Great Lakes Annual Cash Bonus Plan.(2)
10.07	Securities Purchase and Holders Agreement dated August 19, 1998 among the Company, Vectura and the Management Investors.(2)
10.08	Registration Rights Agreement dated August 19, 1998 among the Company, Vectura, and the Management Investors.(2)
10.09	Employment Agreement between the Company and Richard Lowry.(2)
27.01	Financial Data Schedule (filed only electronically with the SEC).(3)

(1)
Incorporated by reference to Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on September 29, 1998.

(2)
Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on December 14, 1998.

(3)
Filed herewith.

QuickLinks

Part I—Financial Information
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Income

Condensed Consolidated Statements of Cash Flows

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II
Item 1 Legal Proceedings
Item 6 Exhibits and Reports on Form 8-K
SIGNATURE

EXHIBIT INDEX