Form 10-K405
period 1999-12-31
GREAT LAKES DREDGE & DOCK CORP
filed 2000-03-29
CIK 885538

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of the registrant is $142,800 based on a price of $1.00/share.

    As of March 23, 2000, there were outstanding 1,541,800 shares of Class A Common Stock, 3,363,900 shares of Class B Common Stock, and 44,675 shares of Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

GREAT LAKES DREDGE & DOCK CORPORATION
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

    This Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains or may contain forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Report, the words "anticipate," "believe," "estimate," "except," "future," "intend," "plan," "should" and similar expressions or the negative thereof or other comparable terminology or discussions of strategy, plans, or intentions, identify such forward-looking statements. Such forward-looking statements are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including, in addition to any risks and uncertainties disclosed in the text surrounding such statements or elsewhere in the Report, risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's customers, suppliers, business partners and competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should the Company's assumptions or estimates prove to be incorrect, or should one or more of these risks or uncertainties materialize, actual amounts, results, events and circumstances may vary significantly from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such information.

Part I

Item 1.—Business

Organization and recapitalization

    Great Lakes Dredge & Dock Corporation (the "Company" or "Great Lakes") is the largest provider of dredging services in the United States. Prior to August 19, 1998, the Company was wholly owned by certain Blackstone Limited Partnerships ("Blackstone"). On August 19, 1998, the Company completed a recapitalization, primarily providing for the redemption of all of the capital stock held by Blackstone, as follows: (i) management exercised vested options representing 7% of the Company's then outstanding common stock, (ii) a portion of those shares of common stock held by management was purchased directly by Vectura Holding Company, LLC ("Vectura"), (iii) newly issued common stock and preferred stock was sold to Vectura and certain additional members of management, (iv) the common stock formerly held by Blackstone was redeemed, and (v) a portion of the common stock held by management and Vectura was converted into preferred stock. The redemption of the common stock formerly held by Blackstone was financed using a portion of the proceeds from $115.0 million of senior subordinated debt, $110.0 million new bank credit facility, and $45.0 million of preferred stock and $3.6 million of common stock sold to Vectura and certain members of management. As a result of the recapitalization and subsequent stock activity, certain members of Company management own approximately 14% of the outstanding common stock and Vectura owns approximately 85%.

Operations

    Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replacement of soil, sand or rock. The U.S. dredging market consists of three primary types of work: Capital, Maintenance and Beach Nourishment, in which activities the Company achieved a combined U.S. market share of the projects on which it bids ("bid market") of 44% in 1999. In addition, the Company is the only U.S. dredging contractor with significant international operations, which averaged 17% of its contract revenues over the last three years. The Company's fleet of 28 dredges, 31 material transportation barges, two drillboats, and 166 other specialized support vessels is the largest and most diverse fleet in the U.S. The Company believes its fleet would cost in excess of $600 million to build.

    Over its 109-year life, the Company has grown to be the leader in each of its business activities in the U.S. The Company's three principal dredging activities are:

  •
  Capital—U.S. and Foreign (approximately 61% of 1999 contract revenues). Capital dredging projects are primarily port expansion projects, which involve deepening channels to allow larger, deeper draft ships and providing land fill for building additional port facilities, thereby enhancing port profitability and competitiveness. The U.S. capital market includes "Deep Port" projects authorized under the 1986 Water Resource Development Act ("WORDA") as amended and supplemented, most recently in August 1999. WORDA initially authorized the deepening of 39 ports and has subsequently authorized additional port deepening projects and modified previously authorized projects. In 1998, the U.S. Army Corps of Engineers (the "Corps") announced deep port work to be completed through 2005, with a value in excess of $2.0 billion. Since this announcement, fifteen projects, with a total revenue value of approximately $394 million, had been let for bid through the end of 1999. The Company was low bidder on seven of these projects, with a value of $221 million, representing 56% of the total let for bid. The Company's cumulative market share of deep port projects let for bid over the last five years was 66%. Capital projects also include land reclamations, trench digging, and other construction related dredging. The Company's bid market share of total U.S. capital projects (including deep port projects) was 47% in 1999. Foreign capital projects, typically related to channel deepening and port infrastructure development, represented approximately 10% of the Company's 1999 contract revenues.

  •
  Maintenance (approximately 26% of 1999 contract revenues). Maintenance dredging consists of the redredging of waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, active channels generally require maintenance dredging every one to three years. This creates a continuous source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. The Company's bid market share of U.S. maintenance projects was 43% in 1999.

  •
  Beach Nourishment (approximately 13% of 1999 contract revenues). Beach nourishment dredging generally involves moving sand from the ocean floor to shoreline locations when erosion has progressed to a stage that threatens substantial shoreline assets. The Company's 1999 bid market share of U.S. beach nourishment projects was 22%.

    The Company believes that it benefits from a number of favorable trends in the U.S. dredging market:

  •
  Deep port capital projects. The average controlling depth of the top ten largest U.S. ports, as measured by annual container volume, is 40.4 feet compared to 52.7 feet for the top ten non-U.S. ports worldwide. Without significant deepening efforts, most major U.S. ports risk being unable to accommodate larger cargo vessels, which renders them less competitive with deeper ports. The Corps has the primary responsibility for maintaining and improving the nation's waterways, ports and shorelines. Funding for announced projects has increased significantly during the past two years due to increased federal funding, authorized through the WORDA legislation, and increased cost sharing of capital projects by local governments.

  •
  Reduction in the Corps' fleet. The Corps, which historically has performed a significant amount of domestic maintenance dredging projects, has substantially reduced its fleet from its height of 42 dredges in 1976 to 12 dredges currently, of which only its four hopper dredges compete directly with the Company. The Corps idled the largest of these hopper dredges in 1998 and has plans to idle the remaining three, as long as industry is able to respond in a timely manner. Thus, as a result of these plans, there is an increasing amount of maintenance work available to be performed by the private dredging industry.

  •
  Growing need for beach nourishment. Beach erosion is a continuous problem and there is a growing awareness among state and local governments as to the importance of beachfront assets to the multi-billion dollar tourism industry. To date, a significant amount of funding has been allocated by local governments to restore and preserve eroding beachfront.

  •
  Erosion of wetlands and coastal marshes. There is a growing concern over the erosion of wetlands and coastal marshes, particularly in Louisiana, which could add substantial dollars to the dredging market over the next ten years. Louisiana's coastal deterioration threatens its entire coastal ecosystem, which impacts coastal recreation, the seafood industry, and potentially infrastructure, due to increased exposure to hurricanes.

Competitive Strengths

    The Company possesses a number of competitive strengths that have allowed it to develop and maintain its leading position within the dredging industry.

  •
  Flexible portfolio of assets. The Company operates the largest and most diverse dredging fleet in the U.S. The size and breadth of the fleet improves the Company's competitiveness as it generally permits the Company to select the most efficient equipment for a particular job. To maintain the value and effectiveness of its fleet, the Company emphasizes proactive maintenance that results in less downtime, increased profitability, enhanced vessel life and relatively low capital expenditure requirements.

  •
  Favorable competitive dynamic. The Company benefits from significant advantages relative to both existing and potential competitors, including (i) the requirements of the Dredging Act of 1906 and the Jones Act of 1920, which effectively prohibit foreign dredges and foreign-owned dredging companies from competing in the U.S.; (ii) its being one of four dredging companies that it believes are independently able to obtain performance bonds in an amount greater than $50 million; (iii) the relatively high capital cost associated with the construction of a new dredge, which the Company estimates at between $18 to $50 million, which effectively limits new entrants in the dredging industry; and (iv) the Company's reputation for quality and customer service built up over its 109 year operating history, during which time it has never failed to complete a project.

  •
  Specialized capability in capital projects. The Company has also been a leader in capital dredging, which generally requires specialized engineering expertise, specific combinations of equipment and experience in performing complex projects. The Company believes its extensive experience on complex projects significantly enhances its ability to profitably bid and complete these contracts.

Business Strategy

    The Company's strategy is to continue to grow contract revenues and cash flow and strengthen its competitive position worldwide. The principal elements of this strategy include:

  •
  Continued growth in domestic markets. The Company expects to strengthen its domestic leadership position by leveraging (i) the size and breadth of its fleet, (ii) its industry-leading operating experience, (iii) its engineering expertise, and (iv) its efficient project management practices. In August 1998, to further enhance the Company's operating capabilities, the Company acquired certain hydraulic dredging assets, including the dredge "Texas", from T.L. James Dredging Company, a former competitor, for approximately $14 million. These assets have strengthened the Company's ability to perform maintenance and beach nourishment projects and have provided additional tools for capital projects. In 2000, the Company plans to increase the dredge Texas' cutter power, making it the most powerful cutter dredge in the U.S., capable of handling rock work expected in certain of the upcoming port deepening projects. In July 1999, the Company took delivery under a long-term lease of the dredge "New York", a newly-built backhoe dredge, which has been in use since its completion on the Kill Van Kull channel deepening in New York and is expected to enhance the Company's ability to compete for and execute future new deep port projects. In the fourth quarter of 1999, the Company secured construction and long-term lease financing for a new 5,000 cubic meter hopper dredge to accommodate anticipated growth in domestic hopper dredging attributable to the reduction of the Corp's hopper fleet, additional deep port work and related maintenance dredging, potential increased beach nourishment work, and the aging of the industry's hopper fleet. Construction on the new hopper dredge is expected to be completed by the end of 2001.

  •
  Improved competitive position. Throughout the past two years, the Company has seen improvement in its domestic market position. Two large competitors have effectively exited the market and their equipment has been sold to the Company and certain dredging competitors, consolidating the market. Due to this consolidation, the market has been sustaining higher bid margins.

  •
  Foreign market growth. Since the early 1990s, a consolidation among certain foreign competitors, together with an increase in foreign governments' port infrastructure investments, have resulted in new overseas dredging opportunities for Great Lakes. The Company intends to continue to selectively pursue international opportunities that offer it the potential to increase the utilization of its asset base, to leverage its project management capabilities and to expand its non-U.S. dredging market share.

Joint Ventures

Amboy Aggregates

    The Company and a New Jersey aggregates company each own 50% of Amboy Aggregates ("Amboy"). Amboy was formed in December 1984 to mine sand from the entrance channel to the New York Harbor and to provide sand and aggregate for use in road and building construction and in the Company's dredging activities. Great Lakes' dredging expertise and its partner's knowledge of the aggregate market formed the basis for the joint venture. The Company's investment in Amboy is accounted for using the equity method.

    Amboy is the only East coast aggregate producer to mine sand from the ocean floor. In 1988, Amboy built a specially designed dredge at a cost of $9.0 million for sand mining, de-watering and dry delivery. No other vessel of this type operates in the U.S. Amboy's ocean-based supply of sand provides a long-term competitive advantage in the Northeast as land-based sand deposits are depleted or rendered less cost competitive by escalating land values.

    Mining operations are performed pursuant to permits granted to Amboy by the federal government and the states of New York and New Jersey. Amboy is in the process of obtaining permits to mine sand in new borrow areas which contain aggregate more closely meeting the specifications for concrete sand. These new sources will require less blending of material with the dredged aggregate, reducing the cost of the final product and improving margins. The Company believes that these permits are likely to be obtained in the next twelve to eighteen months. However, there can be no assurance that such permits will be obtained.

Argentine Joint Venture

    At December 31, 1999, Great Lakes had a 17% interest in Riovia S.A. ("Riovia"), a joint venture with four European dredging firms and one Argentine dredging firm, to dredge the Rio Via channel linking Buenos Aires, Argentina and Montevideo, Uruguay which is important for shipping to Argentina and Uruguay. This venture was established in 1996 and has afforded Great Lakes the opportunity to work with other international dredging companies to design, manage and execute this project. During 1999, Riovia entered into the maintenance phase of the dredging contract upon completion of the capital works portion. Subsequent to December 31, 1999, the Company made an additional investment in Riovia bringing its ownership interest to 20%.

Customers

    More than 400 ports and 25,000 miles of navigation channels are dredged throughout the U.S. in order to keep ship traffic operating efficiently. The dredging industry's customers include federal, state, and local governments, foreign governments, and both domestic and foreign private concerns such as utilities and oil companies. Most dredging projects are competitively bid, with the award going to the lowest bonded bidder. There are generally few economic substitutes that customers can use for dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the United States Coast Guard and the

United States Navy are responsible for awarding federal contracts with respect to their own facilities. In 1999 approximately 72% of the Company's contract revenues were earned from contracts with federal government agencies or companies operating under contracts with federal government agencies.

    Foreign governments are the primary dredging customers in international markets, generally for capital projects relating to infrastructure development. Approximately 10% of the Company's 1999 contract revenues were earned from contracts with foreign governments or companies operating under contracts with foreign governments.

Bidding Process

    Most dredging contracts are obtained through competitive bidding on terms specified by the party inviting the bid. The nature of the specified services dictates the types of equipment, material and labor involved, all of which affect the cost of performing the contract and the price that dredging contractors will bid.

    For contracts under its jurisdiction, the Corps typically prepares a cost estimate based on its understanding of the availability of contractors and their equipment. To be successful, a bidder must be determined by the Corps to be a responsible bidder (i.e., a bidder that generally has the necessary equipment and experience to successfully complete the project) and submit the lowest responsive bid that does not exceed 125% of an estimate determined by the Corps to be fair and reasonable. With respect to projects that are not administered by the Corps, contracts are generally awarded to the lowest qualified bidder, provided such bid is no greater than the amount of funds that are available for such project.

    Substantially all of the Company's contracts are competitively bid. However, some government contracts are awarded by a sole source procurement process through negotiation between the contractor and the government. Prior to negotiations, the contractor submits a proposal and cost and pricing data to the government. Under such contracts, the government has the right, after award and/or completion of the contract, to audit the contractor's books and records, including the proposal and data available to the contractor during negotiations, to ensure compliance with the contract and applicable federal legislation, rules and regulations. The government may seek a price adjustment based on the results of such audit.

    Great Lakes has operated for over 100 years and maintains an extensive historical database of dredging production records from its own and its competitors' activities and past bidding results. Prior production records help the Company predict sediment composition and optimum equipment requirements. Management believes that its extensive database and its accumulated estimating and bidding expertise allow the Company to be more accurate than its competitors in predicting dredging cost prior to bidding for contracts.

Bonding and Foreign Project Guarantees

    For most domestic projects and some foreign projects, dredging service providers are required to obtain three types of bonds, which are typically provided by large insurance companies. A bid bond is required to serve as a guarantee that if a service provider's bid is chosen, the service provider will sign the contract. The amount of the bond is typically 20% of the service provider's bid, up to a maximum bond of $3.0 million. After a contract is signed, the bid bond is replaced by a performance bond, the purpose of which is to guarantee that the job will be completed. A performance bond typically covers 100% of the contract value with no maximum bond amounts. If the service provider fails to complete a job, the bonding company assumes such obligation and pays to complete the job, generally by using the equipment of the defaulting company. A company's ability to obtain performance bonds with respect to a particular contract depends upon the size of the contract, as well as the size of the service provider and its financial position. A payment bond is also required to protect the service provider's suppliers and subcontractors in the event that the service provider cannot make timely payments. Payment bonds are generally written in amounts ranging from 40% to 50% of the contract value, up to a maximum of $2.5 million.

    Since 1985, the Company's projects have been bonded by Reliance Surety Company ("Reliance"), with whom the Company believes it has a good relationship. The Company has not experienced difficulty in obtaining bonding from Reliance for any of its projects. If the Company were to fail to complete a project, the bond provider would be required to either (i) permit the customer to complete the job and reimburse the customer for the cost of completion or (ii) complete the defaulted contract utilizing the Company's equipment and labor force or a third party service provider. In the event the bonding company were to complete the defaulted contract, it would be entitled to be paid the contract price directly by the customer. However, the bonding company would be entitled to be paid by the Company an amount equal to the difference, if any, between the contract price and the cost of completing the project plus a profit margin thereon.

    For most foreign projects, letters of credit or bank guarantees issued by foreign banks, which are secured by letters of credit issued under the Company's credit agreement with its senior secured lenders (the "Credit Agreement"), are required as security for the bid, performance and, if applicable, advance payment. Foreign bid guarantees are usually 2% to 5% of the service provider's bid. Foreign performance and advance payment guarantees are each typically 5% to 10% of the contract value.

Competitive Environment

    The U.S. dredging industry is highly fragmented but has experienced significant consolidation in recent years. Approximately 180 entities in the U.S. presently operate more than 600 dredges, most of which are smaller, service the inland, as opposed to coastal, waterways and therefore do not compete with Great Lakes. Competition in the Company's market is determined primarily on the basis of price, and competition is often limited by the size of the job, equipment requirements, bonding requirements, certification requirements, or government regulations. Currently, Great Lakes and three competitors are the only dredging companies which independently bid on jobs with values in excess of $50.0 million.

    Most dredging competitors concentrate their efforts in certain regions and operate only one type of dredge. The Company believes the concentration is usually the result of (i) a limited capital base from which to expand operations, (ii) familiarity with the local markets and (iii) expertise with a particular type of equipment. Regional concentrations do not allow these competitors to respond to opportunities in other regions or to diversify their risks in the event of a temporary decline in the market in their area. A company with a variety of equipment, such as Great Lakes, is better able to respond to changes in demand for certain types of dredges and can select the most suitable equipment for any particular project, minimizing its project completion cost. Additionally, Great Lakes, with its extensive fleet and engineering expertise, can readily meet applicable certification, government and bonding requirements.

Equipment

    Great Lakes' fleet of dredges, material barges and other specialized equipment is the largest and most versatile in the U.S. There are three primary types of dredging equipment: hopper dredges, hydraulic dredges and mechanical dredges.

  •
  Hopper Dredges. Hopper dredges are self-propelled and have the general appearance of an ocean-going vessel. The dredge has hollow hulls into which material is suctioned hydraulically through drag-arms and deposited. Once the hollow hulls or "hoppers" are filled, the dredge will sail to the designated disposal site and either (i) bottom dump the material or (ii) pump the material from the hoppers through a pipeline to the designated site. Hopper dredges can operate in rough waters, are less likely to interfere with ship traffic and can move quickly from one project to another. Great Lakes operates the largest hopper fleet in the U.S., affording it flexibility to quickly respond to time-sensitive projects.

  •
  Hydraulic Dredges. Hydraulic dredges remove material using a revolving cutterhead which cuts and churns the sediment on the ocean floor and hydraulically pumps the material by pipe to the disposal location. These dredges are very powerful and can dredge some types of rock. Certain materials can be directly pumped as far as seven miles with the aid of a booster pump. Hydraulic dredges work with an assortment of support equipment which help with the positioning and movement of the dredge, handling of the pipelines, and the placement of the dredged material. Great Lakes operates the only two large electric hydraulic dredges in the U.S., which makes the Company particularly competitive in markets with stringent emissions standards, such as California.

  •
  Mechanical Dredges. There are two basic types of mechanical dredges operating in the U.S.: clamshell and backhoe. In all cases, the dredge uses a bucket which excavates the material from the ocean floor. The dredged material is placed by the bucket into material barges or "scows" for transport to the designated disposal area. The scows are emptied by bottom-dumping, direct pump-out or removal by a crane with a bucket. Mechanical dredges are capable of removing hardpacked sediments and debris and can work in tight areas such as along docks or terminals. Clamshell dredges with specialized buckets are ideally suited to handle material requiring controlled disposal. The Company has the largest fleet of material barges in the industry which provide cost advantages when dredged material is required to be disposed far offshore or when material requires controlled disposal.

    The Company is committed to preventive maintenance, which it believes is reflected in the long lives of most if its equipment and its low level of downtime on jobs. Effective January 1, 1999, the Company increased the estimated useful lives of certain operating equipment to better reflect the period over which the Company anticipates utilizing this equipment with normal repairs and maintenance. The Company spent $27.2 million on maintenance in 1999, in addition to approximately $15.0 million on capital expenditures.

    Great Lakes' domestic fleet is typically positioned on the East and West coasts with a smaller number of vessels on the Gulf of Mexico and on the inland rivers. The mobility of the Company's fleet enables Great Lakes to move equipment in response to changes in demand. The Company believes that on average, its dredge equipment capacity utilization based on actual operating time is among the highest in the industry. Great Lakes' fleet includes assets currently positioned internationally in the Middle East, India, Africa, and Central America.

Future Equipment Needs

    The Company is continually assessing its need to upgrade and expand its fleet to take advantage of improving technology and to address the changing needs of the dredging market. As mentioned previously, the Company has recently made some significant additions to its dredging capacity which it believes will enhance its ability to compete for and execute future deep port projects.

Equipment Certification

    Certification of equipment by the U.S. Coast Guard and establishment of the permissible loading capacity by the America Bureau of Shipping ("A.B.S.") are important factors in Great Lakes' business. Many projects, such as beach nourishment projects with offshore sand, dredging projects in exposed entrance channels, and dredging projects with offshore disposal areas, are restricted by federal regulations to be performed only by dredges or scows that have U.S. Coast Guard certification and a load line established by the A.B.S. The certifications indicate that the dredge is structurally capable of operating in open waters. The Company has more certified vessels than any domestic competitor and makes substantial investments to maintain these certifications.

Government Regulations

    The Company is subject to government regulations pursuant to the dredging statute (46 U.S.C. Section 292) which protects the United States dredging industry from competition from foreign-built dredges. The law prohibits foreign-built vessels (absent special legislative action) from competing in the United States dredging market. Dredges operating in the navigable waters of the United States must also meet the coastwise trade requirements of the Jones Act (Section 27 of the Merchant Marine Act, 1920) and Section 2 of the Shipping Act, 1916, as amended, and must have a coastwise endorsement pursuant to the Vessel Documentation Act (46 U.S.C. Section 12101 et seq.). These acts prohibit vessels owned or controlled by entities which are less than 75% owned and controlled by United States citizens from transporting dredged material between points in the United States.

    The Company's operations and facilities are subject to a variety of federal and state environmental statutes and regulations. In addition, the Company is required to comply with federal and state statutes designed to protect certain species and habitats.

Backlog

    The Company's contract backlog represents management's estimate of the revenues which will be realized under the portion of the contracts remaining to be performed based upon current estimates. Such estimates are subject to fluctuations based upon the amount of material actually dredged as well as factors affecting the time required to complete the job. In addition, because a substantial portion of the Company's backlog relates to government contracts, the Company's backlog can be canceled at any time without penalty, except, in some cases, the recovery of the Company's actual committed costs and profit on work performed up to the date of cancellation. Consequently, backlog is not necessarily indicative of future results. The Company's backlog includes only those projects for which the customer has provided an executed contract. The components of the Company's backlog are addressed in more detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

    Currently, the Company employs approximately 275 full-time salaried personnel, with additional hourly personnel, most of whom are unionized and hired on a project-by-project basis. During 1999, the Company employed an average of approximately 600 hourly personnel to meet project requirements. Crews are generally available for hire on relatively short notice.

    The Company is a party to more than twenty collective bargaining agreements that govern its relationships with its hourly personnel. Six primary agreements apply to more than ninety percent of such employees. The Company has not experienced any labor disputes in the past five years and believes it has good relationships with its significant unions; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

Item 2.—Properties

    Great Lakes' dredging fleet is the largest in the western hemisphere and one of the largest fleets in the world. The fleet consists of over 200 pieces of equipment, including the largest hopper and most of the large hydraulic dredges in the U.S.

    The following table provides a listing of the Company's current fleet of equipment.

Type of Equipment	Quantity
Hydraulic Dredges	13
Hopper Dredges	7
Clamshell Dredges	8
Unloaders	2
Drill Boats	2
Dump Barges	22
Hopper Barges	9
Deck Barges	34
Other Barges	31
Booster Pumps	6
Tugs	10
Launches	27
Derricks	6
Cranes	14
Loaders/Dozers	15
Survey Boats	21

Total	227

    A significant portion of the Company's operating equipment is subject to liens by the Company's senior lenders and bonding companies. See Note 4, "Property and Equipment" and Note 7, "Long-term Debt" in the Notes to the Consolidated Financial Statements.

    The Company leases approximately 40,000 square feet of office facilities in Oak Brook, Illinois, which serves as its principal administrative facility. The primary lease for this property will expire in the year 2008. The Company also leases waterfront properties in Baltimore, Maryland, and Green Cove Springs, Florida. These locations serve as mooring sites for idle equipment and inventory storage.

    Annual rental payments on real estate and equipment leased by the Company during the year ended December 31, 1999 totaled $14.8 million, including other short-term rentals. See Note 13, "Lease Commitments" in the Notes to the Consolidated Financial Statements.

Item 3.—Legal Proceedings

    Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, the Company is not currently a party to any material legal proceedings or environmental claims.

    The Company's operations and facilities are subject to a variety of federal and state environmental statutes and regulations, including those regulating dredging operations, the disposal of dredged material, wetlands, storm and waste water discharges, air emissions and the handling of certain substances. The scope of such statutes and regulations and parties liable thereunder have been afforded broad interpretations by state and federal regulators and courts. In addition, the Company is required to comply with federal and state statutes designed to protect certain species and habitats. Such compliance can delay the authorization of, appropriation with respect to, and performance of, particular projects and increase expenses in connection therewith.

    The Company cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered or interpreted or what environmental conditions may be found to exist on its properties. Compliance with more stringent environmental laws, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of those laws, and discovery of new conditions may require additional expenditures by the Company. There can be no assurance that one or more of the foregoing will not have material adverse effect on the Company.

Item 4.—Submission of Matters to a Vote of Security Holders

    None.

Part II

Item 5.—Market for the Registrant's Common Equity and Related Stockholder Matters

    There is no established public offering market for the outstanding common equity of the Company. At December 31, 1999, Vectura Holding Company, LLC ("Vectura") owns approximately 85% of the outstanding common equity of the Company and certain members of the Company's management own in aggregate approximately 14% of the outstanding common equity of the Company. Vectura's membership interests are owned by 399 Venture Partners, Inc., an affiliate of Citicorp Venture Capital Ltd., and certain other investors.

    The ability of the Company to pay dividends is restricted by certain covenants contained in the Company's senior credit facility, as well as certain restrictions contained in the Company's indenture agreement relating to its subordinated debt.

Item 6.—Selected Financial Data

    The following table sets forth certain financial data regarding the Company and should be read in conjunction with the consolidated financial statements and notes thereto (see Item 14, "Financial Statements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The income statement and balance sheet data presented below have been derived from the Company's consolidated financial statements.

	Years Ended December 31,
	1999	1998	1997	1996	1995
	(in millions)
Income Statement Data:
Contract revenues	$302.3	$289.2	$258.3	$235.9	$226.9
Costs of contract revenues	(244.8)	(240.6)	(228.4)	(208.7)	(217.1)

Gross profit	57.5	48.6	29.9	27.2	9.8
General and administrative expenses	(21.9)	(22.6)	(18.9)	(16.4)	(15.9)
Equity incentive plan and other compensation expenses	—	(8.2)	—	—	—
Recapitalization related expenses	—	(9.5)	—	—	—

Operating income	35.6	8.3	11.0	10.8	(6.1)
Interest expense, net	(18.1)	(9.9)	(6.0)	(6.0)	(7.9)
Equity in earnings of joint ventures	0.2	1.2	3.1	1.1	1.3

Income (loss) before income taxes, minority interests, discontinued operations and extraordinary item	17.7	(0.4)	8.1	5.9	(12.7)
Provision for income taxes	(8.5)	(0.7)	(2.6)	(2.4)	4.2
Minority interests	0.5	(2.7)	(1.7)	(0.4)	(1.2)

Income (loss) from continuing operations before extraordinary item	9.7	(3.8)	3.8	3.1	(9.7)
Discontinued operations, net of tax benefit (expense)	—	—	—	(1.1)	(0.3)
Extraordinary item, net of income tax benefit	—	(0.9)	—	—	—

Net income (loss)	$9.7	$(4.7)	$3.8	$2.0	$(10.0)

Other Data:
EBITDA	$47.6	$22.2	$24.6	$24.7	$8.6
Adjusted EBITDA (1)	—	39.9	—	—	—
Net cash flows from operating activites	25.3	20.2	13.6	24.7	(3.7)
Depreciation	12.0	13.9	13.6	13.9	14.7
Maintenance expenses	27.2	22.7	17.3	14.7	15.4
Capital expenditures	15.0	9.9	11.5	5.4	11.5

(1) Adjusted for equity incentive plan and other compensation expenses and recapitalization related expenses in 1998.
Balance Sheet Data:
Cash and cash equivalents	$1.5	$0.8	$1.7	$1.9	$2.3
Working capital	13.2	22.3	38.4	22.0	26.9
Total assets	241.4	235.1	245.6	222.1	266.0
Total debt	159.2	170.4	57.6	52.4	76.8
Total stockholders' equity (deficit)	(39.6)	(48.7)	78.2	74.4	72.3

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

Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    Great Lakes is the largest provider of dredging services in the United States. Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: Capital, Maintenance (including controlled disposal dredging) and Beach Nourishment, in which areas the Company has experienced a combined bid market share in the U.S. of 44% in 1999. In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which represented an average of 17% of its contract revenues over the past three years.

    Most dredging contracts are obtained through competitive bidding on terms specified by the party inviting the bid. The nature of the specified services dictates the types of equipment, material and labor involved, all of which affect the cost of performing the contract and the price that dredging contractors will bid.

    The Company recognizes contract revenues under the percentage-of-completion method, based on the Company's engineering estimates of the physical percentage completed of each project. Costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each project. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical quantities completed and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Significant expenditures incurred incidental to major contracts are deferred and recognized as costs of contracts based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

    The components of costs of contract revenues are labor, equipment, subcontracts, rentals, lease expense, other assets employed (including depreciation, insurance, fuel, maintenance and supplies) and project overhead. The hourly labor generally is hired on a project basis and laid-off upon the completion of the project. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.

    Generally, Capital projects have the lowest costs of contract revenues as a percent of contract revenues and Beach Nourishment projects have the highest.

    The Company's cost structure includes significant fixed costs, averaging approximately 20% to 22% of total costs of contract revenues. The Company can have significant fluctuations in equipment utilization throughout the year. Accordingly, for interim reporting, the Company prepays or accrues fixed equipment costs and amortizes the expenses in proportion to revenues recognized over the year to better match revenues and expenses. Costs of contract revenues also includes the net gain or loss on dispositions of property and equipment. The Company recorded net (losses) gains on dispositions of property and equipment of $(0.7) million and $3.3 million in 1998 and 1997, respectively. In 1999, the loss from dispositions was negligible.

    In 1999, the Company's equity in earnings of joint ventures primarily relates to the Company's 50% ownership interest in Amboy. In 1998 and 1997, equity in earnings of joint ventures also included earnings of $0.2 million and $0.7 million, respectively, related to the Company's 17% interest in Riovia, in which the Company made an initial investment in 1996. During 1999, Riovia entered into the maintenance phase of the dredging contract upon completion of the capital works portion. The Company has less involvement in the project operations going forward, and therefore, in the fourth quarter of 1999, the Company began accounting for its investment in Riovia at cost. Earnings for Riovia for the first three quarters of 1999 were insignificant. The Company continues to account for its investment in Amboy using the equity method. The Company conducts certain hopper dredging activities, primarily maintenance and beach nourishment projects through the operation of NATCO Limited Partnership ("NATCO") and North American Trailing Company ("North American"). Minority interests reflects Ballast Nedam Group N.V.'s respective 25% and 20% interest in NATCO and North American.

Quarterly Results of Operations

    The following table sets forth the components of net income and EBITDA on a quarterly basis for the years ended December 31, 1999 and 1998.

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in millions)
1999
Contract revenues	$72.3	$78.0	$76.0	$76.0
Costs of contract revenues	(59.1)	(63.9)	(60.7)	(61.1)

Gross profit	13.2	14.1	15.3	14.9
General and administrative expenses	(4.9)	(4.8)	(5.2)	(7.0)

Operating income	8.3	9.3	10.1	7.9
Interest expense, net	(4.4)	(4.6)	(4.6)	(4.5)
Equity in earnings of joint ventures	(0.3)	—	0.1	0.4

Income before income taxes and minority interests	3.6	4.7	5.6	3.8
Provision for income taxes	(1.6)	(2.5)	(2.4)	(2.0)
Minority interests	0.2	0.4	(0.4)	0.3

Net income	$2.2	$2.6	$2.8	$2.1

EBITDA	$11.2	$12.2	$13.0	$11.2

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in millions)
1998
Contract revenues	$56.6	$70.4	$73.2	$89.0
Costs of contract revenues	(47.9)	(58.0)	(61.4)	(73.3)

Gross profit	8.7	12.4	11.8	15.7
General and administrative expenses	(4.9)	(5.0)	(5.3)	(7.5)
Equity incentive plan and other compensation expenses	—	—	(8.2)	—
Recapitalization related expenses	—	—	(9.5)	—

Operating income (loss)	3.8	7.4	(11.2)	8.2
Interest expense, net	(1.2)	(0.9)	(2.7)	(5.0)
Equity in earnings of joint ventures	—	0.4	—	0.8

Income (loss) before income taxes, minority interests, and extraordinary item	2.6	6.9	(13.9)	4.0
Income tax (expense) benefit	(1.0)	(2.5)	4.0	(1.1)
Minority interests	(0.4)	(0.9)	(0.6)	(0.8)

Income (loss) from continuing operations	1.2	3.5	(10.5)	2.1
Extraordinary item, net of income tax benefit	—	—	(0.9)	—

Net income (loss)	$1.2	$3.5	$(11.4)	$2.1

EBITDA	$7.4	$11.1	$(7.5)	$11.2

Adjusted EBITDA (1)	$—	$—	$10.2	$—

(1)
Adjusted for equity incentive plan and other compensation expenses and recapitalization related expenses in 1998.

Results of Operations—Fiscal Years

    The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the years ended December 31:

	1999	1998	1997
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(81.0)	(83.2)	(88.4)

Gross profit	19.0	16.8	11.6
General and administrative expenses	(7.2)	(7.8)	(7.3)
Equity incentive plan and other compensation expenses	—	(2.8)	—
Recapitalization related expenses	—	(3.3)	—

Operating income	11.8	2.9	4.3
Interest expense, net	(6.0)	(3.4)	(2.3)
Equity in earnings of joint ventures	—	0.4	1.2

Income (loss) before income taxes, minority interests, and extraordinary item	5.8	(0.1)	3.2
Provision for income taxes	(2.8)	(0.2)	(1.0)
Minority interests	0.2	(1.0)	(0.7)

Income (loss) from continuing operations before extraordinary item	3.2	(1.3)	1.5
Extraordinary item, net of applicable income tax benefit	—	(0.3)	—

Net income (loss)	3.2%	(1.6)%	1.5%

EBITDA	15.7%	7.7%	9.5%

Adjusted EBITDA (1)		13.8%

(1)
Adjusted for equity incentive plan and other compensation expenses and recapitalization related expenses in 1998.

Components of Contract Revenues and Backlog

    The following table sets forth, by type of work, the Company's contract revenues for the years ended and backlog as of December 31:

	1999	1998	1997
Revenues
Capital—U.S.	$152,918	$88,662	$55,563
Capital—foreign	30,695	57,591	55,919
Beach nourishment	40,522	80,947	59,036
Maintenance	78,154	60,593	74,379
Other (1)	—	1,419	13,399

	$302,289	$289,212	$258,296

Backlog
Capital—U.S.	$136,114	$148,979	$87,784
Capital—foreign	100,061	33,937	40,353
Beach nourishment	8,256	19,328	10,311
Maintenance	22,644	32,992	15,495
Other (1)	—	—	1,334

	$267,075	$235,236	$155,277

(1)
Consists of contract revenues primarily attributable to a marine construction business that was sold in 1996.

    The Company's strong performance in 1999 is the result of successfully performing projects from the record-level backlog. This high level of backlog reflects work bid and won during the preceding two year period of continuing market improvement both in volume and margins. Fourth quarter 1999 revenues of $76.0 million declined 14.6% from fourth quarter 1998 revenues of $89.0 million, due to normal fluctuations in the types of work and project timing. However, fourth quarter 1999 gross profit declined only 5.1% compared to the same period of 1998, due to the continuing trend of increased margins throughout 1999 in relation to 1998.

    The growth in 1999 revenues and earnings is primarily attributable to domestic capital dredging project revenues, which increased $64.3 million or 72.5% when compared to 1998 revenues. Capital projects include large port deepenings and other infrastructure projects. Due to the significant volume of capital projects announced and bid in 1998 and 1999, the Company has allocated more of its resources to these higher margin projects.

    In 1999, contract revenues from Capital projects include $38.5 million generated from a large project in Los Angeles, which began work in 1997, and jobs awarded in 1998 related to deep port work in Houston and Boston, which generated contract revenues of $35.3 million and $20.4 million, respectively. Additionally, significant deep port projects in New York and Charleston, which were awarded in 1999, contributed $13.0 million and $19.2 million, respectively, to 1999 contract revenues.

    Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Revenues from maintenance projects for the year ended December 31, 1999 increased $17.6 million or 29.0%, over 1998. The increase in maintenance dredging revenues was partly attributed to a large project on the Mississippi River Gulf Outlet, which contributed 1999 revenue of $20.1 million and employed the hydraulic dredge "Texas," which was acquired from a former competitor in 1998.

    Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion. Year to date 1999 revenues from beach projects decreased $40.4 million or 49.9%, compared to 1998. This decrease was primarily a result of the deferral of some key projects by the customers, so that fewer projects were let for bid in 1999. As mentioned previously, the Company expects to see growth in beach nourishment projects over the next few years due to growing awareness of the importance of the tourism revenue to the local economies.

    Revenues of the Company's NATCO hopper dredging subsidiary declined in 1999 when compared to 1998 due to lower than historical emergency Mississippi River work and postponement of certain beach projects. Additionally, certain dredges in the NATCO hopper fleet have experienced down-time due to routine overhauls and project delays, resulting in decreased utilization for 1999. The Company does not expect to see a significant improvement in 2000 due to the aging of its hopper fleet, which necessitates continued maintenance, as well as the current outlook for river rental work, which is not currently projected to require significant emergency rentals which supplement the hopper dredging market.

    Revenues from foreign operations in 1999 declined $26.9 million or 46.7% compared to 1998. Key foreign projects which contributed to 1999 revenues include the Company's joint venture project in Egypt, which began in the first quarter of 1999, a project in Denmark which begin early in 1998 and was completed in 1999 and a project in Dabhol, India which began in the third quarter of 1999. These projects contributed revenue of $14.1 million, $5.1 million, and $4.7 million, respectively, during 1999. Due to the timing of foreign contracts and strength of the domestic markets, 1999 foreign revenues are below historical levels; however, the Company was recently awarded additional foreign contracts in Bhairab, Bangladesh and Ghana, West Africa, with a combined value of $88.5 million, which are expected to contribute in excess of $25 million to foreign revenues in 2000.

Backlog

    The Company's contract backlog represents management's estimate of the revenues which will be realized under the portion of the contracts remaining to be performed based upon current estimates. Such estimates are subject to fluctuations based upon the amount of material actually dredged as well as factors affecting the time required to complete the job. In addition, because a substantial portion of the Company's backlog relates to government contracts, the Company's backlog can be canceled at any time without penalty, except, in some cases, the recovery of the Company's actual committed costs and profit on work performed up to the date of cancellation. Consequently, backlog is not necessarily indicative of future results. The Company's backlog includes only those projects for which the customer has provided an executed contract.

    Backlog at December 31, 1999 of $267.1 million, an increase $31.8 million or 13.5% compared to December 31, 1998, represents the highest year-end backlog level in the Company's history. This achievement is primarily attributable to the domestic capital project backlog, which remains strong at $136.1 million but has decreased slightly from 1998 by $12.9 million, as well as the addition of a significant project in Ghana, West Africa, which is expected to be performed over a period of approximately four years. This project comprises $81.7 million of year-end backlog.

    Additional significant revenues in backlog at December 31, 1999 relate to capital projects in Houston for $26.2 million, in San Juan, Puerto Rico for $31.5 million, and in Los Angeles for $14.0 million.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

    Contract Revenues.  Contract revenues increased $13.1 million or 4.5% from $289.2 million in 1998 to $302.3 million in 1999. The increase in 1999 is due primarily to the increased volume of higher margin capital dredging projects which offset a decline in revenues from beach nourishment and foreign projects.

    Costs of Contract Revenues.  Costs of contract revenues increased $4.2 million or 1.8%, from $240.6 million in 1998 to $244.8 million in 1999. Costs of contract revenues as a percentage of contract revenues was 81.0% in 1999 and 83.2% in 1998. The improvement in costs of contract revenues as a percentage of revenues in 1999 is primarily attributable to the project mix. Throughout 1999, there were more higher margin capital dredging projects and fewer lower margin beach nourishment and foreign projects.

    Gross Profit.  Gross profit increased $8.8 million or 18.2%, from $48.6 million in 1998 to $57.5 million in 1999. The improvement in 1999 was attributable to the increased volume of higher margin capital dredging work.

    General and Administrative Expenses.  General and administrative expenses remained relatively consistent as 7.2% of sales in 1999 compared to 7.8% in 1998.

    Operating Income.  Operating income was $35.6 million in 1999, an increase of $9.6 million compared to 1998 (excluding nonrecurring recapitalization and equity incentive plan and other compensation expenses totaling $17.7 million related to the recapitalization of the Company in August 1998). The 1999 increase in operating income was primarily a result of the increased volume of higher margin capital dredging work.

    EBITDA.  EBITDA increased $7.7 million or 19.2%, to $47.6 million for the year ended December 31, 1999 from $39.9 million (excluding recapitalization and equity incentive plan and other compensation expenses) for the year ended December 31, 1998. The increase was due to the increased volume of higher margin work in 1999.

    Interest Expense, Net.  Net interest expense increased $8.2 million or 83.5%, from $9.9 million in 1998 to $18.1 million in 1999. The increase was related to interest on the additional debt incurred in connection with the Company's recapitalization effected in August 1998.

    Equity in Earnings of Joint Ventures.  Equity in earnings of joint ventures declined $1.0 million or 85.0%, from $1.2 million in 1998 to $0.2 million in 1999. The decrease was due to the continued reduction in demand for Amboy's products, combined with commencement of the maintenance phase of the Riovia project. The maintenance phase is anticipated to have lower revenues and margins than the capital phase, which was substantially complete at the end of 1998. Further, at October 1, 1999, the Company began accounting for its investment in Riovia using the cost method. Equity earnings for Riovia in 1999 were insignificant.

    Income Tax Expense.  Income taxes increased $7.8 million, to $8.5 million in 1999 from $0.7 million in 1998. The increase is a result of taxable earnings in 1999 of approximately $17.7 million compared to a loss in 1998 of $0.4 million which resulted from the inclusion of significant nonrecurring expenses related to the recapitalization of the Company.

    Minority Interests.  Income attributable to minority interests declined to a loss of $0.5 million in 1999 from income of $2.7 million in 1998. The decrease was due to lower earnings from the NATCO hopper dredging operations in 1999 compared to 1998.

    Net Income (Loss).  Net income increased $14.4 million, to $9.7 million in 1999 from a loss of $4.7 million in 1998. The 1999 net income reflects the improved operating earnings resulting from the favorable project mix, while the 1998 losses reflect the additional nonrecurring expenses related to the Company's recapitalization in 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

    Contract Revenues.  Contract revenues increased $30.9 million or 12.0% from $258.3 million in 1997 to $289.2 million in 1998. The growth was primarily due to a rise in contract revenues from Capital and Beach Nourishment projects, which increased $33.1 million and $21.9 million, or 59.6% and 37.2%, respectively, from 1997. In 1998, contract revenues from Capital projects include $49.6 million generated from a large project in Los Angeles, which began work in 1997, and two jobs awarded in 1998, Boston Harbor Deepening and Poplar Island, which generated contract revenues of $10.2 and $7.3 million, respectively. Beach nourishment revenues increased as a result of the successful awards of several large East coast projects in 1998, along with favorable weather conditions during the fourth quarter which necessitated less downtime than is normally experienced during this time of year. The contribution of contract revenues from Foreign operations were relatively unchanged compared to 1997, while Maintenance contract revenues were down 18.5% compared to 1997 due to normal fluctuations in the number and size of projects awarded from year to year.

    Costs of Contract Revenues.  Costs of contract revenues increased $12.2 million or 5.3%, from $228.4 million in 1997 to $240.6 million in 1998. The increase was primarily attributable to increased utilization of equipment generating higher revenues. Costs of contract revenues as a percentage of contract revenues was 83.2% in 1998 and 88.4% in 1997. The improvement in 1998 was attributable to higher margins on various projects performed during the year along with favorable weather conditions during the fourth quarter, which necessitated less downtime than is normally experienced during this time of year.

    Gross Profit.  Gross profit increased $18.7 million or 62.3%, from $29.9 million in 1997 to $48.6 million in 1998. The improvement in 1998 was attributable to higher margins on various projects performed during the year along with favorable weather conditions during the fourth quarter.

    General and Administrative Expenses.  General and administrative expenses increased $3.7 million or 19.8%, from $18.9 million in 1997 to $22.6 million in 1998. The increase was primarily due to additional personnel costs associated with increased equipment utilization and higher incentive awards connected with increased earnings levels experienced during 1998.

    Operating Income.  Operating income decreased $2.7 million or 24.5%, from $11.0 million in 1997 to $8.3 million in 1998. The decrease is a result of $9.5 million of non-recurring expenses related to the Company's recapitalization in August of 1998, which was charged to operations. An additional $8.2 million of compensation expense related to equity incentive plan transactions and other discretionary bonuses was charged to operations during the period. An increase in earnings related to higher project revenues and margins in 1998, substantially offset these non-recurring expenses.

    EBITDA.  EBITDA decreased $2.4 million or 9.7%, from $24.6 million in 1997 to $22.2 million in 1998. The decrease is a result of the combined $17.7 million for equity incentive plan and other compensation expenses and recapitalization related expenses charged to operations in 1998. The unfavorable effects of these charges were substantially offset by increased earnings related to higher revenues and improved project margins in 1998.

    Interest Expense, Net.  Net interest expense, increased $3.9 million or 64.7%, from $6.0 million in 1997 to $9.9 million in 1998. The increase is primarily related to interest on the newly issued senior subordinated debt associated with the Company's recapitalization.

    Equity in Earnings of Joint Ventures.  Equity in earnings of joint ventures declined $1.9 million or 61.1%, from $3.1 million in 1997 to $1.2 million in 1998. The decrease was primarily attributable to a reduction in demand for Amboy's products and a decrease in margin on a portion of the project at Riovia.

    Income Tax Expense.  Income taxes decreased $1.9 million or 76.2%, from $2.6 million in 1997 to $0.7 million in 1998. The decrease is primarily a result of lower taxable income due to additional interest expense related to the newly issued senior subordinated debt, the equity incentive plan and other compensation expenses and certain of the non-recurring expenses associated with the Company's recapitalization.

    Minority Interests.  Minority interests increased $1.0 million or 64.3%, from $1.7 million in 1997 to $2.7 million in 1998. The increase is due to improved earnings resulting from stronger margins in the NATCO hopper dredging operations.

    Extraordinary Item.  In conjunction with the recapitalization, the Company entered into a new credit agreement. As a result, deferred financing fees associated with the Company's prior credit agreement of $0.9 million, after tax, were written off as an extraordinary item.

    Net Income (Loss).  Net income decreased $8.5 million, from earnings of $3.8 million in 1997 to a loss of $4.7 million in 1998. The decrease is a result of improved operating earnings offset by equity incentive plan and other compensation expenses, non-recurring expenses related to the Company's recapitalization and higher interest expense related to the newly issued senior subordinated debt.

Seasonality

    The Company has historically realized lower contract revenues and earnings in the first and fourth quarters of each year. This trend is due to a number of factors including variation in weather conditions and government funding cycles, which affect the timing and execution of projects. With the increase in deep port work over the past two years, the Company has had more flexibility to move its equipment around as weather conditions dictate. Thus, the Company has not experienced typical seasonal fluctuations recently. However, in the future, seasonality may become more of a factor if the project mix changes and the Company is not able to be as flexible in utilizing its equipment.

Liquidity and Capital Resources

    The Company's primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit provided by the Credit Agreement. The Company's primary uses of cash are funding working capital, capital expenditures and debt service.

    The Company's net cash flows from operating activities for the years ended December 31, 1999, 1998 and 1997 were $25.3 million, $20.2 million and $13.6 million, respectively. The increase in cash flows from operating activities in 1999 compared to 1998 was due to favorable contract operations in 1999 over 1998 and a decrease in working capital resulting primarily from normal fluctuations in working capital requirements, along with an increase in billings received in advance of revenue recognition. The increase in cash flows from operating activities in 1998 compared to 1997 was due to favorable contract operations in 1998 over 1997 and a decrease in working capital resulting primarily from favorable timing in the collection of receivables.

    The Company's net cash flows from investing activities for the years ended December 31, 1999, 1998 and 1997, were uses of $12.8 million, $10.6 million, and $6.2 million, respectively. In 1999, there was an increase in capital additions of $6.0 compared to the net capital additions in 1998. Capital expenditures in 1998 included $13.6 million for two hydraulic dredges and certain support vessels acquired from a competitor. In December 1998, the Company entered into a sale lease-back transaction for this equipment and received proceeds of $14.5 million. Additionally, in 1998, the Company contracted to build a new backhoe dredge to cost approximately $18.0 million. Capital expenditures in 1998 included $5.7 million in costs related to the construction of this dredge. In October 1998, the Company sold the $5.7 million in related construction in progress and entered into a construction agency agreement to complete the backhoe and a long term operating lease to operate the dredge upon completion. The 1999 increase in capital additions was partially offset by distributions of $3.6 million received from the Company's joint venture investments. The increase of $4.4 million in net cash flows used in investing activities in 1998 compared to 1997 was primarily a result of increased capital expenditures net of disposition proceeds in 1998.

    The Company's net cash flows from financing activities for the years ended December 31, 1999, 1998 and 1997, were uses of $11.7 million, $10.6 million, and $7.6 million, respectively. The 1999 use of cash related primary to payments on the term loan portion of the Credit Agreement. The Credit Agreement was amended in October 1999 to allow for prepayment of a portion of the term loan and increase capacity under the revolving loan. The increased use of cash related to financing activities in 1998 compared to 1997 is explained by the recapitalization effected in August of 1998, which extinguished the debt under the former credit agreement and redeemed the stock of the majority shareholders with the proceeds from the new Credit Agreement, issuance of senior subordinated notes and equity investments by new shareholders.

    Distributions from both Amboy and Riovia are subject to the unanimous consent of each partner in such joint venture. The Company received distributions from the joint ventures totaling $3.6 million and $1.0 million in 1999 and 1997, respectively. No distributions were received from joint ventures in 1998. The Company recorded earnings from such joint ventures of $0.2 million, $1.2 million and $3.1 million in 1999, 1998 and 1997, respectively. In the first half of 1999, the Company made distributions to minority interests of $1.7 million, related to 1998 earnings; such distributions were made during the fourth quarter of 1997 for 1997 earnings. The Company recorded minority interest income (expense), attributable to subsidiary results, of $0.5 million, $(2.7) million, and $(1.7) million in 1999, 1998 and 1997, respectively.

    The Company has entered into operating lease agreements for certain dredging assets, including the new lease related to the recently-commissioned backhoe dredge New York, and office space, which require annual lease payments through 2011. See Note 13, "Lease Commitments" in the Notes to the Consolidated Financial Statements. In the fourth quarter of 1999, the Company secured construction and long-term lease financing for a new 5,000 cubic meter hopper dredge, expected to be delivered by the end of 2001. Additionally, the Company expects to incur annual maintenance expenses of approximately $22 to $27 million. Amounts expended for operating leases and maintenance expenses are charged to operations on an annual basis.

    Planned capital expenditures, which primarily include support equipment and equipment upgrades, are expected to require spending of approximately $10 to $15 million annually for the foreseeable future.

    Management believes cash flows from operations and available credit will be sufficient to finance operations, planned capital expenditures and debt service requirements for the foreseeable future. The Company's ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

Year 2000 Issue

    In June 1996, the Company's MIS Department developed a plan to identify and address issues related to Year 2000 compliance. The Company's internal systems were the primary focus of the plan. At that time, the Company compiled an inventory of its internally developed and third party software. The Company also evaluated various solutions and techniques for making its internally developed databases and programs Year 2000 ready. The Company prioritized the tasks taking into account the likelihood of Year 2000 failure, the impact of Year 2000 failure on its business, and the effort required to complete the task. In March 1997, senior management of the Company reviewed the tasks and approved the plan.

    The Company's Year 2000 Plan contemplated four phases—assessment, implementation, testing and release/installation—which overlapped to a degree. The Company also considered and addressed the impact of year 2000 on other aspects of the Company's operations, such as equipment navigational systems. The Company received information concerning the Year 2000 status of certain critical suppliers and is satisfied such suppliers remediated issues that could have the potential to affect the Company.

    The Company completed implementation of its year 2000 Plan prior to December 31, 1999 and has experienced no significant interruptions in its operations related to the transition to Year 2000. The total cost of implementing its Year 2000 Plan, consisting primarily of increased staffing requirements and outside consulting services, was not material.

    If the Company's computer systems should still fail with respect to the Year 2000 Issue, or if any applications or embedded chips critical to the Company's reporting process were overlooked, there could be a material adverse effect on the business, results of operations or financial condition of the Company. Additionally, there can be no assurance that the systems of other companies on which the Company's system rely have not been adversely impacted, or that a failure to adequately convert by another company would not have material adverse effect on the business, results of operations or financial condition of the Company. The Company assessed its need for contingency plans and established a plan for payment of payroll should its third-party service provider be unable to maintain its service. This plan has not been required and based on the Company's assessment, no other contingency plans are considered necessary.

Effects on Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS 133 additionally requires changes in the fair value of derivatives to be recorded in current earnings or comprehensive income based on the intended use of the derivatives. Management does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position, results of operations or cash flows.

Inflation

    The Company does not believe that inflation has had a material impact on the Company's operations for the years ended December 31, 1999, 1998 and 1997.

Item 7A.—Quantitative and Qualitative Disclosures about Market Risk

    A portion of the Company's current operations are conducted outside of the U.S. In 1999 and 1998, 10% and 20%, respectively, of contract revenues were attributable to overseas operations. It is the Company's policy to hedge foreign currency exchange risk on contracts dominated in currencies other than the U.S. dollar, if available. Forward currency exchange contracts, typically with durations of less than one year, are used to minimize the impact of foreign currency fluctuations on operations. The Company does not purchase forward exchange contracts for trading purposes. At December 31, 1999, the Company had outstanding foreign currency forward contracts with a notional value of $4.3 million, designated as a hedge of its foreign currency denominated tax liability. The Company expects that gains or losses on the foreign currency forward contracts should offset gains or losses on the underlying tax liability being hedged, such that the impact of a change in the exchange rate would be immaterial to the Company's earnings. At December 31, 1998, the Company had no foreign currency hedge contracts outstanding.

    The Company's obligations under the Credit Agreement expose earnings to changes in short-term interest rates since interest rates on bank debt are variable. If the variable rates on the Company's outstanding bank debt were to increase by 10% from the rates at December 31, 1999, for the full year 2000, assuming scheduled principal payments are made, interest expense would increase $0.3 million and assuming a 38% marginal tax rate, net income would decrease $0.2 million.

    The fair value of the Company's fixed rate debt was $120.2 million and $117.9 million at December 31, 1999 and 1998, respectively, based on quoted market prices. Assuming a 10% decrease in interest rates at December 31, 1999, the fair value of this fixed rate debt would have increased by $7.4 million.

    A significant operating cost for the Company is diesel fuel. During 1999 and 1998, fuel expenditures represented 4.6% and 5.1%, respectively, of costs of contract revenues. The Company uses fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. At December 31, 1999, the Company had an outstanding arrangement to hedge the price of a portion of its fuel purchases related to work in backlog. If the market price of fuel were to increase or decrease, the Company anticipates that the resulting gain or loss for these purchases would be offset by the fuel arrangement. Therefore, changes in the market price of fuel are not anticipated to have a material impact on future earnings. At December 31, 1998, the Company had no fuel hedge contracts outstanding.

Item 8.—Financial Statements and Supplementary Data

    The consolidated financial statements (including financial statement schedules listed under Item 14 (a) of this report) of the Company called for by this Item, together with the Independent Auditors' Report dated January 28, 2000, are set forth on pages F1 to F24 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Item 9.—Change In and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Part III

Item 10.—Directors and Executive Officers

    Set forth below are the names, ages and positions of the persons who serve as the directors and executive officers of the Company.

Name	Age	Position
Douglas B. Mackie	47	President, Chief Executive Officer and Director
Richard M. Lowry	44	Executive Vice President and Chief Operating Officer
Deborah A. Wensel	38	Vice President and Chief Financial Officer
William F. Pagendarm	49	Vice President—Division Manager
Steven F. O'Hara	44	Vice President—Division Manager
Bradley T. J. Hanson	45	Vice President—Division Manager
Daniel L. Hussin	51	Vice President—Manager of U.S. Business Development
Michael A. Delaney	44	Director
David Wagstaff III	61	Director

    Douglas B. Mackie—Mr. Mackie has been President, Chief Executive Officer and Director of the Company since 1995. Mr. Mackie joined the Company in 1978 as Corporate Counsel. In 1987 he was named Senior Vice President.

    Richard M. Lowry—Mr. Lowry has been the Executive Vice President and Chief Operating Officer of the Company since 1995. Mr. Lowry joined the Company in 1978 as a Project Engineer and has since held positions of increasing responsibility in the engineering and operating areas of the Company. In 1990 he was named Senior Vice President and Chief Engineer.

    Deborah A. Wensel—Ms. Wensel has been the Vice President, Chief Financial Officer and Treasurer of the Company since April 1999. Ms. Wensel joined the Company in 1987 as Accounting and Financial Reporting Supervisor. In 1995, she was named Controller and Chief Accounting Officer.

    William F. Pagendarm—Mr. Pagendarm has been a Vice President and Division Manager of the Company since 1985. He joined the Company in 1979 as Project Superintendent.

    Steven F. O'Hara—Mr. O'Hara has been a Vice President and Division Manager of the Company since 1988. He joined the Company in 1978 as Cost Accountant.

    Bradley T. J. Hansen—Mr. Hansen has been a Vice President and Division Manager of the Company since 1994. Mr. Hansen joined the Company in 1977 as an Area Engineer. He was named Vice President & General Superintendent of the Company in 1991.

    Daniel L. Hussin—Mr. Hussin has been Vice President—Manager of U.S. Business Development since 1995. Mr. Hussin joined the Company in 1972 as an Estimator. He was named Vice President and Division Manager of the Company in 1973.

    Michael A. Delaney—Mr. Delaney became a director of the Company upon consummation of the recapitalization on August 19, 1998. Mr. Delaney has been a Managing Director of 399 Venture Partners, Inc. and its affiliate Citicorp Venture Capital Ltd. since 1997. From 1989 through 1997, he was a Vice President of Citicorp Venture Capital Ltd. and 399 Venture Partners, Inc. From 1986 through 1989, he was Vice President of Citicorp Mergers and Acquisitions. Mr. Delaney is also a director of GVC Holdings, JAC Holdings, CORT Business Services, Inc., Palomar Technologies, Inc., SC Processing, Inc., Triumph Group, Inc., CLARK Material Handling Corporation, Enterprise Media Inc., MSX International, Delco

Remy International, Inc., International Knife and Saw Inc., Fabri-Steel Products, Inc., Aetna Investors, Inc., AmeriSource Health Corporation and Allied Digital Technologies Corporation.

    David Wagstaff III—Mr. Wagstaff became a director of the Company upon consummation of the recapitalization on August 19, 1998. Mr. Wagstaff has served as President and Chief Executive Officer of Vectura Group, Inc. since 1993. He was previously the Principal in a private consulting business and has worked in various executive capacities at the Equitable Life Assurance Company and Citicorp.

Item 11.—Executive Compensation

    The following table sets forth certain information regarding the compensation for 1999, 1998 and 1997 of Great Lakes' Chief Executive Officer and the next four highest paid executive officers of the Company (collectively the "Named Executive Officers"):

			Annual Compensation
Name and Principal Position					Other Annual Compensation (2)			All Other Compensation (3)
	Year		Salary	Bonus (1)
Douglas B. Mackie, President and Chief Executive Officer	1999 1998 1997		$312,000 300,000 286,700	$435,554 420,000 236,814	$	— 2,512,660 —	(4)	$145,222 1,512,926 134,140	(5)
Richard M. Lowry, Executive Vice President and Chief Operating Officer	1999 1998 1997		270,400 260,000 248,000	377,480 364,000 204,848		— 2,512,660 —	(6)	122,713 1,494,659 113,586	(7)
Deborah A. Wensel, Vice President, Chief Financial Officer and Treasurer	1999	*	130,000	130,128		—		86,499
William F. Pagendarm, Vice President and Division Manager	1999 1998 1997		144,000 140,000 136,000	50,000 45,000 35,000		— 647,273 —	(8)	32,674 53,280 22,188
Bradley T.J. Hansen, Vice President and Division Manager	1999 1998 1997		135,000 120,000 108,000	60,000 40,000 40,000		— 647,273 —	(9)	26,949 48,970 19,058

*
Ms. Wensel was named an executive officer in 1999.
(1)
Attributable to the reported year, but paid in the subsequent year.
(2)
Includes the value of the difference between the price paid and the fair market value of the stock purchased upon the exercise of options and amounts reimbursed for the payment of taxes.
(3)
Includes bonuses paid pursuant to the terms of the agreement for recapitalization, employer matching contributions and profit sharing contributions under Great Lakes' 401(k) plan and payment of lost 401(k) benefit due to IRS limitations.
(4)
Includes the value of the difference between the price paid and the fair market value of the stock purchased upon the exercise of options of $1,616,701 prior to the recapitalization.
(5)
Includes bonus paid pursuant to the terms of the agreement for recapitalization of $1,400,000.
(6)
Includes the value of the difference between the price paid and the fair market value of the stock purchased upon the exercise of options of $1,616,701 prior to the recapitalization.
(7)
Includes bonus paid pursuant to the terms of the agreement for recapitalization of $1,400,000.
(8)
Includes the value of the difference between the price paid and the fair market value of the stock purchased upon the exercise of options of $518,941 prior to the recapitalization.
(9)
Includes the value of the difference between the price paid and the fair market value of the stock purchased upon the exercise of options of $518,941 prior to the recapitalization.

Executive Employment Arrangements

    The Company has entered into an Employment Agreement, dated as of January 1, 1992, with Douglas B. Mackie. The employment agreement provides for an initial term of three years with automatic renewal for successive one year terms, unless sooner terminated by either party giving 90 days written notice prior to the end of the then current term. In addition, either party may terminate the employment agreement at any time, with or without cause, by giving the other party 30 days prior written notice.

    Mr. Mackie's 1999 base salary under his employment agreement was $312,000, which is subject to annual increase as determined by the compensation committee of the Board of Directors, and benefits as provided from time to time by the Company to its senior executives. In the event Mr. Mackie resigns for good reason (defined to include, among other things, a material breach of the employment agreement by the Company) or the employment agreement is otherwise terminated by the Company for any reason other than cause, death or permanent disability, Mr. Mackie will be entitled to receive severance compensation in the amount equal to the sum of (a) Mr. Mackie's current annual base salary and (b) a bonus calculated by multiplying current base salary by the average percentage of Mr. Mackie's base salary represented by the bonuses Mr. Mackie received during the term of the employment agreement.

    During the term of the employment agreement and for one year thereafter, Mr. Mackie is prohibited from directly or indirectly carrying on, engaging or having a financial interest in any business which is in material competition with the business of the Company.

    The Company has also entered into an employment agreement with Richard M. Lowry which contains terms substantially similar to Mr. Mackie's employment agreement, other than the amount of base salary and the office held. Mr. Lowry's 1999 base salary under his employment agreement was $270,400.

Item 12.—Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information with respect to the beneficial ownership of the preferred stock and common stock of the Company:

	Number and Percent of Shares
	Preferred Stock			Class A Stock			Class B Stock
Name of Beneficial Owner
	Number		Percent	Number		Percent	Number	Percent
Vectura Holding Company LLC (1) c/o Great Lakes Dredge & Dock Corporation 2122 York Road Oak Brook, Illinois 60523	41,818		93.6%	818,000		53.1%	3,363,900	100%
Douglas B. Mackie c/o Great Lakes Dredge & Dock Corporation 2122 York Road Oak Brook, Illinois 60523	930	(2)	2.1%	208,000	(2)	13.5%	—	—
Richard M. Lowry c/o Great Lakes Dredge & Dock Corporation 2122 York Road Oak Brook, Illinois 60523	930		2.1%	208,000		13.5%	—	—
Deborah A. Wensel c/o Great Lakes Dredge & Dock Corporation 2122 York Road Oak Brook, Illinois 60523	130		0.3%	33,000		2.1%	—	—
William F. Pagendarm	130		0.3%	33,000		2.1%	—	—
Bradley T. J. Hansen	130		0.3%	33,000		2.1%	—	—
All directors and executive officers as a group	2,510		5.6%	581,100		37.7%	—	—

(1)
Vectura Holding Company LLC ("Vectura") is a Delaware limited liability company which beneficially owns the stock of the Company indicated above as well as other investments. Investors in Vectura hold voting and economic interests that vary depending on the Vectura investment concerned. With respect to Vectura's investment in the Company, 49.7% of the voting interest (including voting power and investment power) are owned by 399 Venture Partners, Inc., a wholly owned indirect subsidiary of Citigroup Inc. and its affiliates, and 49.1% of the voting interests (including voting power and investment power) are owned by David Wagstaff III, a director of the Company and a vice president of Vectura.
(2)
Includes certain shares held by family trusts established for the benefit of the children of Mr. Mackie.

Item 13.—Certain Relationships and Related Transactions

    In June 1999, the Company repurchased 450 shares and 124,800 shares of its preferred and common stock, respectively, from a former officer of the Company at a total cost of $0.6 million.

    In July 1999, the Company reissued 125 shares and 30,500 shares of its preferred and common stock, respectively, to certain members of management at a total cost of $0.2 million. At December 31, 1999, $0.1 million remains receivable from certain members of management for a portion of their purchased shares.

Part IV

Item 14.—Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a) Documents filed as part of this report

    1. Consolidated Financial Statements

      The consolidated financial statements listed below are set forth on pages F1 to F24 inclusive, of this Report and are incorporated by reference in Item 8 of this Report.

Page
Great Lakes Dredge & Dock Corporation:
Independent Auditors' Report	F1
Consolidated Balance Sheets as of December 31, 1999 and 1998	F2
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997	F3
Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997	F4
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997	F5
Notes to Consolidated Financial Statements	F6 - F24

    2. Financial Statements Schedules

      All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

    3. Exhibits

      The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index" which is attached hereto and incorporated by reference herein. Exhibits are available upon request for a reasonable fee (covering the expense of furnishing copies).

(b) Reports on Form 8-K

    No reports were filed by the Company during the quarter ended December 31, 1999.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES DREDGE & DOCK CORPORATION
By:	/s/ DOUGLAS B. MACKIE Douglas B. Mackie President, Chief Executive Officer and Director Date: March 23, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title
/s/ DOUGLAS B. MACKIE Douglas B. Mackie	March 23, 2000	President, Chief Executive Officer and Director
/s/ DEBORAH A. WENSEL Deborah A. Wensel	March 21, 2000	Vice President, Chief Financial Officer and Treasurer
/s/ MICHAEL A. DELANEY Michael A. Delaney	March 21, 2000	Director
/s/ DAVID WAGSTAFF III David Wagstaff III	March 21, 2000	Director

EXHIBIT INDEX

Number	Document Description
2.01	Plan and Agreement of Merger dated as of August 19, 1998 between the Company and Great Lakes Dredge & Dock Acquisition, Inc. (1)
3.01	Restated Certificate of Incorporation of the Company. (1)
3.02	Bylaws of the Company. (1)
4.01	Indenture dated as of August 19, 1998 among the Company, the Subsidiary Guarantors and the Bank of New York, as Trustee. (1)
4.02	Form of 11 1/4% Senior Subordinated Note due 2008 (included in Exhibit 4.01). (1)
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
10.05	Employment Agreement between the Company and Douglas B. Mackie. (2)
10.06	Great Lakes Annual Cash Bonus Plan. (2)
10.07	Securities Purchase and Holders Agreement dated August 19, 1998 among the Company, Vectura and the Management Investors. (2)
10.08	Registration Rights Agreement dated August 19, 1998 among the Company, Vectura, and the Management Investors. (2)
10.09	Employment Agreement between the Company and Richard Lowry. (2)
10.10	Amendment No. 1 dated October 8, 1999 to the Credit Agreement. (3)
10.11	Great Lakes Non-Union Hourly Employees 401(k) Savings Plan. (3)
27.01	Financial Data Schedule (filed only electronically with the SEC). (3)

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

    We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Amboy Aggregates (Amboy) joint venture for the years ended December 31, 1999 and 1998, the Company's investment in which is accounted for using the equity method. The Company's equity of $6.0 million and $6.5 million in Amboy's net assets at December 31, 1999 and 1998 and of $0.2 million and $1.0 million in Amboy's net income for the years then ended are included in the accompanying financial statements. The financial statements of Amboy were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such joint venture, is based solely on the report of such other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements presents fairly, in all material respects, the financial position of Great Lakes Dredge & Dock Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Chicago, Illinois
January 28, 2000

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 1999 and 1998
(in thousands, except share and per share amounts)

	1999	1998
ASSETS
Current assets:
Cash and equivalents	$1,533	$758
Accounts receivable	33,392	37,396
Contract revenues in excess of billings	20,536	15,936
Inventories	14,714	13,427
Prepaid expenses	3,169	1,257
Other current assets	8,799	5,919

Total current assets	82,143	74,693
Property and equipment, net	136,883	134,237
Inventories	8,838	6,905
Investments in joint ventures	7,101	10,507
Other	6,429	8,745

Total assets	$241,394	$235,087

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$25,227	$26,220
Accrued expenses	28,458	18,630
Billings in excess of contract revenues	8,548	4,842
Current maturities of long-term debt	6,700	2,700

Total current liabilities	68,933	52,392
Long-term debt	152,500	167,700
Deferred income taxes	44,286	45,695
Foreign income taxes	1,525	6,944
Other	11,332	6,496

Total liabilities	278,576	279,227
Minority interests	2,373	4,594
Commitments and contingencies (Note 17)	—	—
Stockholders' deficit:
Preferred stock, $.01 par value; 250,000 shares authorized: 45,000 issued; 44,675 and 45,000 outstanding in 1999 and 1998, respectively	1	1
Common stock, $.01 par value; 50,000,000 shares authorized: 5,000,000 issued; 4,905,700 and 5,000,000 outstanding in 1999 and 1998, respectively	50	50
Additional paid-in capital	50,457	50,457
Accumulated deficit	(89,519)	(99,242)
Treasury stock, at cost; 1999: 325 preferred shares and 94,300 common shares	(419)	—
Notes receivable from stockholders	(125)	—

Total stockholders' deficit	(39,555)	(48,734)

Total liabilities and stockholders' deficit	$241,394	$235,087

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 1999, 1998 and 1997
(in thousands)

	1999	1998	1997
Contract revenues	$302,289	$289,212	$258,296
Costs of contract revenues	244,825	240,578	228,383

Gross profit	57,464	48,634	29,913
General and administrative expenses	21,867	22,672	18,922
Equity incentive plan and other compensation expenses	—	8,169	—
Recapitalization related expenses	—	9,527	—

Operating income	35,597	8,266	10,991
Other income (expense):
Interest income	291	312	316
Interest expense	(18,385)	(10,175)	(6,303)
Equity in earnings of joint ventures	183	1,218	3,132

Income (loss) before income taxes, minority interests and extraordinary item	17,686	(379)	8,136
Provision for income taxes	(8,454)	(636)	(2,667)
Minority interests	491	(2,738)	(1,667)

Income (loss) from continuing operations before extraordinary item	9,723	(3,753)	3,802
Extraordinary item, net of tax benefit of $543	—	(925)	—

Net income (loss)	$9,723	$(4,678)	$3,802

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Years ended December 31, 1999, 1998 and 1997
(in thousands, except share amounts)

	Number of Shares							Notes Receivable From Stockholders
			Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock
	Preferred	Common							Total
Balance at December 31, 1996	—	100	$—	$60,000	$—	$14,354	$—	$—	$74,354
Net income	—	—	—	—	—	3,802	—	—	3,802

Balance at December 31, 1997	—	100	—	60,000	—	18,156	—	—	78,156
Exercise of stock options	—	8	—	4,516	—	—	—	—	4,516
Tax benefit on tax compensation expense related to stock options exercised	—	—	—	944	—	—	—	—	944
Assignment of settlement advance receivable	—	—	—	—	—	(11,000)	—	—	(11,000)
Common stock purchased	—	3,552,190	—	8,704	—	—	—	—	8,704
Issuance of preferred stock	34,420	—	34,420	—	—	—	—	—	34,420
Conversion of common shares to preferred shares	10,580	(7)	10,580	(8,656)	—	(1,924)	—	—	—
Redemption of common shares	—	(100)	—	(60,000)	—	(99,796)	—	—	(159,796)
Record shares at par value	—	1,447,809	(44,999)	(5,458)	50,457	—	—	—	—
Net loss	—	—	—	—	—	(4,678)	—	—	(4,678)

Balance at December 31, 1998	45,000	5,000,000	1	50	50,457	(99,242)	—	—	(48,734)
Purchase of treasury stock	—	—	—	—	—	—	(575)	—	(575)
Issuance of treasury stock	—	—	—	—	—	—	156	—	156
Loans to employee stockholders	—	—	—	—	—	—	—	(125)	(125)
Net income	—	—	—	—	—	9,723	—	—	9,723

Balance at December 31, 1999	45,000	5,000,000	$1	$50	$50,457	$(89,519)	$(419)	$(125)	$(39,555)

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1999, 1998 and 1997
(in thousands)

	1999	1998	1997
OPERATING ACTIVITIES
Net income (loss)	$9,723	$(4,678)	$3,802
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	11,986	13,950	13,615
Earnings of joint ventures	(183)	(1,218)	(3,132)
Minority interests	(491)	2,738	1,667
Deferred income taxes	(2,546)	(2,733)	(3,963)
Foreign income taxes	1,112	1,866	2,696
Loss (gain) on dispositions of property and equipment	23	717	(3,308)
Compensation expense related to exercise of options	—	5,152	—
Extraordinary item	—	925	—
Other, net	1,514	921	(238)
Changes in assets and liabilities:
Accounts receivable	4,004	2,903	(12,242)
Contract revenues in excess of billings	(4,600)	(428)	(4,256)
Inventories	(3,220)	(4,811)	1,264
Prepaid expenses and other current assets	(2,155)	4,712	(250)
Accounts payable and accrued expenses	2,304	(1,654)	15,315
Billings in excess of contract revenues	7,844	1,868	2,648

Net cash flows from operating activities	25,315	20,230	13,618
INVESTING ACTIVITIES
Purchases of property and equipment	(14,958)	(29,129)	(11,494)
Dispositions of property and equipment	303	20,213	5,437
Distributions from joint ventures	3,589	—	1,000
Investments in joint ventures	—	(1,720)	(630)
Distributions to minority interests	(1,730)	—	(3,025)
Deposit	—	—	2,500

Net cash flows from investing activities	(12,796)	(10,636)	(6,212)
FINANCING ACTIVITIES
Proceeds from long-term debt issued	—	55,000	8,000
Repayments of long-term debt	(17,700)	(200)	(28,836)
Borrowing (repayments) of revolving loans, net	6,500	(57,000)	26,000
Proceeds from 11 1/4% subordinated debt issued	—	115,000	—
Exercise of options	—	4,516	—
Common stock purchased	—	3,552	—
Issuance of preferred stock	—	34,420	—
Treasury stock activity, net	(544)	—	—
Financing fees	—	(6,045)	(1,740)
Redemption of shares	—	(159,796)	—
Settlement advance	—	—	(11,000)

Net cash flows from financing activities	(11,744)	(10,553)	(7,576)

Net change in cash and equivalents	775	(959)	(170)
Cash and equivalents at beginning of year	758	1,717	1,887

Cash and equivalents at end of year	$1,533	$758	$1,717

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$17,525	$4,928	$5,407

Cash paid for taxes	$4,938	$3,276	$4,588

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

    Prior to August 19, 1998, Great Lakes Dredge & Dock Corporation (GLD Corporation) was wholly owned by Blackstone Limited Partnerships (Blackstone).

    On August 19, 1998, Great Lakes Dredge & Dock Corporation effected a recapitalization whereby (i) management exercised vested options representing 7% of the Company's then outstanding common stock, (ii) a portion of those shares of common stock held by management was purchased directly by Vectura Holding Company, LLC (Vectura), (iii) newly issued common stock and preferred stock was sold to Vectura and certain additional members of management, (iv) the common stock formerly held by Blackstone was redeemed, and (v) a portion of the common stock held by management and Vectura was converted into preferred stock. The redemption of the common stock formerly held by Blackstone was financed using a portion of the proceeds from $115,000 of senior subordinated debt, $110,000 new bank credit facility, and $45,000 of preferred stock and $3,552 of common stock sold to Vectura and certain members of management. As a result of the recapitalization and subsequent stock activity, certain members of Company management own approximately 14% of the outstanding common stock and Vectura owns approximately 85%.

Principles of consolidation and basis of presentation

    The consolidated financial statements include the accounts of GLD Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. The equity method of accounting is used for investments in unconsolidated investees which the Company has significant influence. All other investments are carried at cost.

Use of estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue and cost recognition on contracts

    Substantially all of the Company's contracts for dredging services are fixed-price contracts, which provide for remeasurement based on actual quantities dredged. Contract revenues are recognized under the percentage-of-completion method, based on the Company's engineering estimates of the physical percentage completed of each project. Costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each project. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical quantities completed and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Significant expenditures incurred incidental to major contracts are deferred and recognized as contract costs based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

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

Property and equipment

    Capital additions, improvements and major renewals are classified as property and equipment and are carried at cost. Maintenance and repairs are charged to earnings as incurred. Depreciation is provided over the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives by class of assets are 5 to 10 years for furniture and fixtures and 3 to 30 years for operating equipment.

    Effective January 1, 1999, the Company made changes in the estimated useful lives of certain operating equipment to better reflect the remaining period over which the Company anticipates utilizing this equipment with normal repairs and maintenance. This change resulted in lower depreciation for the year ended December 31, 1999 by $2,927, than would have been expensed if the prior useful lives had been used.

    Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to estimated recoverable value.

Income taxes

    The Company records income taxes based upon Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. The provision for income taxes includes federal, foreign and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

Fair value of financial instruments

    The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates. The fair value of the Company's $115,000 long-term subordinated notes was $120,175 and $117,875 at December 31, 1999 and 1998, respectively, based on quoted market prices. The Company is contingently liable under letters of credit and other financial guarantees. It is not practicable to estimate the fair value of these financial instruments; however, the Company does not expect any material losses to result from these financial instruments since performance is not likely to be required.

    The Company uses derivative instruments to manage commodity price and foreign currency exchange risks. Such instruments are not used for trading purposes. Gains and losses on these hedges are deferred and are recognized in income as part of the related transaction. In June 1999, the Company entered into two foreign exchange forward contracts with a notional amount of $4,293 to hedge payments related to its foreign tax liabilities. At December 31, 1999, the unrealized loss on the foreign currency contracts was estimated to be $189, based on quoted market prices. The Company had no foreign currency hedge contracts outstanding at December 31, 1998.

    In May 1999, the Company entered into an arrangement to hedge the price of diesel fuel purchase requirements in its backlog covering the period from May 1999 to September 2000. At December 31, 1999, the unrealized gain was estimated to be $540, based on quoted market prices. The Company had no fuel hedge contracts outstanding at December 31, 1998.

Capital stock

    As part of the recapitalization in August 1998, the Company authorized and issued 250,000 and 45,000 shares, respectively, of preferred stock. The preferred stock is entitled to annual dividends, if declared. Such dividends are cumulative, whether or not declared, and accrue at the rate of 12%, compounding annually. At December 31, 1999, dividends in arrears on the preferred stock were $7,543. Additionally in 1998, the Company authorized and issued 25,000,000 and 1,636,100 shares, respectively, of class A voting common stock, and 25,000,000 and 3,363,900 shares, respectively, of class B nonvoting common stock, with a par value of $.01 per share. Previously, authorized and issued common stock had no par value.

Recent accounting pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS 133 additionally requires changes in the fair value of derivatives to be recorded in current earnings or comprehensive income based on the intended use of the derivatives. Management does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position, results of operations or cash flows.

Reclassifications

    Certain amounts in the 1997 statement of cash flows have been reclassified to conform to the 1998 presentation.

2. Accounts receivable

    Accounts receivable are as follows:

	1999	1998
Completed contracts	$5,317	$12,682
Contracts in progress	25,213	21,420
Retainage	3,716	4,193

	34,246	38,295
Allowance for doubtful accounts	(854)	(899)

	$33,392	$37,396

3. Contracts in progress

    The components of contracts in progress are as follows:

	1999	1998
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$230,014	$108,064
Prepaid contract costs	(1,170)	—
Amounts billed	(209,978)	(93,431)

Costs and earnings in excess of billings for contracts in progress	18,866	14,633
Costs and earnings in excess of billings for completed contracts	1,670	1,303

	$20,536	$15,936

Billings in excess of costs and earnings:
Amounts billed	$(64,085)	$(45,808)
Costs and earnings for contracts in progress	51,399	40,966

	$(12,686)	$(4,842)

    The Company received advance payments related to a long-term foreign contract that are considered billings in excess of costs and earnings. These amounts will be earned as the work is performed over the duration of the contract, which is expected to be approximately four years. The amount of $4,138 related to contract performance anticipated to be beyond one year is included in other long-term liabilities at December 31, 1999.

4. Property and equipment

    Property and equipment are as follows:

	1999	1998
Land	$3,066	$3,066
Furniture and fixtures	4,949	4,546
Operating equipment	225,765	212,390

	233,780	220,002
Accumulated depreciation	(96,897)	(85,765)

	$136,883	$134,237

    Performance bonds are customarily required for dredging and marine construction projects. The Company obtains its performance bonds through a bonding agreement with a group of insurance companies that have been granted a security interest in a substantial portion of the Company's operating equipment with a net book value of approximately $57,564 at December 31, 1999. The bonding agreement contains financial and operating covenants that limit the ability of the Company to incur indebtedness, create liens, pay dividends and take certain other actions.

5. Investments in joint ventures

    At December 31, 1999, the Company had a 50% ownership interest in Amboy Aggregates (Amboy), whose primary business is the dredge mining and sale of fine aggregate, and a 17% ownership interest in Riovia S.A. (Riovia), a venture whose sole business is the performance of a dredging contract in Argentina and Uruguay. Subsequent to December 31, 1999, the Company made an additional investment in Riovia, bringing its ownership interest to 20%.

    Through the third quarter of 1999, the Company's share of earnings in both investments was included in income as earned using the equity method. During 1999, Riovia entered into the maintenance phase of the dredging contract upon completion of the capital works portion. The Company has less involvement in the project operations going forward, and therefore, in the fourth quarter of 1999, the Company began accounting for its investment in Riovia at cost. The financial information presented for 1999 includes only Amboy, which continues to be accounted for using the equity method. The financial results for Riovia for the first three quarters were not significant. The 1998 financial information for Riovia was provided as of November 30, 1998 and for the eleven months ended November 30, 1998, which was the most current information available for preparation of the Company's 1998 financial statements.

    Summarized financial information for the joint ventures is as follows:

	1999	1998	1997
Current assets	$7,734	$44,310	$37,121
Non-current assets	13,509	15,928	18,098

Total assets	21,243	60,238	55,219
Current liabilities	(2,819)	(14,807)	(17,875)
Non-current liabilities	(6,627)	(8,545)	(10,737)

Equity	$11,797	$36,886	$26,607

Revenue	$15,492	$55,207	$68,125
Costs and expenses	(15,174)	(52,739)	(58,070)

Net income	$318	$2,468	$10,055

    Amboy has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest which at December 31, 1999 totaled $4,036.

    In 1997, the Company paid royalties of $1,549 to Amboy for the right to mine sand related to the performance of a contract of the Company.

6. Accrued expenses

    Accrued expenses are as follows:

	1999	1998
U.S. income and other taxes	$4,591	$1,130
Foreign income taxes	6,575	44
Payroll and employee benefits	6,469	5,817
Interest	5,276	5,195
Insurance	4,228	5,424
Other	1,319	1,020

	$28,458	$18,630

7. Long-term debt

    Long-term debt is as follows:

	1999	1998
Bank debt:
Term loan	$37,500	$55,000
Revolving loan	6,500	—
11 1/4% subordinated debt	115,000	115,000
Other debt	200	400

	159,200	170,400
Current maturities of long-term debt	(6,700)	(2,700)

	$152,500	$167,700

    In August 1998, the Company entered into a new bank credit agreement (Credit Agreement), expiring in 2005. The Credit Agreement consisted of a $55,000 term loan and a $55,000 aggregate revolving credit facility which may be used for borrowings or for letters of credit. In October 1999, the Credit Agreement was amended to provide for an increase in the revolving loan capacity of $15,000, permit a voluntary prepayment of the term loan in the amount of $15,000 and adjust the installment payments on the term loan. The terms of the Credit Agreement provide for interest rate spreads based on the Company's debt level compared to earnings, as defined, and allow for various interest rate options for loan amounts and periods that are selected at the discretion of the Company. At December 31, 1999 and 1998, the weighted average borrowing rate was 8.3% and 8.1%, respectively, including amortization of financing fees. The Company also pays an annual commitment fee of up to 0.5% on the average daily unused capacity available under the revolving credit facility. At December 31, 1999, the Company had $14,842 in letters of credit outstanding related primarily to contract performance guarantees; therefore, remaining availability under the aggregate revolving credit facility was $48,658.

    The Credit Agreement contains provisions that require the Company to maintain a minimum net worth and certain other financial ratios, limit payment of dividends and restrict certain other transactions. Borrowings under the Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of $32,440 at December 31, 1999 and are guaranteed by certain subsidiaries of the Company.

    Quarterly principal payments of the term loan are required as specified in the amended Credit Agreement. Annual prepayments of principal may be required to the extent the Company has excess cash, as defined, and voluntary prepayments are allowed. All prepayments modify the requirements for scheduled principal payments.

    Scheduled long-term debt maturities for the five years ending December 31 are as follows:

2000	$6,700
2001	9,000
2002	11,000
2003	11,000
2004	—

    On August 19, 1998, the Company issued $115,000 of senior subordinated notes (Notes) which will mature on August 15, 2008. Interest on the Notes accrues at a rate of 11 1/4% per annum and is payable semi-annually. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including borrowings under the Credit Agreement. The Company's obligation under the Notes are guaranteed on a senior subordinated basis by the Company's wholly owned domestic subsidiaries.

    Financing fees related to the Credit Agreement and the Notes are deferred and amortized over the respective terms of the borrowings.

8. Treasury stock

    In June 1999, the Company repurchased 450 and 124,800 shares of its preferred and common stock, respectively, from a former officer of the Company at a total cost of $575.

    In July 1999, the Company reissued 125 shares and 30,500 shares of its preferred and common stock, respectively, to certain members of management at a total cost of $156. Included in stockholders' deficit at December 31, 1999 is $125 receivable from certain members of management for a portion of their purchased shares.

9. Income taxes

    The provision for income taxes is as follows:

	1999	1998	1997
Federal:
Current	$7,904	$703	$2,372
Current foreign	1,442	1,741	3,112
Deferred	(2,264)	(2,451)	(3,386)
State:
Current	1,654	925	1,146
Deferred	(282)	(282)	(577)

	$8,454	$636	$2,667

    The Company's income tax provision reconciles to the provision at the statutory U.S. federal income tax rate as follows:

	1999	1998	1997
Tax provision (benefit) at statutory U.S. federal income tax rate	$6,190	$(108)	$2,848
State income tax, net of federal income tax benefit	892	367	370
Foreign taxes deducted, net of federal income tax benefit	937	—	—
Partnership loss (gain) allocated to minority interest	260	(863)	(485)
Nondeductible recapitalization related expenses	—	1,185	—
Other	175	55	(66)

Income tax provision	$8,454	$636	$2,667

    The deferred tax assets (liabilities) are as follows:

	1999	1998
Gross deferred tax assets:
Accrued liabilities	$5,356	$4,979
Gross deferred tax liabilities:
Depreciation	(44,006)	(45,094)
Other	(2,096)	(3,177)

	(46,102)	(48,271)

Total net deferred tax liabilities	$40,746	$43,292

As reported in the balance sheet:
Net current deferred tax assets (included in other current assets)	$3,540	$2,403
Net non-current deferred tax liabilities	(44,286)	(45,695)

Total net deferred tax liabilities	$40,746	$43,292

10. Recapitalization related expenses

    In August 1998, pursuant to the terms of the agreement for the recapitalization, the Company paid fees and expenses of $3,606 and bonuses to certain members of management of $5,921.

11. Other compensation expenses

    In September 1998, the Company approved and paid discretionary bonuses of $3,017 to certain members of management.

12. Extraordinary item

    In August 1998, as a result of entering into a new credit agreement, deferred financing fees associated with the Company's prior credit agreement of $1,468 ($925 net of income tax benefit) were written off as an extraordinary item.

13. Lease commitments

    The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2011. The equipment leases contain renewal or purchase options which specify prices at the then fair market value upon the expiration of the lease terms. Future minimum lease payments for the years ending December 31 are as follows:

2000	$10,878
2001	10,818
2002	10,564
2003	10,660
2004	11,089
Thereafter	34,819

Total minimum lease payments	$88,828

    Total rent expense for the years ended December 31, 1999, 1998 and 1997 was $14,775, $12,651 and $16,457, respectively, including amounts for other short-term rentals.

14. Retirement plans

    The Company sponsors a 401(k) savings plan (Salaried Plan) covering substantially all non-union salaried employees. In 1999, the Company established a second 401(k) savings plan (Hourly Plan) to cover its non-union hourly employees. Under both plans, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees' contributions. Additionally, the Salaried Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of the Salaried Plan. The Company's expense for matching and discretionary contributions for 1999, 1998 and 1997 was $2,451, $2,087 and $1,732, respectively.

    The Company also contributes to various multi-employer pension plans pursuant to collective bargaining agreements. In the event of a plan's termination or Company withdrawal from a plan, the Company may be liable for a portion of the plan's unfunded vested benefits. As of December 31, 1999, unfunded amounts, if any, are not significant. Contributions to multi-employer pension plans for the years ended December 31, 1999, 1998 and 1997 were $1,207, $1,816 and $2,173, respectively.

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

    Additionally, in August 1998 as part of the recapitalization, the Great Lakes Dredge & Dock Corporation Employee Stock Purchase Plan was terminated. There were no options granted or outstanding at the time of termination.

    The Company used Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options. SFAS No. 123, "Accounting for Stock-Based Compensation" requires disclosures of the effect to net income as if SFAS 123 had been adopted. The effects of applying SFAS 123 were not material to the Company's financial statements.

16. Segment information and concentrations of risk

    The Company and its subsidiaries operate in one reportable segment of providing dredging services, which includes three primary types of work: capital, maintenance and beach nourishment.

    Revenues by type of work for the years ended December 31 are as follows:

	1999	1998	1997
Capital	$183,613	$146,253	$111,482
Beach nourishment	40,522	80,947	59,036
Maintenance	78,154	60,593	74,379
Other	—	1,419	13,399

	$302,289	$289,212	$258,296

    In 1999, 1998 and 1997, 71.9%, 61.4% and 47.4%, respectively, of contract revenues were earned from contracts with federal government agencies. At December 31, 1999 and 1998, approximately 57.2% and 47.6%, respectively, of accounts receivable, including contract revenues in excess of billings, were represented by contracts with federal government agencies. Additionally, at December 31, 1999, 16.1% of accounts receivable, including contract revenues in excess of billings, resulted from a contract with the Government of Egypt.

    The Company derived revenues and gross profit from foreign project operations for the years ended December 31, as follows:

	1999	1998	1997
Contract revenues	$30,696	$57,591	$55,919
Costs of contract revenues	(33,215)	(54,292)	(48,695)

Gross profit (loss)	$(2,519)	$3,299	$7,224

    The majority of the Company's long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company's foreign projects.

17. Commitments and contingencies

    In November 1999, the Company entered into a construction agency agreement to manage the construction of a 5,000 cubic meter hopper dredge. The dredge is expected to cost approximately $50 million and be delivered by the end of 2001. The Company has indemnified the owner up to 85% of the costs during construction and has entered into a long-term operating lease to operate the dredge upon completion.

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

    As is customary with negotiated contracts with the federal government, the government has the right to audit the books and records of the Company to ensure compliance with such contracts and applicable federal laws. The government has the ability to seek a price adjustment based on the results of such audit. Any such audits have not had and are not expected to have a material impact on the financial position or operations of the Company.

18. Related party transactions

    In August 1998, the Company made recourse loans totaling $4,516 to certain members of management in connection with the exercise of their options. The loans were immediately repaid to the Company from proceeds received by management upon the sale of a portion of their common stock to Vectura.

19. Supplemental condensed consolidating financial information

    The payment obligations of the Company under the 11 1/4% subordinated debt are guaranteed by the Company's wholly-owned domestic subsidiaries ("Subsidiary Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of income and statements of cash flows for the Subsidiary Guarantors, the Company's non-guarantor subsidiaries and for GLD Corporation. During the fourth quarter of 1998, Great Lakes International (GLI), a wholly-owned guarantor subsidiary of the Company, was merged into GLD Corporation. Therefore, the amounts presented in the following columns for GLD Corporation include GLI amounts and activity as if it had been merged into GLD Corporation as of January 1, 1997.

Condensed Consolidating Balance Sheet at December 31, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$284	$1,249	$—	$—	$1,533
Accounts receivable	29,989	3,403	—	—	33,392
Receivables from affiliates	5,313	6,087	—	(11,400)	—
Current portion of net investment in direct financing leases	—	5,168	2,275	(7,443)	—
Contract revenues in excess of billings	19,400	1,136	—	—	20,536
Inventories	10,797	3,917	—	—	14,714
Prepaid expenses and other current assets	11,084	403	797	(316)	11,968

Total current assets	76,867	21,363	3,072	(19,159)	82,143
Property and equipment, net	75,411	16,373	45,099	—	136,883
Net investment in direct financing leases	—	3,660	3,491	(7,151)	—
Investments in subsidiaries	13,036	—	119,708	(132,744)	—
Notes receivable from affiliates	20,334	516	—	(20,850)	—
Inventories	8,838	—	—	—	8,838
Investments in joint ventures	7,101	—	—	—	7,101
Other	1,828	—	4,601	—	6,429

	$203,415	$41,912	$175,971	$(179,904)	$241,394

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$22,430	$2,787	$—	$10	$25,227
Payables to affiliates	4,053	4,916	2,431	(11,400)	—
Accrued expenses	12,240	1,327	14,891	—	28,458
Current portion of obligations under capital leases	—	7,443	—	(7,443)	—
Billings in excess of contract revenues	6,571	1,977	—	—	8,548
Current maturities of long-term debt	200	—	6,826	(326)	6,700

Total current liabilities	45,494	18,450	24,148	(19,159)	68,933
Long-term debt	—	—	152,500	—	152,500
Obligations under capital leases	—	7,151	—	(7,151)	—
Note payable to affiliate	—	—	20,850	(20,850)	—
Deferred income taxes	27,109	1,964	15,213	—	44,286
Foreign income taxes	—	—	1,525	—	1,525
Other	9,133	909	1,290	—	11,332

Total liabilities	81,736	28,474	215,526	(47,160)	278,576
Minority interests	—	—	—	2,373	2,373
Stockholders' equity (deficit)	121,679	13,438	(39,555)	(135,117)	(39,555)

	$203,415	$41,912	$175,971	$(179,904)	$241,394

Condensed Consolidating Balance Sheet at December 31, 1998

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$490	$268	$—	$—	$758
Accounts receivable	33,601	3,789	6	—	37,396
Receivables from affiliates	5,664	16,148	111	(21,923)	—
Current portion of net investment in direct financing leases	—	4,767	3,228	(7,995)	—
Contract revenues in excess of billings	13,350	2,586	—	—	15,936
Inventories	10,111	3,316	—	—	13,427
Prepaid expenses and other current assets	4,856	168	2,152	—	7,176

Total current assets	68,072	31,042	5,497	(29,918)	74,693
Property and equipment, net	71,021	16,265	46,951	—	134,237
Net investment in direct financing leases	—	8,829	5,766	(14,595)	—
Investments in subsidiaries	18,957	—	120,177	(139,134)	—
Notes receivable from affiliates	27,902	1,204	—	(29,106)	—
Inventories	6,905	—	—	—	6,905
Investments in joint ventures	10,507	—	—	—	10,507
Other assets	3,647	—	5,098	—	8,745

	$207,011	$57,340	$183,489	$(212,753)	$235,087

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,578	$4,509	$123	$10	$26,220
Payables to affiliates	16,624	2,747	2,552	(21,923)	—
Accrued expenses	11,757	1,165	5,708	—	18,630
Current portion of obligations under capital leases	—	7,995	—	(7,995)	—
Billings in excess of contract revenues	3,533	1,309	—	—	4,842
Current maturities of long-term debt	200	—	2,500	—	2,700

Total current liabilities	53,692	17,725	10,883	(29,908)	52,392
Long-term debt	200	—	167,500	—	167,700
Obligations under capital leases	—	14,595	—	(14,595)	—
Note payable to affiliate	—	—	29,106	(29,106)	—
Deferred income taxes	26,833	2,572	16,290	—	45,695
Foreign income taxes	—	—	6,944	—	6,944
Other	4,567	429	1,500	—	6,496

Total liabilities	85,292	35,321	232,223	(73,609)	279,227
Minority interests	—	—	—	4,594	4,594
Stockholders' equity (deficit)	121,719	22,019	(48,734)	(143,738)	(48,734)

	$207,011	$57,340	$183,489	$(212,753)	$235,087

Condensed Consolidating Statement of Income for the Year Ended December 31, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$262,620	$43,862	$—	$(4,193)	$302,289
Costs of contract revenues	(208,194)	(38,994)	(1,830)	4,193	(244,825)

Gross profit	54,426	4,868	(1,830)	—	57,464
General and administrative expenses	(16,822)	(4,985)	(60)	—	(21,867)

Operating income (loss)	37,604	(117)	(1,890)	—	35,597
Interest expense, net	(317)	(492)	(17,285)	—	(18,094)
Equity in earnings of subsidiaries	(490)	—	23,325	(22,835)	—
Equity in earnings of joint ventures	183	—	—	—	183

Income (loss) before income taxes and minority interests	36,980	(609)	4,150	(22,835)	17,686
Provision (benefit) for income taxes	(13,454)	(573)	5,573	—	(8,454)
Minority interests	—	—	—	491	491

Net income (loss)	$23,526	$(1,182)	$9,723	$(22,344)	$9,723

Condensed Consolidating Statement of Income for the Year Ended December 31, 1998

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$238,894	$51,118	$—	$(800)	$289,212
Costs of contract revenues	(203,954)	(34,967)	(2,457)	800	(240,578)

Gross profit	34,940	16,151	(2,457)	—	48,634
General and administrative expenses	(17,774)	(4,558)	(340)	—	(22,672)
Equity incentive plan and other compensation expenses	—	—	(8,169)	—	(8,169)
Recapitalization related expenses	(5,922)	—	(3,605)	—	(9,527)

Operating income (loss)	11,244	11,593	(14,571)	—	8,266
Interest, net	(385)	(204)	(9,274)	—	(9,863)
Equity in earnings of subsidiaries	6,929	—	12,867	(19,796)	—
Equity in earnings of joint ventures	1,218	—	—	—	1,218

Income (loss) before income taxes, minority interests and extraordinary item	19,006	11,389	(10,978)	(19,796)	(379)
Income tax (expense) benefit	(7,151)	(710)	7,225	—	(636)
Minority interests	—	—	—	(2,738)	(2,738)

Net income (loss) before extraordinary item	11,855	10,679	(3,753)	(22,534)	(3,753)
Extraordinary item (net of income tax benefit of $543)	—	—	(925)	—	(925)

Net income (loss)	$11,855	$10,679	$(4,678)	$(22,534)	$(4,678)

Condensed Consolidating Statement of Income for the Year Ended December 31, 1997

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$216,388	$53,504	$—	$(11,596)	$258,296
Costs of contract revenues	(195,954)	(41,552)	(2,473)	11,596	(228,383)

Gross profit	20,434	11,952	(2,473)	—	29,913
General and administrative expenses	(14,544)	(3,863)	(515)	—	(18,922)

Operating income (loss)	5,890	8,089	(2,988)	—	10,991
Interest, net	(1,254)	148	(4,881)	—	(5,987)
Equity in earnings of subsidiaries	1,559	—	8,913	(10,472)	—
Equity in earnings of joint ventures	3,132	—	—	—	3,132

Income before income taxes and minority interests	9,327	8,237	1,044	(10,472)	8,136
Income tax (expense) benefit	(4,335)	(1,090)	2,758	—	(2,667)
Minority interests	—	—	—	(1,667)	(1,667)

Net income	$4,992	$7,147	$3,802	$(12,139)	$3,802

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income (loss)	$23,526	$(1,182)	$9,723	$(22,344)	$9,723
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	7,214	2,912	1,860	—	11,986
Earnings of subsidiaries and joint ventures	307	—	(23,325)	22,835	(183)
Minority interests	—	—	—	(491)	(491)
Deferred income taxes	(900)	(568)	(1,078)	—	(2,546)
Foreign income taxes	—	—	1,112	—	1,112
Loss (gain) on dispositions of property and equipment	(72)	95	—	—	23
Other, net	2,010	478	(930)	—	1,558
Changes in assets and liabilities:
Accounts receivable	3,612	386	6	—	4,004
Contract revenues in excess of billings	(6,050)	1,450	—	—	(4,600)
Inventories	(2,619)	(601)	—	—	(3,220)
Prepaid expenses and other current assets	(6,228)	(235)	4,308	—	(2,155)
Accounts payable and accrued expenses	1,335	(1,560)	2,485	—	2,260
Billings in excess of contract revenues	7,176	668	—	—	7,844

Net cash flows from operating activities	29,311	1,843	(5,839)	—	25,315
Investing Activities
Purchases of property and equipment	(11,589)	(3,369)	—	—	(14,958)
Dispositions of property and equipment	90	213	—	—	303
Distributions from joint ventures	3,589	—	—	—	3,589
Distributions to minority interests	(1,730)	—	—	—	(1,730)
Principal payments (receipts) on direct financing leases	—	4,767	(4,767)	—	—
Payments (receipts) on note with affiliate	—	689	(689)	—	—

Net cash flows from investing activities	(9,640)	2,300	(5,456)	—	(12,796)
Financing Activities
Repayments of long-term debt	(200)	—	(17,500)	—	(17,700)
Borrowing (repayments) of revolving loans, net	—	—	6,500	—	6,500
Principal (payments) receipts on capital leases	—	(7,995)	7,995	—	—
Net change in accounts with affiliates	(25,347)	12,233	—	13,114	—
Treasury stock activity, net	—	—	(544)	—	(544)
Dividends	5,670	(7,400)	—	1,730	—

Net cash flows from financing activities	(19,877)	(3,162)	11,295	—	(11,744)

Net change in cash and equivalents	(206)	981	—	—	775
Cash and equivalents at beginning of period	490	268	—	—	758

Cash and equivalents at end of period	$284	$1,249	$—	$—	$1,533

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 1998

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income (loss)	$11,855	$10,679	$(4,678)	$(22,534)	$(4,678)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	7,649	4,049	2,252	—	13,950
Earnings of joint ventures	(8,147)	—	(12,867)	19,796	(1,218)
Minority interests	—	—	—	2,738	2,738
Deferred income taxes	(382)	(451)	(1,900)	—	(2,733)
Foreign income taxes	—	—	1,866	—	1,866
Gain on dispositions of property and equipment	717	—	—	—	717
Compensation expense related to exercise of options	—	—	5,152	—	5,152
Extraordinary item	—	—	925	—	925
Other, net	439	—	482	—	921
Changes in assets and liabilities:
Accounts receivable	9,878	(7,093)	118	—	2,903
Contract revenues in excess of billings	1,273	(1,701)	—	—	(428)
Inventories	(3,674)	(1,137)	—	—	(4,811)
Prepaid expenses and other current assets	4,269	185	258	—	4,712
Accounts payable and accrued expenses	(4,553)	389	2,510	—	(1,654)
Billings in excess of contract revenues	559	1,309	—	—	1,868

Net cash flows from operating activities	19,883	6,229	(5,882)	—	20,230
Investing Activities
Purchases of property and equipment	(24,985)	(4,144)	—	—	(29,129)
Dispositions of property and equipment	20,213	—	—	—	20,213
Investments in joint ventures	(1,720)	—	—	—	(1,720)
Principal (payments) receipts on direct financing leases	—	4,121	(4,121)	—	—
(Payments) receipts on note with affiliate	—	689	(689)	—	—

Net cash flows from investing activities	(6,492)	666	(4,810)	—	(10,636)
Financing Activities
Proceeds from long-term debt	—	—	55,000	—	55,000
Repayments of long-term debt	(200)	—	—	—	(200)
Borrowing (repayments) of revolving loans, net	—	—	(57,000)	—	(57,000)
Proceeds from 11 1/4% subordinated debt	—	—	115,000	—	115,000
Exercise of options	—	—	4,516	—	4,516
Common stock purchased	—	—	3,552	—	3,552
Issuance of preferred stock	—	—	34,420	—	34,420
Financing fees	—	—	(6,045)	—	(6,045)
Principal receipts (payments) on capital leases	—	(7,059)	7,059	—	—
Net change in accounts with affiliates	(1,186)	—	1,186	—	—
Redemption of shares	—	—	(159,796)	—	(159,796)
Dividends	(12,800)	—	12,800	—	—

Net cash flows from financing activities	(14,186)	(7,059)	10,692	—	(10,553)

Net decrease in cash and equivalents	(795)	(164)	—	—	(959)
Cash and equivalents at beginning of year	1,285	432	—	—	1,717

Cash and equivalents at end of year	$490	$268	$—	$—	$758

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 1997

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income	$4,992	$7,147	$3,802	$(12,139)	$3,802
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	7,638	3,716	2,261	—	13,615
Earnings of joint ventures	(4,691)	—	(8,913)	10,472	(3,132)
Minority interests	—	—	—	1,667	1,667
Deferred income taxes	(1,639)	(355)	(1,969)	—	(3,963)
Foreign income taxes	—	—	2,696	—	2,696
(Gain) loss on dispositions of property and equipment	(3,468)	—	160	—	(3,308)
Other, net	(673)	—	835	—	(238)
Changes in assets and liabilities:
Accounts receivable	(13,655)	1,469	(56)	—	(12,242)
Contract revenues in excess of billings	(5,729)	1,473	—	—	(4,256)
Inventories	1,264	—	—	—	1,264
Prepaid expenses and other current assets	564	(482)	(332)	—	(250)
Accounts payable and accrued expenses	10,838	2,064	2,413	—	15,315
Billings in excess of contract revenues	2,772	(124)	—	—	2,648

Net cash flows from operating activities	(1,987)	14,908	687	—	13,618
Investing Activities
Purchases of property and equipment	(7,703)	(3,791)	—	—	(11,494)
Dispositions of property and equipment	5,437	—	—	—	5,437
Distributions from joint venture	1,000	—	—	—	1,000
Investments in joint venture	(630)	—	—	—	(630)
Distributions to minority interests	—	(3,025)	—	—	(3,025)
Deposit	2,500	—	—	—	2,500
Principal (payments) receipts on direct financing leases	—	3,570	(3,570)	—	—
(Payments) receipts on notes with affiliate	—	1,371	(1,371)	—	—

Net cash flows from investing activities	604	(1,875)	(4,941)	—	(6,212)
Financing Activities
Proceeds from long-term debt	—	—	8,000	—	8,000
Repayments of long-term debt	—	—	(28,836)	—	(28,836)
Borrowing (repayments) of revolving loans, net	—	—	26,000	—	26,000
Principal receipts (payments) on capital leases	—	(6,243)	6,243	—	—
Net change in accounts with affiliates	5,423	—	(5,423)	—	—
Financing fees	—	—	(1,740)	—	(1,740)
Settlement advance	(11,000)	—	—	—	(11,000)
Dividends	7,675	(7,675)	—	—	—

Net cash flows from financing activities	2,098	(13,918)	4,244	—	(7,576)

Net increase (decrease) in cash and equivalents	715	(685)	—	—	(170)
Cash and equivalents at beginning of year	570	1,317	—	—	1,887

Cash and equivalents at end of year	$1,285	$432	$—	$—	$1,717

QuickLinks

GREAT LAKES DREDGE & DOCK CORPORATION Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
TABLE OF CONTENTS
Part I
Part II
Part III
Part IV
SIGNATURES