Form 10-Q
period 2000-03-31
GREAT LAKES DREDGE & DOCK CORP
filed 2000-05-12
CIK 885538

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    As of May 9, 2000, there were outstanding 1,541,800 shares of Class A Common Stock, 3,363,900 shares of Class B Common Stock and 44,675 shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2000

Part I—Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2000	December 31, 1999
Assets
Current assets:
Cash and equivalents	$2,071	$1,533
Accounts receivable, net	54,753	33,392
Contract revenues in excess of billings	24,519	20,536
Inventories	13,707	14,714
Prepaid expenses and other current assets	12,020	11,968

Total current assets	107,070	82,143
Property and equipment, net	136,020	136,883
Inventories	8,819	8,838
Investments in joint ventures	6,991	7,101
Other assets	6,031	6,429

Total assets	$264,931	$241,394

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$42,251	$25,227
Accrued expenses	23,134	28,458
Billings in excess of contract revenues	9,896	8,548
Current maturities of long-term debt	7,450	6,700

Total current liabilities	82,731	68,933
Long-term debt	161,000	152,500
Deferred income taxes	42,938	44,286
Foreign income taxes	1,525	1,525
Other	10,640	11,332

Total liabilities	298,834	278,576
Minority interests	3,077	2,373
Commitments and contingencies (Note 9)	—	—
Stockholders' deficit:
Preferred stock, $.01 par value; 250,000 shares authorized: 45,000 issued; 44,675 and 45,000 outstanding in 2000 and 1999, respectively	1	1
Common stock, $.01 par value; 50,000,000 shares authorized: 5,000,000 issued; 4,905,700 and 5,000,000 outstanding in 2000 and 1999, respectively	50	50
Additional paid-in capital	50,457	50,457
Accumulated deficit	(86,968)	(89,519)
Treasury stock, at cost (2000 and 1999: 325 preferred shares, 94,300 common shares)	(419)	(419)
Notes receivable from stockholders	(101)	(125)

Total stockholders' deficit	(36,980)	(39,555)

Total liabilities and stockholders' deficit	$264,931	$241,394

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2000	1999
Contract revenues	$88,896	$72,319
Costs of contract revenues	72,935	59,105

Gross profit	15,961	13,214
General and administrative expenses	5,343	4,939

Operating income	10,618	8,275
Interest expense, net	(4,468)	(4,363)
Equity in earnings of joint ventures	(194)	(324)

Income before income taxes and minority interests	5,956	3,588
Income tax expense	(2,701)	(1,518)
Minority interests	(704)	170

Net income	$2,551	$2,240

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2000	1999
Operating Activities
Net income	$2,551	$2,240
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	3,109	2,928
Loss of joint ventures	194	324
Minority interests	704	(170)
Deferred income taxes	(1,069)	(293)
Loss (gain) on dispositions of property and equipment	324	(81)
Other, net	421	515
Changes in assets and liabilities:
Accounts receivable	(21,361)	729
Contract revenues in excess of billings	(3,983)	(259)
Inventories	1,026	(1,165)
Prepaid expenses and other current assets	(331)	952
Accounts payable and accrued expenses	11,700	(5,063)
Billings in excess of contract revenues	633	606

Net cash flows from operating activities	(6,082)	1,263
Investing Activities
Purchases of property and equipment	(2,891)	(3,112)
Dispositions of property and equipment	321	204
Distributions from and investments in joint ventures, net	(84)	2,732
Distributions to minority interests	—	(1,730)

Net cash flows from investing activities	(2,654)	(1,906)
Financing Activities
Repayments of long-term debt	(1,250)	—
Borrowings (repayments) of revolving loans, net	10,500	1,000
Repayment on notes receivable from stockholders	24	—

Net cash flows from financing activities	9,274	1,000
Net change in cash and equivalents	538	357
Cash and equivalents at beginning of period.	1,533	758

Cash and equivalents at end of period	$2,071	$1,115

Supplemental Cash Flow Information
Cash paid for interest	$7,534	$7,528

Cash paid for taxes	$5,188	$190

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands)

1.  Basis of presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all the information in the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the dates presented. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the Company) and the notes thereto, included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.

    The condensed consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2.  Allocation of equipment cost

    The Company can have significant fluctuations in equipment utilization throughout the year. Accordingly, for interim reporting, the Company defers or accrues fixed equipment costs and amortizes the expenses in proportion to revenues recognized over the year to better match revenues and expenses.

3.  Fair value of financial instruments

    The fair value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates. The fair value of the Company's $115,000 long-term subordinated notes was $119,959 and $120,175 at March 31, 2000 and December 31, 1999, respectively, based on quoted market prices. The Company is contingently liable under letters of credit and other financial guarantees. It is not practicable to estimate the fair value of these financial instruments; however, the Company does not expect any material losses to result from these financial instruments since performance is not likely to be required.

    The Company uses derivative instruments to manage commodity price and foreign currency exchange risks. Such instruments are not used for trading purposes. Gains and losses on these hedges are deferred and are recognized in income as part of the related transaction. In June 1999, the Company entered into two foreign exchange forward contracts with a notional amount of $4,293 to hedge payments related to its foreign tax liabilities; at March 31, 2000, one contract was outstanding with a notional amount of $2,165. At March 31, 2000 and December 31, 1999, the unrealized loss on the outstanding foreign currency contracts was estimated to be $216 and $189, respectively, based on quoted market prices.

    In May 1999, the Company entered into an arrangement to hedge the price of diesel fuel purchase requirements in its backlog covering the period from May 1999 to September 2000. The Company entered into an additional contract in March 2000 to hedge the price of additional diesel fuel purchase requirements in its backlog covering the period from April 2000 to December 2000. At March 31, 2000 and December 31, 1999, the unrealized gain on these contracts was estimated to be $469 and $540, respectively, based on quoted market prices.

4.  Accounts receivable

    Accounts receivable at March 31, 2000 and December 31, 1999 are as follows:

	March 31, 2000	December 31, 1999
Completed contracts	$8,234	$5,317
Contracts in progress	44,447	25,213
Retainage	2,926	3,716

	55,607	34,246
Allowance for doubtful accounts	(854)	(854)

	$54,753	$33,392

5.  Contracts in progress

    The components of contracts in progress at March 31, 2000 and December 31, 1999 are as follows:

	March 31, 2000	December 31, 1999
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$238,705	$230,014
Prepaid contract costs	(874)	(1,170)
Amounts billed	(214,776)	(209,978)

Costs and earnings in excess of billings for contracts in progress	23,055	18,866
Costs and earnings in excess of billings for completed contracts	1,464	1,670

	$24,519	$20,536

Billings in excess of costs and earnings:
Amounts billed	$(88,316)	$(64,085)
Costs and earnings for contracts in progress	74,996	51,399

	$(13,320)	$(12,686)

    The Company received advanced payments related to a long-term foreign contract that are considered billings in excess of costs and earnings. These amounts will be earned as the work is performed over the duration of the contract, which is expected to be approximately four years. The amounts of $3,424 and $4,138 related to contract performance anticipated to be beyond one year are included in other long-term liabilities at March 31, 2000 and December 31, 1999, respectively.

6.  Investments in joint ventures

    The Company has a 50% ownership interest in Amboy Aggregates (Amboy), whose primary business is the dredge mining and sale of fine aggregate. The Company's share of earnings in this joint venture is included in income as earned using the equity method. The Company also has a 20% ownership interest in Riovia S.A. (Riovia), a venture whose sole business is the performance of a dredging contract in Argentina and Uruguay. The Company accounts for its investment in Riovia at cost.

    The following presents summarized income statement information for Amboy:

	Three Months Ended March 31,
	2000	1999
Revenues	$2,389	$2,474
Costs and expenses	(2,782)	(3,165)

Net loss	$(393)	$(691)

    Amboy has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest, which totaled $3,796 at March 31, 2000.

7.  Accrued expenses

    Accrued expenses at March 31, 2000 and December 31, 1999 are as follows:

	March 31, 2000	December 31, 1999
Foreign income taxes	$5,247	$6,575
U.S. income and other taxes	4,709	4,591
Insurance	3,898	4,228
Payroll and employee benefits	2,651	6,469
Interest	1,985	5,276
Fixed equipment costs	2,933	—
Other	1,711	1,319

	$23,134	$28,458

8.  Segment information

    The Company and its subsidiaries operate in one reportable segment of providing dredging services, which includes three primary types of work: capital, maintenance and beach nourishment. Revenues by type of work for the three-month periods ended March 31, 2000 and 1999 are as follows:

	Three Months Ended March 31,
	2000	1999
Capital	$56,130	$36,201
Maintenance	24,632	25,399
Beach nourishment	8,134	10,719

	$88,896	$72,319

9.  Commitments and contingencies

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

    At March 31, 2000, the Company is contingently liable, in the normal course of business, for $14,725 in letters of credit related primarily to contract performance guarantees.

    In the normal course of business, the Company is a defendant in various legal proceedings. Resolution of these claims is not expected to have a material impact on the financial position or operations of the Company.

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands)

Condensed Consolidating Balance Sheet at March 31, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$1,972	$99	$—	$—	$2,071
Accounts receivable, net	51,165	3,588	—	—	54,753
Receivables from affiliates	4,489	6,733	—	(11,222)	—
Current portion of net investment in direct financing leases	—	4,264	1,860	(6,124)	—
Contract revenues in excess of billings	23,554	965	—	—	24,519
Inventories	9,783	3,924	—	—	13,707
Prepaid expenses and other current assets	10,651	(207)	824	752	12,020

Total current assets	101,614	19,366	2,684	(16,594)	107,070
Property and equipment, net	75,411	16,064	44,545	—	136,020
Net investment in direct financing leases	—	3,259	3,050	(6,309)	—
Investments in subsidiaries	14,954	—	124,320	(139,274)	—
Notes receivable from affiliates	18,235	344	—	(18,579)	—
Inventories	8,819	—	—	—	8,819
Investments in joint ventures	6,991	—	—	—	6,991
Other assets	1,804	—	4,227	—	6,031

	$227,828	$39,033	$178,826	$(180,756)	$264,931

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$37,885	$4,357	$—	$9	$42,251
Payables to affiliates	7,654	1,262	2,306	(11,222)	—
Accrued expenses	11,992	1,317	9,073	752	23,134
Current portion of obligations under capital leases	—	6,124	—	(6,124)	—
Billings in excess of contract revenues	8,306	1,590	—	—	9,896
Current maturities of long-term debt	200	—	7,250	—	7,450

Total current liabilities	66,037	14,650	18,629	(16,585)	82,731
Long-term debt	—	—	161,000	—	161,000
Obligations under capital leases	—	6,309	—	(6,309)	—
Notes payable to affiliates	—	—	18,579	(18,579)	—
Deferred income taxes	26,308	1,912	14,718	—	42,938
Foreign income taxes	—	—	1,525	—	1,525
Other	8,435	850	1,355	—	10,640

Total liabilities	100,780	23,721	215,806	(41,473)	298,834
Minority interests	—	—	—	3,077	3,077
Stockholders' equity (deficit)	127,048	15,312	(36,980)	(142,360)	(36,980)

	$227,828	$39,033	$178,826	$(180,756)	$264,931

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands)

Condensed Consolidating Balance Sheet at December 31, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$284	$1,249	$—	$—	$1,533
Accounts receivable, net	29,989	3,403	—	—	33,392
Receivables from affiliates	5,313	6,087	—	(11,400)	—
Current portion of net investment in direct financing leases	—	5,168	2,275	(7,443)	—
Contract revenues in excess of billings	19,400	1,136	—	—	20,536
Inventories	10,797	3,917	—	—	14,714
Prepaid expenses and other current assets	11,084	403	797	(316)	11,968

Total current assets	76,867	21,363	3,072	(19,159)	82,143
Property and equipment, net	75,411	16,373	45,099	—	136,883
Net investment in direct financing leases	—	3,660	3,491	(7,151)	—
Investments in subsidiaries	13,036	—	119,708	(132,744)	—
Notes receivable from affiliates	20,334	516	—	(20,850)	—
Inventories	8,838	—	—	—	8,838
Investments in joint ventures	7,101	—	—	—	7,101
Other assets	1,828	—	4,601	—	6,429

	$203,415	$41,912	$175,971	$(179,904)	$241,394

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$22,430	$2,787	$—	$10	$25,227
Payables to affiliates	4,053	4,916	2,431	(11,400)	—
Accrued expenses	12,240	1,327	14,891	—	28,458
Current portion of obligations under capital leases	—	7,443	—	(7,443)	—
Billings in excess of contract revenues	6,571	1,977	—	—	8,548
Current maturities of long-term debt	200	—	6,826	(326)	6,700

Total current liabilities	45,494	18,450	24,148	(19,159)	68,933
Long-term debt	—	—	152,500	—	152,500
Obligations under capital leases	—	7,151	—	(7,151)	—
Notes payable to affiliates	—	—	20,850	(20,850)	—
Deferred income taxes	27,109	1,964	15,213	—	44,286
Foreign income taxes	—	—	1,525	—	1,525
Other	9,133	909	1,290	—	11,332

Total liabilities	81,736	28,474	215,526	(47,160)	278,576
Minority interests	—	—	—	2,373	2,373
Stockholders' equity (deficit)	121,679	13,438	(39,555)	(135,117)	(39,555)

	$203,415	$41,912	$175,971	$(179,904)	$241,394

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands)

Condensed Consolidating Statement of Income for the three months ended March 31, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$80,609	$13,950	$—	$(5,663)	$88,896
Costs of contract revenues	(67,934)	(10,445)	(219)	5,663	(72,935)

Gross profit (loss)	12,675	3,505	(219)	—	15,961
General and administrative expenses	(4,266)	(971)	(106)	—	(5,343)

Operating income (loss)	8,409	2,534	(325)	—	10,618
Interest, net	57	23	(4,548)	—	(4,468)
Equity in earnings of subsidiaries	1,810	—	5,546	(7,356)	—
Equity in earnings of joint ventures	(194)	—	—	—	(194)

Income before income taxes and minority interests	10,082	2,557	673	(7,356)	5,956
Income tax (expense) benefit	(4,255)	(324)	1,878	—	(2,701)
Minority interests	—	—	—	(704)	(704)

Net income	$5,827	$2,233	$2,551	$(8,060)	$2,551

Condensed Consolidating Statement of Income for the three months ended March 31, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$63,317	$9,769	$—	$(767)	$72,319
Costs of contract revenues	(51,163)	(8,819)	110	767	(59,105)

Gross profit	12,154	950	110	—	13,214
General and administrative expenses	(3,570)	(1,313)	(56)	—	(4,939)

Operating income (loss)	8,584	(363)	54	—	8,275
Interest, net	(107)	(2)	(4,254)	—	(4,363)
Equity in earnings of subsidiaries	(563)	—	5,050	(4,487)	—
Equity in earnings of joint ventures	(324)	—	—	—	(324)

Income (loss) before income taxes and minority interests	7,590	(365)	850	(4,487)	3,588
Income tax (expense) benefit	(2,688)	(220)	1,390	—	(1,518)
Minority interests	—	—	—	170	170

Net income (loss)	$4,902	$(585)	$2,240	$(4,317)	$2,240

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands)

Condensed Consolidating Cash Flows for the three months ended March 31, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income	$5,827	$2,233	$2,551	$(8,060)	$2,551
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,021	821	267	—	3,109
Earnings of subsidiaries and joint ventures	(1,616)	—	(5,546)	7,356	194
Minority interests	—	—	—	704	704
Deferred income taxes	(1,088)	(44)	63	—	(1,069)
Loss on dispositions of property and equipment	37	—	287	—	324
Other, net	(95)	(123)	639	—	421
Changes in assets and liabilities:
Accounts receivable	(21,176)	(185)	—	—	(21,361)
Contract revenues in excess of billings	(4,154)	171	—	—	(3,983)
Inventories	1,033	(7)	—	—	1,026
Prepaid expenses and other current assets	433	610	(1,374)	—	(331)
Accounts payable and accrued expenses	13,879	1,628	(3,807)	—	11,700
Billings in excess of contract revenues	1,020	(387)	—	—	633

Net cash flows from operating activities	(3,879)	4,717	(6,920)	—	(6,082)
Investing Activities
Purchases of property and equipment	(2,369)	(522)	—	—	(2,891)
Dispositions of property and equipment	321	—	—	—	321
Distributions from and investments in joint venture, net	(84)	—	—	—	(84)
Principal payments (receipts) on direct financing leases	—	1,306	(1,306)	—	—
Payments (receipts) on note with affiliate	—	172	(172)	—	—

Net cash flows from investing activities	(2,132)	956	(1,478)	—	(2,654)
Financing Activities
Repayments of long-term debt	—	—	(1,250)	—	(1,250)
Borrowing (repayments) of revolving loans, net	—	—	10,500	—	10,500
Principal receipts (payments) on capital leases	1,305	(2,161)	856	—	—
Net change in accounts with affiliates	6,034	(4,302)	(1,732)	—	—
Repayment on notes receivable from stockholders	—	—	24	—	24
Dividends	1,440	(1,800)	—	360	—
Contributions	(1,080)	1,440	—	(360)	—

Net cash flows from financing activities	7,699	(6,823)	8,398	—	9,274

Net change in cash and equivalents	1,688	(1,150)	—	—	538
Cash and equivalents at beginning of period	284	1,249	—	—	1,533

Cash and equivalents at end of period	$1,972	$99	$—	$—	$2,071

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands)

Condensed Consolidating Cash Flows for the three months ended March 31, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income (loss)	$4,902	$(585)	$2,240	$(4,317)	$2,240
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	2,037	977	(86)	—	2,928
Earnings of subsidiaries and joint ventures	887	—	(5,050)	4,487	324
Minority interests	—	—	—	(170)	(170)
Deferred income taxes	(222)	(77)	6	—	(293)
Loss (gain) on dispositions of property and equipment	(204)	123	—	—	(81)
Other, net	430	—	85	—	515
Changes in assets and liabilities:
Accounts receivable	(8,282)	9,011	—	—	729
Contract revenues in excess of billings	(1,341)	1,082	—	—	(259)
Inventories	(1,393)	228	—	—	(1,165)
Prepaid expenses and other current assets	(1,034)	37	1,949	—	952
Accounts payable and accrued expenses	893	(1,831)	(4,125)	—	(5,063)
Billings in excess of contract revenues	955	(349)	—	—	606

Net cash flows from operating activities	(2,372)	8,616	(4,981)	—	1,263
Investing Activities
Purchases of property and equipment	(2,318)	(794)	—	—	(3,112)
Dispositions of property and equipment	204	—	—	—	204
Distributions from joint ventures	2,732	—	—	—	2,732
Distributions to minority interests	—	(1,730)	—	—	(1,730)
Principal payments (receipts) on direct financing leases	—	1,127	(1,127)	—	—
Payments (receipts) on note with affiliate	—	172	(172)	—	—

Net cash flows from investing activities	618	(1,225)	(1,299)	—	(1,906)
Financing Activities
Borrowing (repayments) of revolving loans, net	—	—	1,000	—	1,000
Principal receipts (payments) on capital leases	—	(1,906)	1,906	—	—
Net change in accounts with affiliates	(3,374)	—	3,374	—	—
Dividends	5,670	(5,670)	—	—	—

Net cash flows from financing activities	2,296	(7,576)	6,280	—	1,000

Net change in cash and equivalents	542	(185)	—	—	357
Cash and equivalents at beginning of period	490	268	—	—	758

Cash and equivalents at end of period	$1,032	$83	$—	$—	$1,115

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Under the Private Securities Litigation Reform Act

    Certain information in this quarterly report on Form 10-Q, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Exchange Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use offorward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including sales initiatives and those described in the Risk Factors section of Item 1 of the Company's Form S-4 Registration Statement (Registration No. 333-64687), which could cause actual results to be materially different than those in the forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

General

    The Company is the largest provider of dredging services in the United States. Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: Capital, Maintenance (including controlled disposal dredging) and Beach Nourishment, in which the Company experienced a combined U.S. market share of the projects on which it bids ("bid market") of 44% in 1999. In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which averaged 17% of its contract revenues over the last three years.

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

    In 2000, the Company's equity in earnings of joint ventures relates to the Company's 50% ownership interest in Amboy, which is accounted for using the equity method. In 1999, equity in earnings of joint ventures also included the Company's share of earnings in Riovia, a venture in which the Company made an initial investment in 1996 for the purpose of performing a dredging contract in Argentina and Uruguay. During 1999, Riovia entered into the maintenance phase of the dredging contract upon completion of the capital works portion. The Company has less involvement in the project operations going forward, and therefore, in the fourth quarter of 1999, the Company began accounting for its investment in Riovia at cost. The Company conducts certain hopper dredging activities, primarily Maintenance and Beach Nourishment projects, through the operations of NATCO Limited Partnership ("NATCO") and North American Trailing Company ("North American"). Minority interests reflects Ballast Nedam Group N.V.'s respective 25% and 20% interest in NATCO and North American.

Results of Operations

    The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three-month periods ended March 31, 2000 and 1999:

	Three Months Ended March 31,
	2000	1999
Contract revenues	100.0%	100.0%
Costs of contract revenues	(82.1)	(81.7)

Gross profit	17.9	18.3
General and administrative expenses	(6.0)	(6.8)

Operating income	11.9	11.5
Interest expense, net	(5.0)	(6.0)
Equity in earnings of joint ventures	(0.2)	(0.5)

Income before income taxes and minority interests	6.7	5.0
Provision for income tax	(3.0)	(2.1)
Minority interests	(0.8)	0.2

Net income	2.9%	3.1%

EBITDA	15.4%	15.5%

See notes to unaudited condensed consolidated financial statements.

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

Components of Contract Revenues

    The following table sets forth, by type of work, the Company's contract revenues for the three months ended and backlog as of the periods indicated:

	Three Months Ended March 31,
	2000	1999
Revenues (in thousands)
Capital—U.S.	$40,619	$25,159
Capital—foreign	15,511	11,042
Maintenance	24,632	25,399
Beach	8,134	10,719

	$88,896	$72,319

	March 31,
	2000	1999
Backlog (in thousands)
Capital—U.S.	$111,982	$215,653
Capital—foreign	88,650	22,096
Maintenance	14,544	17,968
Beach	2,290	15,307

	$217,466	$271,024

    The Company's strong performance for the first quarter of 2000 is the result of continued successful performance on projects in progress and new project startups from the record-level 1999 year-end backlog. Additionally, the quarter benefited from increased equipment utilization due to very favorable weather and improved mechanical equipment efficiency, which led to the acceleration of domestic project performance. First quarter 2000 revenues of $88.9 million and gross profit of $16.0 million were up 22.9% and 20.8%, respectively, compared to the first quarter of 1999.

    The growth in revenues and earnings continues to be primarily attributable to domestic capital dredging projects, which increased for the three months ended March 31, 2000 by $15.5 million or 61.4% over the same period of 1999. Capital projects include large port deepenings and other infrastructure projects. The domestic capital dredging market has been expanding since 1998, with the announcement by the Army Corps of Engineers ("Corps") of Deep Port work to be completed through 2005, with a value in excess of $2.0 billion. Since this announcement, seventeen projects, with a total revenue value of $435.1 million, have been let for bid through the first quarter of 2000. The Company was the low bidder on seven of these projects, with a value of $221.1 million, representing 51% of the total let for bid. The

Company's cumulative market share of deep port projects let for bid over the last five years was 66%. The Company's bid market share of total U.S. capital projects (including deep port projects) was 47% in 1999.

    During this quarter, contract revenues from capital projects included $8.8 million from a deepening and reclamation project in Los Angeles which began work in 1997, and $3.4 million, $10.0 million, $5.1 million, and $4.2 million from channel deepening projects in Boston, Houston, Charleston, and New York, respectively.

    Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Revenues from maintenance projects for the three months ended March 31, 2000 decreased $0.8 million or 3.0% over the same period of 1999. It is likely that 2000 maintenance revenues may continue to be lower than 1999 levels, since there have been no river rental projects let for bid through March 31, 2000 (due to lower than normal rainfall in the Midwest), which have historically provided incremental maintenance work.

    Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion. First quarter 2000 revenues from beach projects decreased $2.6 million or 24.1% compared to the same period of 1999. This decrease was primarily a result of some key projects continuing to be postponed by the project owners resulting in fewer projects being let for bid in the current quarter.

    First quarter 2000 revenues of the Company's NATCO hopper dredging subsidiary increased 42.8% in comparison to 1999. NATCO's operating margins for the first quarter of 2000 increased substantially over the same 1999 period, due to changes in requirements of two projects in 1999 which adversely impacted their profitability; claims have subsequently been submitted to the Corps for these projects.

    Contract revenues from foreign operations for the three months ended March 31, 2000 increased $4.5 million or 40.5% compared to the same period of 1999 due to the timing of foreign projects. Significant foreign projects in progress during the first quarter of 2000 included projects in Bhairab, Bangladesh; Dabhol, India; and Ghana, West Africa; which contributed revenue for the period of $2.2 million, $7.4 million, and $3.5 million, respectively.

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

    As of March 31, 2000, the Company had backlog of $217.5 million, which represents a decrease of $53.6 million, or 19.8% compared to backlog as of March 31, 1999, which was the highest level in the Company's history. The decrease results from a reduction in domestic bidding opportunities due to normal fluctuations in the timing of maintenance projects let for bid coupled with the postponement of a significant deep port project and several beach projects. Total domestic opportunities bid in the first quarter of 2000 totaled $120 million, compared to $202 million in the same period in 1999. Domestic capital projects make up $112.0 million or 51.5% of the March 31, 2000 backlog. This includes work remaining on significant deep port capital projects, as follows: $28.1 million on the San Juan, Puerto Rico project awarded in the third quarter of 1999, $17.0 million on two Houston projects, $17.4 million on two Charleston projects, and $6.5 million on the New York project, which is employing the recently-constructed backhoe dredge "New York." A significant portion of the foreign capital project backlog is attributable to the Ghana project with backlog of $78.2 million.

Results of Operations

    Contract Revenues.  Contract revenues were $88.9 million in the first quarter of 2000, an increase of 22.9%, from revenues of $72.3 million in the first quarter of 1999. The increase in 2000 first quarter revenues continues to be due to the high volume of capital dredging projects, which generally have higher margins, as well as high levels of equipment utilization due to favorable weather and improved mechanical equipment efficiency.

    Costs of Contract Revenues.  Costs of contract revenues for the three months ended March 31, 2000 increased $13.8 million, or 23.4%, over the three months ended March 31, 1999. As a percentage of contract revenues, costs of contract revenues were 82.1% for the three months ended March 31, 2000 compared to 81.7% in the same 1999 period. Generally, contract margins have improved in the first quarter of 2000 due to the favorable mix of higher margin projects; however, this improvement was offset by poor performance on the foreign joint venture project in Egypt.

    Gross Profit.  Gross profit was $16.0 million for the three months ended March 31, 2000, an increase of $2.7 million or 20.8% over the three months ended March 31, 1999. The improvement in 2000 was attributable to the increased volume of higher margin capital dredging work and high levels of equipment utilization, offset by the poor performance on the joint venture project in Egypt.

    General and Administrative Expenses.  General and administrative expenses increased $0.4 million or 8.0% to $5.3 million for the three months ended March 31, 2000 from $4.9 million for the three months ended March 31, 1999, consistent with the overall growth in operations.

    Operating Income.  Operating income was $10.6 million for the three months ended March 31, 2000, an increase of $2.3 million or 28.3% compared to the three months ended March 31, 1999. The 2000 increase in operating income was primarily a result of the increased volume of higher margin capital dredging work and high levels of equipment utilization.

    EBITDA.  EBITDA increased $2.5 million or 22.5%, to $13.7 million for the three months ended March 31, 2000 from $11.2 million for the three months ended March 31, 1999. The increase was due to the increased volume of higher margin work in 2000 and high levels of equipment utilization.

    Interest Expense, Net.  Net interest expense remained consistent, at $4.5 million for the three months ended March 31, 2000 compared to $4.4 million for the three months ended March 31, 1999. While average outstanding debt was lower during the first quarter of 2000, this has been offset by increasing interest rates, resulting in similar levels of interest expense for the periods.

    Equity in Earnings of Joint Ventures.  Equity in earnings of joint ventures was a loss of $0.2 million for the first quarter of 2000, compared to a loss of $0.3 million for the same quarter of 1999. The loss in both years is attributable to a seasonal reduction in demand for Amboy's products.

    Income Tax Expense.  Income tax expense increased $1.2 million or 77.9%, to $2.7 million for the first quarter of 2000 compared to $1.5 million for the same period of 1999. The increase in taxes in 2000 was primarily the result of increased earnings.

    Minority Interests.  For the three months ended March 31, 2000, income attributable to minority interests totaled $0.7 million, compared to a loss of $0.2 million for the three months ended March 31, 1999. The increase was due to increased earnings from the NATCO hopper dredging operations during the first three months of 2000 as compared to the same period of 1999.

    Net Income.  Net income was $2.6 million for the three months ended March 31, 2000 compared to $2.2 million for the three months ended March 31, 1999, an increase of 13.9%. The increase reflects the increased operating earnings resulting from the high volume of capital projects and high levels of equipment utilization.

Liquidity and Capital Resources

    The Company's primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit with the Company's senior lenders. The Company's primary uses of cash are funding working capital, capital expenditures and debt service.

    The Company's net cash flows from operating activities for the three months ended March 31, 2000 and 1999 were a use of $6.1 million and a source of $1.3 million, respectively. The reduction in cash flows from operating activities for the 2000 period was due to an increase in working capital related to the high level of operating activity, along with significant short-term increases in accounts receivable and contract revenues in excess of billings resulting from certain foreign projects.

    The Company's net cash uses for investing activities for the three months ended March 31, 2000 and 1999, totaled $2.7 million and $1.9 million, respectively. The use of cash for investing activities generally relates to capital expenditures. In the first quarter of 1999, cash uses for capital expenditures were offset by distributions of $1.9 million received from Riovia and a distribution of earnings from Amboy of $0.8 million. Additionally, funds were used in 1999 to make distributions of $1.7 million to minority interests related to 1998 earnings. In the first quarter of 2000, a distribution of $0.4 million was due to the minority interests, relating to the 1999 earnings of North American. However, this distribution was retained and reinvested in NATCO; therefore, no cash has been paid out for distributions to minority interests in 2000.

    The Company generated net cash flows from financing activities for the three months ended March 31, 2000 and 1999 of $9.3 million and $1.0 million, respectively. The increase in cash flows from financing activities for the 2000 period was due primarily to additional net borrowings on the revolver of $10.5 million, necessary to fund the increase in working capital.

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

Effect of Recently Issued Accounting Standard

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS 133 additionally requires changes in the fair value of derivatives be recorded in current earnings or comprehensive income based on the intended use of the derivatives. Management does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    A portion of the Company's current operations are conducted outside of the U.S. In the first quarter of 2000, approximately 17.4% of contract revenues was attributable to overseas operations. It is the Company's policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Forward currency exchange contracts, typically with durations of less than one year, are used to minimize the impact of foreign currency fluctuations on operations. The Company does not purchase forward exchange contracts for trading purposes. At March 31, 2000, the Company had outstanding foreign currency forward contracts with a notional value of $2.2 million, designated as a hedge of its foreign currency denominated tax liability. The Company expects that gains or losses on the foreign currency forward contracts should offset gains or losses on the underlying tax liability being hedged, such that the impact of a change in the exchange rate would be immaterial to the Company's earnings.

    A significant operating cost for the Company is diesel fuel. The Company uses fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. At March 31, 2000, the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to work in backlog. If the market price of fuel were to increase or decrease, the Company anticipates that the resulting gain or loss would be offset by the fuel arrangement. Therefore, changes in the market price of fuel would not have a material impact on future earnings.

    Changes in market interest rates from December 31, 1999 did not have a significant impact on the fair value of the Company's term and revolving bank debt or fixed rate debt at March 31, 2000.

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
No reports on Form 8-K were filed during the first quarter of 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
Date:	May 12, 2000	By:	/s/ DEBORAH A. WENSEL Deborah A. Wensel Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
2.01	Plan and Agreement of Merger dated as of August 19, 1998 between the Company and Great Lakes Dredge & Dock Acquisition, Inc. (1)
3.01	Restated Certificate of Incorporation of the Company. (1)
3.02	Bylaws of the Company. (1)
4.01	Indenture dated as of August 19, 1998 among the Company, the Subsidiary Guarantors and the Bank of New York, as Trustee. (1)
4.02	Form of 11 1/4% Senior Subordinated Note due 2008 (included in Exhibit 4.01). (1)
10.01	Credit Agreement dated as of August 19, 1998 among the Company and the other loan parties thereto, as Borrowers, the financial institutions from time to time party thereto, as Lenders, Bank of Montreal, Chicago Branch, as Documentation Agent, Bank of America National Trust and Savings Association, as Issuing Lender and Administrative Agent and BancAmerica Robertson Stephens, as Lead Arranger. (1)
10.02	Second Amended and Restated Underwriting and Continuing Indemnity Agreement dated August 19, 1998 among the Company, certain of its Subsidiaries, Reliance Insurance Company, United Pacific Insurance Company, Reliance National Insurance Company and Reliance Surety Company. (1)
10.05	Employment Agreement between the Company and Douglas B. Mackie. (2)
10.06	Great Lakes Annual Cash Bonus Plan. (2)
10.07	Securities Purchase and Holders Agreement dated August 19, 1998 among the Company, Vectura and the Management Investors. (2)
10.08	Registration Rights Agreement dated August 19, 1998 among the Company, Vectura, and the Management Investors. (2)
10.09	Employment Agreement between the Company and Richard Lowry. (2)
10.10	Amendment No. 1 dated October 8, 1999 to the Credit Agreement. (3)
10.11	Great Lakes Non-Union Hourly Employees 401(k) Savings Plan. (3)
27.01	Financial Data Schedule (filed only electronically with the SEC). (4)
(1)	Incorporated by reference to Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on September 29, 1998.
(2)	Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on December 14, 1998.
(3)	Incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1999 filed with the Commission on March 29, 2000.
(4)	Filed herewith.

QuickLinks

INDEX
Part I—Financial Information
Great Lakes Dredge & Dock Corporation and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except share and per share amounts)
Great Lakes Dredge & Dock Corporation and Subsidiaries Condensed Consolidated Statements of Income (Unaudited) (in thousands)
Great Lakes Dredge & Dock Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (in thousands)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (in thousands)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (in thousands)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (in thousands)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (in thousands)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (in thousands)
SIGNATURE
EXHIBIT INDEX