Form 10-Q
period 2000-06-30
GREAT LAKES DREDGE & DOCK CORP
filed 2000-08-14
CIK 885538

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 333-64687

GREAT LAKES DREDGE & DOCK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3634726 (IRS Employer Identification No.)
2122 York Road, Oak Brook, Illinois (Address of principal executive offices)	60523 (Zip Code)

Registrant's telephone number, including area code: (630) 574-3000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 10, 2000, there were outstanding 1,538,800 shares of Class A Common Stock, 3,363,900 shares of Class B Common Stock and 44,675 shares of Preferred Stock.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2000

PART I—Financial Information

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2000	December 31, 1999
ASSETS
Current assets:
Cash and equivalents	$518	$1,533
Accounts receivable, net	49,971	33,392
Contract revenues in excess of billings	25,323	20,536
Inventories	13,707	14,714
Prepaid expenses and other current assets	12,309	11,968

Total current assets	101,828	82,143
Property and equipment, net	136,886	136,883
Inventories	8,925	8,838
Investments in joint ventures	7,059	7,101
Other assets	5,742	6,429

Total assets	$260,440	$241,394

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$38,216	$25,227
Accrued expenses	24,630	28,458
Billings in excess of contract revenues	12,403	8,548
Current maturities of long-term debt	8,200	6,700

Total current liabilities	83,449	68,933
Long-term debt	155,000	152,500
Deferred income taxes	43,205	44,286
Foreign income taxes	1,525	1,525
Other	9,892	11,332

Total liabilities	293,071	278,576
Minority interests	3,105	2,373
Commitments and contingencies (Note 9)	—	—
Stockholders' deficit:
Preferred stock, $.01 par value; 250,000 shares authorized: 45,000 issued; 44,675 outstanding in 2000 and 1999	1	1
Common stock, $.01 par value; 50,000,000 shares authorized: 5,000,000 issued; 4,905,700 outstanding in 2000 and 1999	50	50
Additional paid-in capital	50,457	50,457
Accumulated deficit	(85,724)	(89,519)
Treasury stock, at cost (2000 and 1999: 325 preferred shares, 94,300 common shares)	(419)	(419)
Notes receivable from stockholders	(101)	(125)

Total stockholders' deficit	(35,736)	(39,555)

Total liabilities and stockholders' deficit	$260,440	$241,394

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Contract revenues	$85,474	$77,941	$174,370	$150,260
Costs of contract revenues	73,335	63,879	146,270	122,984

Gross profit	12,139	14,062	28,100	27,276
General and administrative expenses	5,303	4,821	10,646	9,760

Operating income	6,836	9,241	17,454	17,516
Interest expense, net	(4,621)	(4,591)	(9,089)	(8,954)
Equity in earnings (loss) of joint ventures	68	9	(126)	(315)

Income before income taxes and minority interests	2,283	4,659	8,239	8,247
Income tax expense	(1,011)	(2,517)	(3,712)	(4,035)
Minority interests	(28)	375	(732)	547

Net income	$1,244	$2,517	$3,795	$4,759

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2000	1999
Operating Activities
Net income	$3,795	$4,759
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	6,373	5,857
Loss of joint ventures	126	315
Minority interests	732	(547)
Deferred income taxes	(972)	(1,414)
Loss (gain) on dispositions of property and equipment	384	(94)
Other, net	677	441
Changes in assets and liabilities:
Accounts receivable, net	(16,579)	(2,618)
Contract revenues in excess of billings	(4,787)	(2,900)
Inventories	920	(2,525)
Prepaid expenses and other current assets	(450)	402
Accounts payable and accrued expenses	9,161	2,236
Billings in excess of contract revenues	2,425	1,854

Net cash flows from operating activities	1,805	5,766
Investing Activities
Purchases of property and equipment	(7,021)	(6,683)
Dispositions of property and equipment	261	189
Distributions from and investments in joint ventures, net	(84)	2,732
Distributions to minority interests	—	(1,730)

Net cash flows from investing activities	(6,844)	(5,492)
Financing Activities
Repayments of long-term debt	(2,500)	—
Borrowings (repayments) of revolving loans, net	6,500	—
Repayment on notes receivable from stockholders	24	—

Net cash flows from financing activities	4,024	—
Net change in cash and equivalents	(1,015)	274
Cash and equivalents at beginning of period	1,533	758

Cash and equivalents at end of period	$518	$1,032

Supplemental Cash Flow Information
Cash paid for interest	$8,729	$8,695

Cash paid for taxes	$8,478	$1,261

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

3.  Fair value of financial instruments

    The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates. The fair value of the Company's $115,000 long-term subordinated notes was $115,431 and $120,175 at June 30, 2000 and December 31, 1999, respectively, based on quoted market prices. The Company is contingently liable under letters of credit and other financial guarantees. It is not practicable to estimate the fair value of these financial instruments; however, the Company does not expect any material losses to result from these financial instruments since performance is not likely to be required.

    The Company uses derivative instruments to manage commodity price and foreign currency exchange risks. Such instruments are not used for trading purposes. Gains and losses on these hedges are deferred and are recognized in income as part of the related transaction. In June 1999, the Company entered into two foreign exchange forward contracts with a notional amount of $4,293 to hedge payments related to its foreign tax liabilities; at June 30, 2000, one contract was outstanding with a notional amount of $2,165. At June 30, 2000 and December 31, 1999, the unrealized loss on the outstanding foreign currency contracts was estimated to be $233 and $189, respectively, based on quoted market prices.

    In May 1999, the Company entered into an arrangement to hedge the price of diesel fuel purchase requirements in its backlog covering the period from May 1999 to September 2000. The Company entered into an additional contract in March 2000 to hedge the price of additional diesel fuel purchase requirements in its backlog covering the period from April 2000 to December 2000. At June 30, 2000 and

December 31, 1999, the unrealized gain on these contracts was estimated to be $768 and $540, respectively, based on quoted market prices.

4.  Accounts receivable

    Accounts receivable at June 30, 2000 and December 31, 1999 are as follows:

	June 30, 2000	December 31, 1999
Completed contracts	$10,066	$5,317
Contracts in progress	37,894	25,213
Retainage	2,865	3,716

	50,825	34,246
Allowance for doubtful accounts	(854)	(854)

	$49,971	$33,392

5.  Contracts in progress

    The components of contracts in progress at June 30, 2000 and December 31, 1999 are as follows:

	June 30, 2000	December 31, 1999
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$273,110	$230,014
Prepaid contract costs	(691)	(1,170)
Amounts billed	(247,842)	(209,978)

Costs and earnings in excess of billings for contracts in progress	24,577	18,866
Costs and earnings in excess of billings for completed contracts	746	1,670

	$25,323	$20,536

Billings in excess of costs and earnings:
Amounts billed	$(110,187)	$(64,085)
Costs and earnings for contracts in progress	95,076	51,399

	$(15,111)	$(12,686)

    The Company received advanced payments related to a long-term foreign contract that are considered billings in excess of costs and earnings. These amounts will be earned as the work is performed over the duration of the contract, which is expected to be approximately four years. The amounts of $2,708 and $4,138 related to contract performance anticipated to be beyond one year are included in other long-term liabilities at June 30, 2000 and December 31, 1999, respectively.

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

    The following presents summarized income statement information for Amboy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenues	$4,483	$4,376	$6,872	$6,850
Costs and expenses	(4,353)	(4,361)	(7,135)	(7,526)

Net income (loss)	$130	$15	$(263)	$(676)

    Amboy has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest, which totaled $3,552 at June 30, 2000.

7.  Accrued expenses

    Accrued expenses at June 30, 2000 and December 31, 1999 are as follows:

	June 30, 2000	December 31, 1999
Foreign income taxes	$5,628	$6,575
Interest	5,226	5,276
Insurance	4,058	4,228
Fixed equipment costs	3,736	—
Payroll and employee benefits	3,335	6,469
U.S. income and other taxes	1,732	4,591
Other	915	1,319

	$24,630	$28,458

8.  Segment information

    The Company and its subsidiaries operate in one reportable segment of providing dredging services, which includes three primary types of work:capital, maintenance and beach nourishment. Revenues by type of work for the three and six-month periods ended June 30, 2000 and 1999 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Capital	$66,009	$44,202	$122,139	$80,403
Maintenance	16,148	19,502	40,780	44,901
Beach nourishment	3,317	14,237	11,451	24,956

	$85,474	$77,941	$174,370	$150,260

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

    At June 30, 2000, the Company is contingently liable, in the normal course of business, for $14,586 in letters of credit related primarily to contract performance guarantees.

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

10.  Supplemental condensed consolidating financial information

    Included in the Company's long-term debt is $115,000 of 11 1/4% senior subordinated notes which will mature on August 15,2008. The payment obligations of the Company under the senior subordinated notes are guaranteed by certain of the Company's wholly owned domestic subsidiaries ("Subsidiary Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company's non-guarantor subsidiaries and for the Company (GLD Corporation).

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(in thousands)

10.  Supplemental condensed consolidating financial information (Continued)

Condensed Consolidating Balance Sheet at June 30, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$(59)	$577	$—	$—	$518
Accounts receivable, net	48,569	1,402	—	—	49,971
Receivables from affiliates	5,848	6,672	—	(12,520)	—
Current portion of net investment in direct financing leases	—	3,328	1,746	(5,074)	—
Contract revenues in excess of billings	24,895	428	—	—	25,323
Inventories	9,762	3,945	—	—	13,707
Prepaid expenses and other current assets	11,127	484	799	(101)	12,309

Total current assets	100,142	16,836	2,545	(17,695)	101,828
Property and equipment, net	76,012	16,752	44,122	—	136,886
Net investment in direct financing leases	—	2,840	2,598	(5,438)	—
Investments in subsidiaries	14,021	—	128,910	(142,931)	—
Notes receivable from affiliate	27,078	172	—	(27,250)	—
Inventories	8,925	—	—	—	8,925
Investments in joint ventures	7,059	—	—	—	7,059
Other assets	1,710	—	4,032	—	5,742

	$234,947	$36,600	$182,207	$(193,314)	$260,440

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$35,814	$2,393	—	9	$38,216
Payables to affiliates	7,332	4,461	727	(12,520)	—
Accrued expenses	13,797	1,265	9,669	(101)	24,630
Current portion of obligations under capital leases	—	5,074	—	(5,074)	—
Billings in excess of contract revenues	12,382	21	—	—	12,403
Current maturities of long-term debt	200	—	8,000	—	8,200

Total current liabilities	69,525	13,214	18,396	(17,686)	83,449
Long-term debt	—	—	155,000	—	155,000
Obligations under capital leases	—	5,438	—	(5,438)	—
Notes payable to affiliates	—	—	27,250	(27,250)	—
Deferred income taxes	26,929	1,859	14,417	—	43,205
Foreign income taxes	—	—	1,525	—	1,525
Other	7,798	739	1,355	—	9,892

Total liabilities	104,252	21,250	217,943	(50,374)	293,071
Minority interests	—	—	—	3,105	3,105
Stockholders' equity (deficit)	130,695	15,350	(35,736)	(146,045)	(35,736)

	$234,947	$36,600	$182,207	$(193,314)	$260,440

Condensed Consolidating Balance Sheet at December 31, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$284	$1,249	$—	$—	$1,533
Accounts receivable, net	29,989	3,403	—	—	33,392
Receivables from affiliates	5,313	6,087	—	(11,400)	—
Current portion of net investment in direct financing leases	—	5,168	2,275	(7,443)	—
Contract revenues in excess of billings	19,400	1,136	—	—	20,536
Inventories	10,797	3,917	—	—	14,714
Prepaid expenses and other current assets	11,084	403	797	(316)	11,968

Total current assets	76,867	21,363	3,072	(19,159)	82,143
Property and equipment, net	75,411	16,373	45,099	—	136,883
Net investment in direct financing leases	—	3,660	3,491	(7,151)	—
Investments in subsidiaries	13,036	—	119,708	(132,744)	—
Notes receivable from affiliates	20,334	516	—	(20,850)	—
Inventories	8,838	—	—	—	8,838
Investments in joint ventures	7,101	—	—	—	7,101
Other assets	1,828	—	4,601	—	6,429

	$203,415	$41,912	$175,971	$(179,904)	$241,394

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$22,430	$2,787	$—	$10	$25,227
Payables to affiliates	4,053	4,916	2,431	(11,400)	—
Accrued expenses	12,240	1,327	14,891	—	28,458
Current portion of obligations under capital leases	—	7,443	—	(7,443)	—
Billings in excess of contract revenues	6,571	1,977	—	—	8,548
Current maturities of long-term debt	200	—	6,826	(326)	6,700

Total current liabilities	45,494	18,450	24,148	(19,159)	68,933
Long-term debt	—	—	152,500	—	152,500
Obligations under capital leases	—	7,151	—	(7,151)	—
Notes payable to affiliates	—	—	20,850	(20,850)	—
Deferred income taxes	27,109	1,964	15,213	—	44,286
Foreign income taxes	—	—	1,525	—	1,525
Other	9,133	909	1,290	—	11,332

Total liabilities	81,736	28,474	215,526	(47,160)	278,576
Minority interests	—	—	—	2,373	2,373
Stockholders' equity (deficit)	121,679	13,438	(39,555)	(135,117)	(39,555)

	$203,415	$41,912	$175,971	$(179,904)	$241,394

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(in thousands)

10.  Supplemental condensed consolidating financial information (Continued)

Condensed Consolidating Statement of Income for the three months ended June 30, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$88,802	$6,459	$—	$(9,787)	$85,474
Costs of contract revenues	(77,815)	(5,221)	(86)	9,787	(73,335)

Gross profit	10,987	1,238	(86)	—	12,139
General and administrative expenses	(4,598)	(811)	106	—	(5,303)

Operating income	6,389	427	20	—	6,836
Interest, net	(359)	(140)	(4,122)	—	(4,621)
Equity in earnings of subsidiaries	586	—	3,602	(4,188)	—
Equity in earnings of joint ventures	68	—	—	—	68

Income before income taxes and minority interests	6,684	287	(500)	(4,188)	2,283
Income tax (expense) benefit	(2,508)	(247)	1,744	—	(1,011)
Minority interests	—	—	—	(28)	(28)

Net income	$4,176	$40	$1,244	$(4,216)	$1,244

Condensed Consolidating Statement of Income for the three months ended June 30, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$64,132	$13,809	$—	$—	$77,941
Costs of contract revenues	(50,351)	(13,240)	(288)	—	(63,879)

Gross profit	13,781	569	(288)	—	14,062
General and administrative expenses	(3,522)	(1,276)	(23)	—	(4,821)

Operating income (loss)	10,259	(707)	(311)	—	9,241
Interest, net	(38)	(142)	(4,411)	—	(4,591)
Equity in earnings (loss) of subsidiaries	(680)	—	6,139	(5,459)	—
Equity in earnings of joint ventures	9	—	—	—	9

Income (loss) before income taxes and minority interests	9,550	(849)	1,417	(5,459)	4,659
Income tax (expense) benefit	(3,396)	(221)	1,100	—	(2,517)
Minority interests	—	—	—	375	375

Net income (loss)	$6,154	$(1,070)	$2,517	$(5,084)	$2,517

Condensed Consolidating Statement of Income for the six months ended June 30, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$169,411	$20,409	$—	$(15,450)	$174,370
Costs of contract revenues	(145,749)	(15,666)	(305)	15,450	(146,270)

Gross profit	23,662	4,743	(305)	—	28,100
General and administrative expenses	(8,864)	(1,782)	—	—	(10,646)

Operating income (loss)	14,798	2,961	(305)	—	17,454
Interest, net	(302)	(117)	(8,670)	—	(9,089)
Equity in earnings of subsidiaries	2,396	—	9,148	(11,544)	—
Equity in earnings (loss) of joint ventures	(126)	—	—	—	(126)

Income before income taxes and minority interests	16,766	2,844	173	(11,544)	8,239
Income tax (expense) benefit	(6,763)	(571)	3,622	—	(3,712)
Minority interests	—	—	—	(732)	(732)

Net income	$10,003	$2,273	$3,795	$(12,276)	$3,795

Condensed Consolidating Statement of Income for the six months ended June 30, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$127,449	$23,578	$—	$(767)	$150,260
Costs of contract revenues	(101,514)	(22,059)	(178)	767	(122,984)

Gross profit	25,935	1,519	(178)	—	27,276
General and administrative expenses	(7,092)	(2,589)	(79)	—	(9,760)

Operating income (loss)	18,843	(1,070)	(257)	—	17,516
Interest, net	(145)	(144)	(8,665)	—	(8,954)
Equity in earnings of subsidiaries	(1,243)	—	11,191	(9,948)	—
Equity in earnings (loss) of joint ventures	(315)	—	—	—	(315)

Income (loss) before income taxes and minority interests	17,140	(1,214)	2,269	(9,948)	8,247
Income tax (expense) benefit	(6,084)	(441)	2,490	—	(4,035)
Minority interests	—	—	—	547	547

Net income (loss)	$11,056	$(1,655)	$4,759	$(9,401)	$4,759

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(in thousands)

10.  Supplemental condensed consolidating financial information (Continued)

Condensed Consolidating Cash Flows for the six months ended June 30, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income	$10,003	$2,273	$3,795	$(12,276)	$3,795
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	3,360	1,642	1,371	—	6,373
Earnings of subsidiaries and joint ventures	(2,270)	—	(9,148)	11,544	126
Minority interests	—	—	—	732	732
Deferred income taxes	(71)	(105)	(796)	—	(972)
Loss on dispositions of property and equipment	97	—	287	—	384
Other, net	(1,097)	(170)	1,944	—	677
Changes in assets and liabilities:		—			—
Accounts receivable	(18,580)	2,001	—	—	(16,579)
Contract revenues in excess of billings	(5,495)	708	—	—	(4,787)
Inventories	948	(28)	—	—	920
Prepaid expenses and other current assets	(43)	(81)	(326)	—	(450)
Accounts payable and accrued expenses	14,941	(457)	(5,323)	—	9,161
Billings in excess of contract revenues	4,381	(1,956)	—	—	2,425

Net cash flows from operating activities	6,174	3,827	(8,196)	—	1,805
Investing Activities
Purchases of property and equipment	(5,000)	(2,021)	—	—	(7,021)
Dispositions of property and equipment	261	—	—	—	261
Distributions from and investments in joint ventures, net	(84)	—	—	—	(84)
Principal payments (receipts) on direct financing leases	—	2,660	(2,660)	—	—
Payments (receipts) on note with affiliate	—	344	(344)	—	—

Net cash flows from investing activities	(4,823)	983	(3,004)	—	(6,844)
Financing Activities
Repayments of long-term debt	—	—	(2,500)	—	(2,500)
Borrowing (repayments) of revolving loans, net	—	—	6,500	—	6,500
Principal receipts (payments) on capital leases	2,660	(4,082)	1,422	—	—
Net change in accounts with affiliates	(4,714)	(1,040)	5,754	—	—
Repayment on notes receivable from stockholders	—	—	24	—	24
Dividends	1,440	(1,800)		360	—
Contributions	(1,080)	1,440		(360)	—

Net cash flows from financing activities	(1,694)	(5,482)	11,200	—	4,024

Net change in cash and equivalents	(343)	(672)	—	—	(1,015)
Cash and equivalents at beginning of year	284	1,249	—	—	1,533

Cash and equivalents at end of year	$(59)	$577	$—	$—	$518

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income	$11,056	$(1,655)	$4,759	$(9,401)	$4,759
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	4,076	1,578	203	—	5,857
Earnings of subsidiaries and joint ventures	1,558	—	(11,191)	9,948	315
Minority interests	—	—	—	(547)	(547)
Deferred income taxes	(777)	(172)	(465)	—	(1,414)
Gain (loss) on dispositions of property and equipment	(188)	94	—	—	(94)
Other, net	476	(8)	(27)	—	441
Changes in assets and liabilities:
Accounts receivable	780	(3,398)	—	—	(2,618)
Contract revenues in excess of billings	(4,142)	1,242	—	—	(2,900)
Inventories	(2,557)	32	—	—	(2,525)
Prepaid expenses and other current assets	(1,426)	754	1,074	—	402
Accounts payable and accrued expenses	(446)	(245)	2,927	—	2,236
Billings in excess of contract revenues	1,883	(29)	—	—	1,854

Net cash flows from operating activities	10,293	(1,807)	(2,720)	—	5,766
Investing Activities
Purchases of property and equipment	(5,103)	(1,580)	—	—	(6,683)
Dispositions of property and equipment	189	—	—	—	189
Distributions from joint ventures	2,732	—	—	—	2,732
Distributions to minority interests	—	—	—	(1,730)	(1,730)
Principal payments (receipts) on direct financing leases	—	2,296	(2,296)	—	—
Payments (receipts) on note with affiliate	—	345	(345)	—	—

Net cash flows from investing activities	(2,182)	1,061	(2,641)	(1,730)	(5,492)
Financing Activities
Principal receipts (payments) on capital leases	—	(3,872)	3,872	—	—
Net change in accounts with affiliates	(13,310)	11,821	1,489	—	—
Dividends	5,670	(7,400)	—	1,730	—

Net cash flows from financing activities	(7,640)	549	5,361	1,730	—

Net increase (decrease) in cash and equivalents	471	(197)	—	—	274
Cash and equivalents at beginning of period	490	268	—	—	758

Cash and equivalents at end of period	$961	$71	$—	$—	$1,032

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

Results of Operations

    The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three and six-month periods ended June 30, 2000 and 1999:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(85.8)	(82.0)	(83.9)	(81.8)

Gross profit	14.2	18.0	16.1	18.2
General and administrative expenses	(6.2)	(6.2)	(6.1)	(6.5)

Operating income	8.0	11.8	10.0	11.7
Interest expense, net	(5.4)	(5.9)	(5.2)	(6.0)
Equity in earnings of joint ventures	0.1	—	(0.1)	(0.2)

Income before income taxes and minority interests	2.7	5.9	4.7	5.5
Provision for income tax	(1.2)	(3.2)	(2.1)	(2.7)
Minority interests	—	0.5	(0.4)	0.4

Net income	1.5%	3.2%	2.2%	3.2%

EBITDA	11.8%	15.6%	13.7%	15.6%

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

Components of Contract Revenues

    The following table sets forth, by type of work, the Company's contract revenues for the six and three-month periods ended and backlog as of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenues (in thousands)
Capital—U.S.	$40,641	$36,274	$81,260	$61,433
Capital—foreign	25,368	7,928	40,879	18,970
Maintenance	16,148	19,502	40,780	44,901
Beach	3,317	14,237	11,451	24,956

	$85,474	$77,941	$174,370	$150,260

	June 30,
	2000	1999
Backlog (in thousands)
Capital—U.S.	$75,254	$195,274
Capital—foreign	85,291	13,842
Maintenance	12,065	25,175
Beach	—	7,549

	$172,610	$241,840

    The Company again demonstrated strong performance during the second quarter of 2000, as a result of continuing to perform successfully on projects from the record-level 1999 year-end backlog. Additionally, the first half of 2000 benefited from favorable weather conditions in the first quarter coupled with improved equipment efficiency throughout the period. Second quarter 2000 revenues were $85.5 million, which was slightly lower than the first quarter of $88.9 million, but exceeded the 1999 second quarter revenues of $77.9 million. Revenues for the first half of 2000 were $174.4 million compared to $150.3 million for the first half of 1999. Gross profit of $12.1 million for the second quarter of 2000 was down 13.7% from the second quarter of 1999, while gross profit for the first six months of 2000 exceeded the 1999 level by 3%. Although revenues have increased in 2000, gross profit has been impacted by the higher level of revenues from foreign projects, which are traditionally performed at lower margins, and the establishment of a loss reserve in the first quarter for the Company's joint venture project in Egypt, which has experienced problems due to the existence of harder materials than contemplated by the contract estimate. This project is expected to be completed in the third quarter of 2000.

    The growth in 2000 revenues is attributable to both domestic and foreign capital dredging projects. Revenues from domestic capital projects increased for the three and six month periods of 2000 by $4.4 million and $19.8 million, respectively, over the same periods of 1999. Revenues from foreign capital projects increased significantly by $17.4 million and $21.9 million, respectively, over the same periods of 1999, due primarily to foreign projects in India and Ghana.

    Capital projects include large port deepenings and other infrastructure projects. The domestic capital dredging market has been expanding since 1998, with the announcement by the Army Corps of Engineers ("Corps") of Deep Port work to be completed through 2005, with a value in excess of $2.0 billion. Since this announcement, seventeen projects, with a total revenue value of $435.1 million, have been let for bid through the first half of 2000. The Company was the low bidder on seven of these projects, with a value of $221.1 million, representing 51% of the total let for bid. The Company's cumulative market share of deep port projects let for bid over the last five years was 66%. The Company's bid market share of total U.S. capital projects (including deep port projects) was 47% in 1999.

    During this quarter, significant contract revenues from domestic capital projects included $10.5 million, $6.5 million and $6.4 million from channel deepening projects in Houston, New York, and San Juan, respectively. Additionally, foreign capital projects in Ghana, India and Egypt contributed $8.7 million, $6.2 million, and $6.8 million, respectively, to second quarter revenues.

    Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Revenues from maintenance projects for the three and six month periods ended June 30, 2000 decreased $3.4 million and $4.1 million, respectively, over the same periods of 1999. Maintenance revenues through the second quarter continued to be lower than 1999 levels, as a result of reduced Mississippi River dredging requirements, due to lower than normal precipitation in the Midwest.

    Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion. Second quarter and year to date 2000 revenues from beach projects decreased $10.9 million and $13.5 million, respectively, compared to the same periods of 1999. This continues to be the result of postponement of some key projects by the project owners, resulting in fewer projects being let for bid in 2000.

    Second quarter 2000 and year to date revenues of the Company's NATCO hopper dredging subsidiary decreased $7.4 million and $3.2 million, respectively, in comparison to 1999, due primarily to the reduction in maintenance and beach work. However, NATCO's operating margins for the first half of 2000 have increased substantially over the same 1999 period, due to changes in requirements on two Corps projects in 1999 which adversely impacted their profitability. Claims have subsequently been submitted to the Corps based on the changed conditions of these projects, and we expect to reach agreement on at least a portion of these claims in the second half of 2000.

    As mentioned previously, contract revenues from foreign operations for the three and six months ended June 30, 2000 increased $17.4 million and $21.9 million, respectively, compared to the same periods of 1999, due to the performance on key projects in Egypt; Ghana, West Africa; and Dabhol, India.

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

    As of June 30, 2000, the Company had backlog of $172.6 million, which represents a decrease of $69.2 million, or 28.6% compared to backlog as of June 30, 1999. The decrease results from a slowdown in the domestic bidding market. The bidding market for domestic projects in the first quarter was $120 million, which compared to $202 million in the first quarter of 1999. The trend continued in the second quarter with a total domestic bid market of only $62 million versus $120 million in 1999. This has resulted from the continuing postponement of beach and deep port projects and from a decrease in maintenance work due to lower precipitation levels, primarily in the Midwest. Margin levels in backlog have also declined due to the competitive dynamics of a slowing market.

    Domestic capital projects make up $75.3 million or 43.6% of the June 30, 2000 backlog. This includes work remaining on significant deep port capital projects in San Juan, Charleston, Long Beach, Houston and Los Angeles with combined remaining revenue in excess of $57.0 million. The majority of foreign capital project backlog is attributable to the projects in Ghana and India.

    Despite the recent domestic bid market slow down in the first and second quarters of this year, the legislation and funding for the deep port work announced by the Corps is up to date, so that projects deferred during the current period are still forthcoming. Subsequent to June 30, 2000, the Company bid and won two deep port projects in Wilmington with a combined revenue value of $70 million. Additionally, although a number of beach nourishment projects were postponed during the first half of the year due to administrative and funding delays, the Corps has provided an updated schedule of beach work which the Company believes will result in up to $120 million being let for bid during the second half of 2000. Subsequent to June 30, 2000, the Company bid and won a beach project in New Jersey valued at approximately $10 million.

Results of Operations

    Contract Revenues.  Contract revenues were $85.5 million in the second quarter of 2000, an increase of 9.7%, from revenues of $77.9 million in the second quarter of 1999. In the first half of 2000, revenues increased 16.0% to $174.4 million from $150.3 million in the first half of 1999. The increase in 2000 second quarter and six-month revenues continues to be due to the high volume of domestic and foreign capital dredging projects, as well as high levels of equipment utilization due to favorable weather in the first quarter and improved mechanical equipment efficiency throughout the period.

    Costs of Contract Revenues.  Costs of contract revenues for the three months ended June 30, 2000 increased $9.5 million, or 14.8%, over the three months ended June 30, 1999. For the first half of 2000, costs of contract revenues increased $23.3 million, or 18.9%, over the same period of 1999. The increase in costs of contract revenues for the 2000 periods is a result of increased revenues. As a percentage of contract revenues, costs of contract revenues were 83.9% for the first half of 2000 compared to 81.8% in the same 1999 period. Generally, contract margins continued to be strong through the first half of 2000 due to the favorable mix of higher margin domestic capital projects; however, this was offset by poor performance on the foreign joint venture project in Egypt, as well as anticipated lower margins on an increasing volume of foreign work in Ghana and India.

    Gross Profit.  Gross profit was $12.1 million for the three months ended June 30, 2000, a decrease of $1.9 million or 13.7% over the three months ended June 30, 1999. For the six months ended June 30, 2000, gross profit increased only $0.8 million or 3.0% over gross profit for the same period of 1999. The decline in the second quarter of 2000, which also impacts the year to date results, was attributable to project mix and the poor performance on the joint venture project in Egypt.

    General and Administrative Expenses.  General and administrative expenses increased $0.5 million and $0.9 million for the three and six month periods ended June 30, 2000, consistent with the overall growth in operations.

    Operating Income.  Operating income was $6.8 million for the three months ended June 30, 2000, a decrease of $2.4 million compared to the three months ended June 30, 1999. For the first half of 2000, operating income remained relatively consistent when compared to the first half of 1999, which was primarily a result of the project mix, with an increasing volume of foreign work with lower margins.

    EBITDA.  EBITDA decreased $2.1 million or 17.0% to $10.1 million for the three months ended June 30, 2000 from $12.2 million for the three months ended June 30, 1999. EBITDA for the six months ended June 30, 2000 was $23.8 million, an increase of $0.5 million over the same period of 1999. The decrease in the second quarter was due to the increased volume of lower margin foreign work performed during the period.

    Interest Expense, Net.  Net interest expense remained consistent for both the three and six month periods ended June 30, 2000 compared to the same periods for 1999. The Company has reduced senior debt to $48.0 million at June 30, 2000 from $55.0 million at June 30, 1999; however, this has been offset by increasing interest rates, resulting in similar levels of interest expense for the periods.

    Equity in Earnings (Loss) of Joint Ventures.  Equity in earnings of joint ventures was a loss of $0.1 million and $0.3 million for the six months ended June 30, 2000 and 1999, respectively. The loss in both years is attributable to a seasonal reduction in demand for Amboy's products.

    Income Tax Expense.  Income tax expense for the three and six month periods ended June 30, 2000 decreased $1.5 million and $0.3 million, respectively, due to decreased earnings for the periods. The effective tax rate for the first half of 2000 decreased to 45.0% compared to 48.9% for the first half of 1999, which was primarily a result of the mix and timing of foreign activity in relation to domestic activity.

    Minority Interests.  For the three months ended June 30, 2000, income attributable to minority interests was approximately break-even, compared to a loss of $0.4 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, earnings attributable to minority interests was $0.7 million compared to a loss of $0.5 million for the same 1999 period. The increase in the 2000 periods was due to increased earnings from the NATCO hopper dredging operations, as compared to the same periods of 1999.

    Net Income.  Net income was $1.2 million for the three months ended June 30, 2000 compared to $2.5 million for the three months ended June 30, 1999, a decrease of 50.6%.For the first half of 2000, net income was $3.8 million, compared to $4.8 million for the first half of 1999. The 2000 decrease reflects the reduced margins resulting from the mix of projects and the poor performance on the Egypt project.

Liquidity and Capital Resources

    The Company's primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit with the Company's senior lenders. The Company's primary uses of cash are funding working capital, capital expenditures and debt service.

    The Company generated net cash flows from operating activities for the six months ended June 30, 2000 and 1999 of $1.8 million and $5.8 million, respectively. The reduction in cash flows from operating activities for the first half of 2000 was due to an increase in working capital related to the high level of operating activity, along with significant short-term increases in accounts receivable and contract revenues in excess of billings resulting from certain foreign projects.

    The Company's net cash used in investing activities for the six months ended June 30, 2000 and 1999, totaled $6.8 million and $5.5 million, respectively. The use of cash for investing activities generally relates to capital expenditures. In the first half of 1999, capital expenditures were offset by distributions of $1.9 million received from Riovia and a distribution of earnings from Amboy of $0.8 million. Additionally, funds were used in 1999 to make distributions of $1.7 million to minority interests related to 1998 earnings.In the first quarter of 2000, a distribution of $0.4 million was due to the minority interests, relating to the 1999 earnings of North American. However, this distribution was retained and reinvested in NATCO; therefore, no cash has been paid out for distributions to minority interests in 2000.

    The Company generated net cash flows from financing activities for the six months ended June 30, 2000 of $4.0 million, due primarily to additional net borrowings on the revolver of $6.5 million, necessary to fund the increase in working capital, offset by scheduled repayments of the term debt totaling $2.5 million.

    On July 13, 2000, the Company's backhoe dredge New York, one of 25 dredges the Company operates, suffered a fire. The fire was rapidly extinguished but is expected to disable the dredge for approximately four to six months for the procurement of parts and completion of repairs. Although the dredge will be out of service during this period, the damage is fully insured and the Company expects to be able to substitute alternative equipment for a portion of the dredge's scheduled work throughout the remainder of 2000. However, some portion of the dredge's scheduled work may be deferred to 2001.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    A portion of the Company's current operations are conducted outside of the U.S. In the first half of 2000, approximately 23.4% of contract revenues was attributable to overseas operations. It is the Company's policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Forward currency exchange contracts, typically with durations of less than one year, are used to minimize the impact of foreign currency fluctuations on operations. The Company does not purchase forward exchange contracts for trading purposes. At June 30, 2000, the Company had outstanding foreign currency forward contracts with a notional value of $2.2 million, designated as a hedge of its foreign currency denominated tax liability. The Company expects that gains or losses on the foreign currency forward contracts should offset gains or losses on the underlying tax liability being hedged, such that the impact of a change in the exchange rate would be immaterial to the Company's earnings.

    A significant operating cost for the Company is diesel fuel. The Company uses fuel commodity forward contracts, typically with durations of less than one year, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. At June 30, 2000, the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to work in backlog. If the market price of fuel were to increase or decrease, the Company anticipates that the resulting gain or loss in respect of fuel purchases related to work in backlog would be offset by the fuel arrangement. Therefore, changes in the market price of fuel would not have a material impact on future earnings.

    Changes in market interest rates from December 31, 1999 did not have a significant impact on the fair value of the Company's term and revolving bank debt or fixed rate debt at June 30, 2000.

PART II

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than legal proceedings occurring in the normal course of business, which resolution of are not expected to have a material adverse effect on the financial position or results of operations of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
27.01	Financial Data Schedule
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the second quarter of 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
Date:	August 14, 2000	By: /s/ Deborah A. Wensel

Deborah A. Wensel Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
2.01	Plan and Agreement of Merger dated as of August 19, 1998 between the Company and Great Lakes Dredge & Dock Acquisition, Inc.(1)
3.01	Restated Certificate of Incorporation of the Company.(1)
3.02	Bylaws of the Company.(1)
4.01	Indenture dated as of August 19, 1998 among the Company, the Subsidiary Guarantors and the Bank of New York, as Trustee.(1)
4.02	Form of 11 1/4% Senior Subordinated Note due 2008 (included in Exhibit 4.01).(1)
10.01	Credit Agreement dated as of August 19, 1998 among the Company and the other loan parties thereto, as Borrowers, the financial institutions from time to time party thereto, as Lenders, Bank of Montreal, Chicago Branch, as Documentation Agent, Bank of America National Trust and Savings Association, as Issuing Lender and Administrative Agent and BancAmerica Robertson Stephens, as Lead Arranger.(1)
10.02	Second Amended and Restated Underwriting and Continuing Indemnity Agreement dated August 19, 1998 among the Company, certain of its Subsidiaries, Reliance Insurance Company, United Pacific Insurance Company, Reliance National Insurance Company and Reliance Surety Company.(1)
10.05	Employment Agreement between the Company and Douglas B. Mackie.(2)
10.06	Great Lakes Annual Cash Bonus Plan.(2)
10.07	Securities Purchase and Holders Agreement dated August 19, 1998 among the Company, Vectura and the Management Investors.(2)
10.08	Registration Rights Agreement dated August 19, 1998 among the Company, Vectura, and the Management Investors.(2)
10.09	Employment Agreement between the Company and Richard Lowry.(2)
10.10	Amendment No. 1 dated October 8, 1999 to the Credit Agreement.(3)
10.11	Great Lakes Non-Union Hourly Employees 401(k) Savings Plan.(3)
27.01	Financial Data Schedule (filed only electronically with the SEC).(4)

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
SIGNATURE
EXHIBIT INDEX