Form 10-Q
period 2000-09-30
GREAT LAKES DREDGE & DOCK CORP
filed 2000-11-13
CIK 885538

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 10, 2000, there were outstanding 1,538,800 shares of Class A Common Stock, 3,363,900 shares of Class B Common Stock and 44,675 shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2000

INDEX

			Page
Part I	Financial Information
	Item 1	Financial Statements (Unaudited)
		Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999	2
		Condensed Consolidated Statements of Income for the Three and Nine Months ended September 30, 2000 and 1999	3
		Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2000 and 1999	4
		Notes to Unaudited Condensed Consolidated Financial Statements	5
	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Part II	Other Information
	Item 6	Exhibits and Reports on Form 8-K	23
Signature			24
Exhibit Index			25

Part I — Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2000	December 31, 1999
Assets
Current assets:
Cash and equivalents	$1,000	$1,533
Accounts receivable, net	45,385	33,392
Contract revenues in excess of billings	8,368	20,536
Inventories	13,773	14,714
Prepaid expenses and other current assets	14,703	11,968

Total current assets	83,229	82,143
Property and equipment, net	136,965	136,883
Inventories	9,022	8,838
Investments in joint ventures	7,103	7,101
Other assets	5,546	6,429

Total assets	$241,865	$241,394

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$28,957	$25,227
Accrued expenses	21,621	28,458
Billings in excess of contract revenues	11,437	8,548
Current maturities of long-term debt	8,700	6,700

Total current liabilities	70,715	68,933
Long-term debt	151,000	152,500
Deferred income taxes	43,548	44,286
Foreign income taxes	—	1,525
Other	8,886	11,332

Total liabilities	274,149	278,576
Minority interests	2,556	2,373
Commitments and contingencies (Note 9)	—	—
Stockholders' deficit:
Preferred stock, $.01 par value; 250,000 shares authorized: 45,000 issued; 44,675 outstanding in 2000 and 1999	1	1
Common stock, $.01 par value; 50,000,000 shares authorized: 5,000,000 issued; 4,902,700 outstanding in 2000 and 1999	50	50
Additional paid-in capital	50,457	50,457
Accumulated deficit	(84,825)	(89,519)
Treasury stock, at cost (2000: 325 preferred shares, 97,300 common shares; 1999: 325 preferred shares, 94,300 common shares)	(422)	(419)
Notes receivable from stockholders	(101)	(125)

Total stockholders' deficit	(34,840)	(39,555)

Total liabilities and stockholders' deficit	$241,865	$241,394
		\

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Contract revenues	$81,130	$76,034	$255,500	$226,294
Costs of contract revenues	70,097	60,765	216,367	183,749

Gross profit	11,033	15,269	39,133	42,545
General and administrative expenses	5,191	5,176	15,837	14,936

Operating income	5,842	10,093	23,296	27,609
Interest expense, net	(4,931)	(4,595)	(14,013)	(13,549)
Equity in earnings (loss) of joint ventures	51	140	(82)	(175)

Income before income taxes and minority interests	962	5,638	9,201	13,885
Income tax expense	(612)	(2,404)	(4,324)	(6,441)
Minority interests	549	(408)	(183)	139

Net income	$899	$2,826	$4,694	$7,583

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2000	1999
Operating Activities
Net income	$4,694	$7,583
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	9,637	8,785
Loss of joint ventures	82	175
Minority interests	183	(139)
Deferred income taxes	(476)	(1,379)
Loss (gain) on dispositions of property and equipment	258	(223)
Other, net	(943)	456
Changes in assets and liabilities:
Accounts receivable, net	(11,993)	4,014
Contract revenues in excess of billings	12,168	(1,410)
Inventories	757	(3,043)
Prepaid expenses and other current assets	(2,997)	(620)
Accounts payable and accrued expenses	(3,107)	(7,931)
Billings in excess of contract revenues	744	4,351

Net cash flows from operating activities	9,007	10,619
Investing Activities
Purchases of property and equipment	(10,365)	(9,503)
Dispositions of property and equipment	388	309
Distributions from and investments in joint ventures, net	(84)	3,589
Distributions to minority interests	—	(1,730)

Net cash flows from investing activities	(10,061)	(7,335)
Financing Activities
Repayments of long-term debt	(4,500)	(1,250)
Borrowings (repayments) of revolving loans, net	5,000	—
Treasury stock activity, net	(3)	(544)
Repayment on notes receivable from stockholders	24	—

Net cash flows from financing activities	521	(1,794)

Net change in cash and equivalents	(533)	1,490
Cash and equivalents at beginning of period	1,533	758

Cash and equivalents at end of period	$1,000	$2,248

Supplemental Cash Flow Information
Cash paid for interest	$16,532	$16,443

Cash paid for taxes	$8,482	$3,175

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

3.  Fair value of financial instruments

    The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates. The fair value of the Company's $115,000 long-term subordinated notes was $113,563 and $120,175 at September 30, 2000 and December 31, 1999, respectively, based on quoted market prices. The Company is contingently liable under letters of credit and other financial guarantees. It is not practicable to estimate the fair value of these financial instruments; however, the Company does not expect any material losses to result from these financial instruments since performance is not likely to be required.

    The Company uses derivative instruments to manage commodity price and foreign currency exchange risks. Such instruments are not used for trading purposes. Gains and losses on these hedges are deferred and are recognized in income as part of the related transaction. On September 30, 2000, the company had one foreign exchange forward contract outstanding, with a notional amount of $2,165, intended to hedge payments related to its foreign tax liabilities. The unrealized loss on the outstanding foreign currency contracts at September 30, 2000 and December 31, 1999 was estimated to be $397 and $189, respectively, based on quoted market prices.

    The Company has entered into various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through January of 2002. At September 30, 2000 and December 31, 1999, the unrealized gain on these contracts was estimated to be $145 and $540, respectively, based on quoted market prices.

4.  Accounts receivable

    Accounts receivable at September 30, 2000 and December 31, 1999 are as follows:

	September 30, 2000	December 31, 1999
Completed contracts	$16,053	$5,317
Contracts in progress	26,674	25,213
Retainage	3,512	3,716

	46,239	34,246
Allowance for doubtful accounts	(854)	(854)

	$45,385	$33,392

5.  Contracts in progress

    The components of contracts in progress at September 30, 2000 and December 31, 1999 are as follows:

	September 30, 2000	December 31, 1999
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$203,357	$230,014
Prepaid contract costs	(2,206)	(1,170)
Amounts billed	(194,643)	(209,978)

Costs and earnings in excess of billings for contracts in progress	6,508	18,866
Costs and earnings in excess of billings for completed contracts	1,860	1,670

	$8,368	$20,536

Billings in excess of costs and earnings:
Amounts billed	$(146,511)	$(64,085)
Costs and earnings for contracts in progress	133,081	51,399

	$(13,430)	$(12,686)

    The Company received advanced payments related to a long-term foreign contract that are considered billings in excess of costs and earnings. These amounts will be earned as the work is performed over the duration of the contract, which is expected to be approximately four years. The amounts of $1,993 and $4,138 related to contract performance anticipated to be beyond one year are included in other long-term liabilities at September 30, 2000 and December 31, 1999, respectively.

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

    The following presents summarized income statement information for Amboy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues	$4,150	$4,416	$11,022	$11,266
Costs and expenses	(4,049)	(4,167)	(11,184)	(11,693)

Net income (loss)	$101	$249	$(162)	$(427)

    Amboy has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest, which totaled $3,390 at September 30, 2000.

7.  Accrued expenses

    Accrued expenses at September 30, 2000 and December 31, 1999 are as follows:

	September 30, 2000	December 31, 1999
Foreign income taxes	$7,079	$6,575
Payroll and employee benefits	4,129	6,469
Insurance	3,768	4,228
U.S. income and other taxes	2,218	4,591
Interest	2,176	5,276
Other	2,251	1,319

	$21,621	$28,458

8.  Segment information

    The Company and its subsidiaries operate in one reportable segment of providing dredging services, which includes three primary types of work: capital, maintenance and beach nourishment. Revenues by type of work for the three and nine-month periods ended September 30, 2000 and 1999 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Capital	$63,327	$50,256	$185,466	$130,659
Maintenance	17,092	18,939	57,872	63,840
Beach nourishment	711	6,839	12,162	31,795

	$81,130	$76,034	$255,500	$226,294

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

    At September 30, 2000, the Company is contingently liable, in the normal course of business, for $12,765 in letters of credit related primarily to contract performance guarantees.

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Balance Sheet at September 30, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$833	$167	$—	$—	$1,000
Accounts receivable, net	42,430	2,955	—	—	45,385
Receivables from affiliates	5,137	6,414	421	(11,972)	—
Current portion of net investment in direct financing leases	—	2,359	1,788	(4,147)	—
Contract revenues in excess of billings	7,749	619	—	—	8,368
Inventories	10,006	3,767	—	—	13,773
Prepaid expenses and other current assets	13,262	668	773	—	14,703

Total current assets	79,417	16,949	2,982	(16,119)	83,229
Property and equipment, net	78,693	14,572	43,700	—	136,965
Net investment in direct financing leases	—	2,403	2,135	(4,538)	—
Investments in subsidiaries	13,188	—	132,568	(145,756)	—
Notes receivable from affiliate	35,001	—	—	(35,001)	—
Inventories	9,022	—	—	—	9,022
Investments in joint ventures	7,103	—	—	—	7,103
Other assets	1,710	—	3,836	—	5,546

	$224,134	$33,924	$185,221	$(201,414)	$241,865

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$25,718	$3,230	$—	$9	$28,957
Payables to affiliates	4,535	5,087	2,350	(11,972)	—
Accrued expenses	12,121	1,738	7,762	—	21,621
Current portion of obligations under capital leases	—	4,147	—	(4,147)	—
Billings in excess of contract revenues	10,819	618	—	—	11,437
Current maturities of long-term debt	200	—	8,500	—	8,700

Total current liabilities	53,393	14,820	18,612	(16,110)	70,715
Long-term debt	—	—	151,000	—	151,000
Obligations under capital leases	—	4,538	—	(4,538)	—
Note payable to affiliate	—	—	35,001	(35,001)	—
Deferred income taxes	29,156	280	14,112	—	43,548
Other	6,854	696	1,336	—	8,886

Total liabilities	89,403	20,334	220,061	(55,649)	274,149
Minority interests	—	—	—	2,556	2,556
Stockholders' equity (deficit)	134,731	13,590	(34,840)	(148,321)	(34,840)

	$224,134	$33,924	$185,221	$(201,414)	$241,865

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Income for the three months ended September 30, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$81,782	$8,984	$—	$(9,636)	$81,130
Costs of contract revenues	(69,640)	(9,891)	(202)	9,636	(70,097)

Gross profit (loss)	12,142	(907)	(202)	—	11,033
General and administrative expenses	(4,300)	(861)	(30)	—	(5,191)

Operating income (loss)	7,842	(1,768)	(232)	—	5,842
Interest expense, net	24	(516)	(4,439)	—	(4,931)
Equity in earnings of subsidiaries	(2,006)	—	3,843	(1,837)	—
Equity in earnings of joint ventures	51	—	—	—	51

Income (loss) before income taxes and minority interests	5,911	(2,284)	(828)	(1,837)	962
Income tax (expense) benefit	(2,862)	523	1,727	—	(612)
Minority interests	—	—	—	549	549

Net income (loss)	$3,049	$(1,761)	$899	$(1,288)	$899

Condensed Consolidating Statement of Income for the three months ended September 30, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$66,052	$10,749	$—	$(767)	$76,034
Costs of contract revenues	(53,435)	(7,896)	(201)	767	(60,765)

Gross profit (loss)	12,617	2,853	(201)	—	15,269
General and administrative expenses	(4,094)	(1,071)	(11)	—	(5,176)

Operating income (loss)	8,523	1,782	(212)	—	10,093
Interest expense, net	(56)	(145)	(4,394)	—	(4,595)
Equity in earnings of subsidiaries	1,027	—	5,435	(6,462)	—
Equity in earnings of joint ventures	140	—	—	—	140

Income before income taxes and minority interests	9,634	1,637	829	(6,462)	5,638
Income tax (expense) benefit	(4,064)	(337)	1,997	—	(2,404)
Minority interests	—	—	—	(408)	(408)

Net income	$5,570	$1,300	$2,826	$(6,870)	$2,826

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Income for the nine months ended September 30, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$251,193	$29,393	$—	$(25,086)	$255,500
Costs of contract revenues	(215,389)	(25,557)	(507)	25,086	(216,367)

Gross profit (loss)	35,804	3,836	(507)	—	39,133
General and administrative expenses	(13,164)	(2,643)	(30)	—	(15,837)

Operating income (loss)	22,640	1,193	(537)	—	23,296
Interest expense, net	(271)	(633)	(13,109)	—	(14,013)
Equity in earnings of subsidiaries	390	—	12,991	(13,381)	—
Equity in loss of joint ventures	(82)	—	—	—	(82)

Income (loss) before income taxes and minority interests	22,677	560	(655)	(13,381)	9,201
Income tax (expense) benefit	(9,625)	(48)	5,349	—	(4,324)
Minority interests	—	—	—	(183)	(183)

Net income	$13,052	$512	$4,694	$(13,564)	$4,694

Condensed Consolidating Statement of Income for the nine months ended September 30, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$193,501	$34,327	$—	$(1,534)	$226,294
Costs of contract revenues	(154,949)	(29,955)	(379)	1,534	(183,749)

Gross profit (loss)	38,552	4,372	(379)	—	42,545
General and administrative expenses	(11,186)	(3,660)	(90)	—	(14,936)

Operating income (loss)	27,366	712	(469)	—	27,609
Interest expense, net	(201)	(289)	(13,059)	—	(13,549)
Equity in earnings of subsidiaries	(216)	—	16,626	(16,410)	—
Equity in loss of joint ventures	(175)	—	—	—	(175)

Income before income taxes and minority interests	26,774	423	3,098	(16,410)	13,885
Income tax (expense) benefit	(10,148)	(778)	4,485	—	(6,441)
Minority interests	—	—	—	139	139

Net income (loss)	$16,626	$(355)	$7,583	$(16,271)	$7,583

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income	$13,052	$512	$4,694	$(13,564)	$4,694
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	5,065	2,438	2,134	—	9,637
Earnings of subsidiaries and joint ventures	(308)	—	(12,991)	13,381	82
Minority interests	—	—	—	183	183
Deferred income taxes	1,152	(1,684)	56	—	(476)
(Gain) loss on dispositions of property and equipment	(29)	—	287	—	258
Other, net	(556)	(280)	(107)	—	(943)
Changes in assets and liabilities:
Accounts receivable	(12,441)	448	—	—	(11,993)
Contract revenues in excess of billings	11,651	517	—	—	12,168
Inventories	607	150	—	—	757
Prepaid expenses and other current assets	(2,178)	(265)	(554)	—	(2,997)
Accounts payable and accrued expenses	3,169	854	(7,130)	—	(3,107)
Billings in excess of contract revenues	(615)	1,359	—	—	744

Net cash flows from operating activities	18,569	4,049	(13,611)	—	9,007
Investing Activities
Purchases of property and equipment	(9,727)	(638)	—	—	(10,365)
Proceeds from dispositions of property and equipment	388	—	—	—	388
Distributions from joint venture	(84)	—	—	—	(84)
Principal payments (receipts) on direct financing leases	—	4,067	(4,067)	—	—
Payments (receipts) on note with affiliate	—	516	(516)	—	—

Net cash flows from investing activities	(9,423)	3,945	(4,583)	—	(10,061)
Financing Activities
Repayments of long-term debt	—	—	(4,500)	—	(4,500)
Borrowing (repayments) of revolving loans, net	—	—	5,000	—	5,000
Principal receipts (payments) on capital leases	4,067	(5,910)	1,843	—	—
Net change in accounts with affiliates	(13,024)	(2,806)	15,830	—	—
Treasury stock activity, net	—	—	(3)	—	(3)
Repayment on notes receivable from stockholders	—	—	24	—	24
Dividends	360	(1,800)	1,440	—	—
Contributions from partners	—	1,440	(1,440)	—	—

Net cash flows from financing activities	(8,597)	(9,076)	18,194	—	521

Net change in cash and equivalents	549	(1,082)	—	—	(533)
Cash and equivalents at beginning of year	284	1,249	—	—	1,533

Cash and equivalents at end of year	$833	$167	$—	$—	$1,000

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income (loss)	$16,626	$(355)	$7,583	$(16,271)	$7,583
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	6,114	2,261	410	—	8,785
Earnings of subsidiaries and joint ventures	391	—	(16,626)	16,410	175
Minority interests	—	—	—	(139)	(139)
Deferred income taxes	(766)	(183)	(430)	—	(1,379)
(Gain) loss on dispositions of property and equipment	(315)	92	—	—	(223)
Other, net	766	—	(310)	—	456
Changes in assets and liabilities:
Accounts receivable	2,432	1,582	—	—	4,014
Contract revenues in excess of billings	(2,753)	1,343	—	—	(1,410)
Inventories	(2,955)	(88)	—	—	(3,043)
Prepaid expenses and other current assets	(2,221)	(345)	1,946	—	(620)
Accounts payable and accrued expenses	(4,119)	(1,755)	(2,057)	—	(7,931)
Billings in excess of contract revenues	3,470	881	—	—	4,351

Net cash flows from operating activities	16,670	3,433	(9,484)	—	10,619
Investing Activities
Purchases of property and equipment	(7,281)	(2,222)	—	—	(9,503)
Dispositions of property and equipment	309	—	—	—	309
Investments in and distributions from joint ventures	3,589	—	—	—	3,589
Distributions to minority interests	—	—	—	(1,730)	(1,730)
Principal payments (receipts) on direct financing leases	—	3,509	(3,509)	—	—
Payments (receipts) on note with affiliate	—	516	(516)	—	—

Net cash flows from investing activities	(3,383)	1,803	(4,025)	(1,730)	(7,335)
Financing Activities
Repayments of long-term debt	—	—	(1,250)	—	(1,250)
Principal receipts (payments) on capital leases	—	(5,901)	5,901	—	—
Net change in accounts with affiliates	(18,941)	9,539	9,402	—	—
Treasury stock activity, net	—	—	(544)	—	(544)
Dividends	5,670	(7,400)	—	1,730	—

Net cash flows from financing activities	(13,271)	(3,762)	13,509	1,730	(1,794)

Net increase in cash and equivalents	16	1,474	—	—	1,490
Cash and equivalents at beginning of period	490	268	—	—	758

Cash and equivalents at end of period	$506	$1,742	$—	$—	$2,248

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

    The components of costs of contract revenues are labor, equipment (including depreciation, insurance, fuel, maintenance and supplies), subcontracts, rentals, lease expense and project overhead. Hourly labor is generally hired on a project basis and laid-off upon completion of the project. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized. Generally, capital projects have the lowest costs of contract revenues as a percent of contract revenues and beach nourishment have the highest. Of capital work, domestic projects typically have lower costs of contract revenues than foreign projects.

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

Results of Operations

    The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three and nine-month periods ended September 30, 2000 and 1999:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(86.4)	(79.9)	(84.7)	(81.2)

Gross profit	13.6	20.1	15.3	18.8
General and administrative expenses	(6.4)	(6.8)	(6.2)	(6.6)

Operating income	7.2	13.3	9.1	12.2
Interest expense, net	(6.0)	(6.0)	(5.5)	(6.0)
Equity in earnings of joint ventures	—	0.1	—	(0.1)

Income before income taxes and minority interests	1.2	7.4	3.6	6.1
Provision for income tax	(0.8)	(3.2)	(1.7)	(2.8)
Minority interests	0.7	(0.5)	(0.1)	0.1

Net income	1.1%	3.7%	1.8%	3.4%

EBITDA	11.2%	17.1%	12.9%	16.0%

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

Components of Contract Revenues

    The following table sets forth, by type of work, the Company's contract revenues for the three and nine-month periods ended and backlog as of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues (in thousands)
Capital — U.S.	$48,076	$45,936	$129,336	$107,369
Capital — foreign	15,251	4,320	56,130	23,290
Maintenance	17,092	18,939	57,872	63,840
Beach	711	6,839	12,162	31,795

	$81,130	$76,034	$255,500	$226,294

	September 30,
	2000	1999
Backlog (in thousands)
Capital — U.S.	$125,423	$176,984
Capital — foreign	71,650	22,761
Maintenance	8,583	20,585
Beach	26,060	13,234

	$231,716	$233,564

    Third quarter 2000 revenues were $81.1 million, which was down from the preceding two quarters, but exceeded the 1999 third quarter revenues of $76.0 million. Revenues for the nine months ended September 30, 2000 were $255.5 million compared to $226.3 million for the same period of 1999, an increase of 12.9%. Gross profit of $11.0 million for the third quarter of 2000 was down 27.7% from the third quarter of 1999, while gross profit for the nine months of 2000 declined from the comparable 1999 level by 8.0%. Although revenues have increased in 2000, gross profit continues to be impacted by the higher level of revenues from foreign projects, which are traditionally performed at lower margins than domestic projects. Additionally, a provision for loss was established in the first quarter for the Company's joint venture project in Egypt, which had experienced problems due to the existence of harder materials than contemplated by the contract estimate. This project was completed in the third quarter of 2000. The third quarter also included the results of certain domestic projects which operated below margin levels experienced in recent years due to competitive pricing pressures experienced in the bid market in the first two quarters of 2000.

    The year to date growth in 2000 revenues continues to be attributable to both domestic and foreign capital dredging projects. Revenues from domestic capital projects increased for the three and nine month periods of 2000 by $2.1 million and $22.0 million, respectively, over the same periods of 1999. Revenues from foreign capital projects also increased for the three and nine month periods of 2000 by $10.9 million and $32.8 million, respectively, over the same periods of 1999.

    Capital projects include large port deepenings and other infrastructure projects. The domestic capital dredging market has been expanding since 1998, with the announcement by the Army Corps of

Engineers ("Corps") of Deep Port work to be completed through 2005, with a value in excess of $2.0 billion. Since this announcement, twenty-one projects, with a total revenue value of $568.1 million, have been let for bid through the third quarter of 2000. The Company was the low bidder on ten of these projects, with a value of $330.3 million, representing 58% of the total let for bid. The Company's cumulative market share of deep port projects let for bid over the last five years was 66%. The Company's bid market share of total U.S. capital projects (including deep port projects) was 47% in 1999 and 45% through the first nine months of 2000.

    During this quarter, significant contract revenues from domestic capital projects included $8.6 million, $7.8 million, $6.2 million and $6.1 million from channel deepening projects in Houston, San Juan, Los Angeles and Charleston, respectively. Additionally, the foreign capital project in Ghana contributed $11.9 million to third quarter revenues.

    Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Revenues from maintenance projects for the three and nine month periods ended September 30, 2000 decreased $1.8 million and $6.0 million, respectively, over the same periods of 1999. Maintenance revenues through the third quarter continued to be lower than 1999 levels as a result of reduced Mississippi River dredging requirements, due to lower than normal precipitation in the Midwest.

    Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion. Third quarter and year to date 2000 revenues from beach projects decreased $6.1 million and $19.6 million, respectively, compared to the same periods of 1999. The reduced revenue levels continue to reflect the state of the beach market in 2000, which has been impacted by the postponement of some key projects by the project owners, resulting in fewer projects being let for bid during the first half of the year.

    Third quarter 2000 and year to date revenues of the Company's NATCO hopper dredging subsidiary decreased $1.8 million and $4.9 million, respectively, in comparison to 1999, due primarily to the reduction in maintenance and beach work. However, NATCO's operating margins for the year to date 2000 period have increased over the same 1999 period, due to changes in requirements on two Corps projects in 1999 which adversely impacted their profitability. Claims have subsequently been submitted to the Corps based on the changed conditions of these projects. Partial payment was received on these claims in the third quarter of 2000 and we expect to receive a portion of the remaining amounts in the fourth quarter. Despite the overall improvement in NATCO's year to date 2000 margins, NATCO's margins in the third quarter of 2000 were lower than the third quarter of 1999, reflecting performance on a couple of projects which were recently bid at reduced margins, due to competitive pricing pressures in the market.

    As mentioned previously, contract revenues from foreign operations for the three and nine months ended September 30, 2000 increased $10.9 million and $32.8 million, respectively, compared to the same periods of 1999, due to the performance on key projects in Egypt; Bangladesh; Ghana, West Africa; and Dabhol, India.

Backlog

    The Company's contract backlog represents management's current estimate of the revenues which will be realized under the portion of the contracts remaining to be performed. Such estimates are subject to fluctuations based upon the amount of material actually dredged, as well as factors affecting the time required to complete the job. In addition, because substantially all of the Company's backlog relates to government contracts, the Company's backlog can be canceled at any time without penalty. However, the Company will recover actual committed costs and profit on work performed up to the date of cancellation. Consequently, backlog is not necessarily indicative of future revenues. The

Company's backlog includes only those projects for which the customer has provided an executed contract.

    As of September 30, 2000, the Company had backlog of $231.7 million, which is comparable to backlog at September 30, 1999 of $233.6 million and reflects substantial improvement over backlog at June 30, 2000 of $172.6 million. The domestic bidding market accelerated in the third quarter of 2000, providing $269 million of bidding opportunities compared to only $190 million through the first six months of the year. During the quarter, the Company was the low bidder on work valued at $168 million, or 62% of the work let for bid during the period. This represents a significant change in the market as compared to the first half of 2000 when deep port and beach projects were postponed, resulting in aggressive bidding on the projects that were let for bid. Compounding the problem was the decline in the maintenance market from historical levels due to lower precipitation, which led to reduced Mississippi River dredging requirements. The strong bid market in the third quarter, however, restored the market to 1998 and 1999 levels. Additionally, the significant increase in bidding activity in the third quarter led to more favorable pricing and improved margins in the Company's backlog.

    Domestic capital projects make up $125.4 million or 54.1% of the September 30, 2000 backlog. This includes work remaining on significant deep port capital projects in San Juan, Charleston, Long Beach, as well as additional work valued at $80.6 million relating to new projects in Wilmington and Baltimore. The majority of foreign capital project backlog is attributable to the projects in Ghana and India.

    The beach market also saw improvement in the third quarter as a number of the beach nourishment projects which were postponed during the first half of the year due to administrative and funding delays, were subsequently let for bid. Projects valued at over $60 million were let for bid during the third quarter, and the Company added over $24 million to backlog for beach work. According to recent schedules provided by the Corps, additional beach projects, which the Company estimates are valued at approximately $90 million, remain scheduled for fourth quarter bids.

Results of Operations

    Contract Revenues.  Contract revenues were $81.1 million in the third quarter of 2000, an increase of 6.7%, from revenues of $76.0 million in the third quarter of 1999. For the nine months ended September 30, 2000, revenues increased 12.9% to $255.5 million from $226.3 million for the same period of 1999. The increase in 2000 third quarter and year to date revenues continues to be due to the high volume of domestic and foreign capital dredging projects, as well as high levels of equipment utilization due to favorable weather in the first quarter and improved mechanical equipment efficiency throughout the first half of the year.

    Costs of Contract Revenues.  Costs of contract revenues for the three months ended September 30, 2000 increased $9.3 million, or 15.4%, over the three months ended September 30, 1999. For the nine months ended September 30, 2000, costs of contract revenues increased $32.6 million, or 17.8%, over the same period of 1999. The increase in costs of contract revenues for the 2000 periods is a result of increased revenues. As a percentage of contract revenues, costs of contract revenues were 84.7% for the first three quarters of 2000 compared to 81.2% in the same 1999 period. Generally, contract margins continued to be strong through the first half of 2000 due to the favorable mix of higher margin domestic capital projects; however, this was offset by poor performance on the foreign joint venture project in Egypt, as well as anticipated lower margins on an increasing volume of foreign work in Ghana and India. Additionally, the third quarter was impacted by certain domestic projects which operated below margin levels of 1999 due to competitive pricing pressures in the bid market through the first half of the year.

    Gross Profit.  Gross profit was $11.0 million for the three months ended September 30, 2000, a decrease of $4.2 million or 27.7% over the three months ended September 30, 1999. For the nine months ended September 30, 2000, gross profit decreased $3.4 million or 8.0% over gross profit for the same period of 1999. The decline in 2000 was attributable to project mix, reflecting the increased proportion of lower margin foreign work and the reduced margins obtained on certain domestic projects.

    General and Administrative Expenses.  General and administrative expenses increased $0.9 million for the nine month period ended September 30, 2000, consistent with the overall growth in operations. Expenses for the 2000 and 1999 third quarters were essentially comparable.

    Operating Income.  Operating income was $5.8 million for the three months ended September 30, 2000, a decrease of $4.3 million compared to the three months ended September 30, 1999. For the nine months ended September 30, 2000, operating income declined $4.3 million, or 15.6% from the same period of 1999. The decline in 2000 continues to be a result of the project mix, with an increasing volume lower margin work.

    EBITDA.  EBITDA decreased $3.9 million or 30.1% to $9.1 million for the three months ended September 30, 2000 from $13.0 million for the three months ended September 30, 1999. EBITDA for the nine months ended September 30, 2000 was $32.9 million, a decrease of $3.5 million over the same period of 1999. The decrease in the 2000 third quarter and year to date levels was due to the increased volume of lower margin work performed during the period.

    Interest Expense, Net.  Net interest expense increased 7.2% and 3.4% for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods for 1999. The Company has reduced senior debt to $44.5 million at September 30, 2000 from $53.8 million at September 30, 1999; however, this has been offset by increasing interest rates, resulting in slightly higher interest expense in 2000.

    Equity in Earnings (Loss) of Joint Ventures.  Equity in earnings of joint ventures was a loss of $0.1 million and $0.2 million for the nine months ended September 30, 2000 and 1999, respectively. The third quarter resulted in nominal levels of income in both years due to the normal seasonality of Amboy's revenues. However, the year to date losses for 2000 and 1999 reflect the ongoing reduction in demand for Amboy's products, which is expected to continue in the foreseeable future.

    Income Tax Expense.  Income tax expense for the three and nine month periods ended September 30, 2000 decreased $1.8 million and $2.1 million, respectively, due to decreased earnings in 2000. The effective tax rate for the nine month periods was relatively comparable at 47.0% and 46.4% for 2000 and 1999, respectively.

    Minority Interests.  For the three months ended September 30, 2000, the loss attributable to minority interests was $0.5, compared to income of $0.4 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, earnings attributable to minority interests was $0.2 million compared to a loss of $0.1 million for the same 1999 period. The loss during the third quarter of 2000, which impacts the year to date income amount, was due to work performed during the third quarter by the NATCO hopper dredging operations at lower than typical margins due to the competitive pricing pressures at the time the work was bid.

    Net Income.  Net income was $0.9 million for the three months ended September 30, 2000 compared to $2.8 million for the three months ended September 30, 1999, a decrease of 68.2%. Through September 30, 2000, net income was $4.7 million, compared to $7.6 million for the first nine months of 1999. The 2000 decrease reflects the reduced margins resulting from the mix of projects performed during the period.

Liquidity and Capital Resources

    The Company's primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit with the Company's senior lenders. The Company's primary uses of cash are funding working capital, capital expenditures and debt service.

    The Company generated net cash flows from operating activities for the nine months ended September 30, 2000 and 1999 of $9.0 million and $10.6 million, respectively. The reduction in cash flows from operating activities for the 2000 period was due primarily to an increase in working capital related to normal fluctuations in working capital requirements.

    The Company's net cash used in investing activities for the nine months ended September 30, 2000 and 1999, totaled $10.1 million and $7.3 million, respectively. The use of cash for investing activities generally relates to capital expenditures, which have been higher in 2000. In the first half of 1999, capital expenditures were offset by distributions of $2.8 million received from Riovia and a distribution of earnings from Amboy of $0.8 million. Additionally, funds were used in 1999 to make distributions of $1.7 million to minority interests related to 1998 earnings. In the first quarter of 2000, a distribution of $0.4 million was due to the minority interests, relating to the 1999 earnings of North American. However, this distribution was retained and reinvested in NATCO; therefore, no cash has been paid out for distributions to minority interests in 2000.

    The Company's net cash flows from financing activities for the nine months ended September 30, 2000 and 1999 were a source of $0.5 million and a use of $1.8 million, respectively. The cash flows generated in the 2000 period were primarily a result of net borrowings on the revolver of $5.0 million, necessary to fund the increase in working capital throughout the period, offset by scheduled repayments of the term debt totaling $4.5 million. The 1999 period reflects the use of cash necessary to repurchase a portion of the Company's shares from a former officer, along with scheduled repayments of the term debt.

    On July 13, 2000, the Company's backhoe dredge New York, one of 25 dredges the Company operates, suffered a fire. Repairs have been underway throughout the quarter and are substantially complete. Although the dredge has been out of service during this period, the damage is fully insured and the Company has been able to substitute alternative equipment for a portion of the dredge's scheduled work during the repair period. However, some portion of the dredge's scheduled work for 2000 is expected to be deferred to 2001.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    A portion of the Company's current operations are conducted outside of the U.S. In the nine month period ended September 30, 2000, approximately 22.0% of contract revenues was attributable to overseas operations. It is the Company's policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Forward currency exchange contracts, typically with durations of less than one year, are used to minimize the impact of foreign currency fluctuations on operations. The Company does not purchase forward exchange contracts for trading purposes. At September 30, 2000, the Company had outstanding foreign currency forward contracts with a notional value of $2.2 million, designated as a hedge of its foreign currency denominated tax liability. The Company expects that gains or losses on the foreign currency forward contracts should offset gains or losses on the underlying tax liability being hedged, such that the impact of a change in the exchange rate would be immaterial to the Company's earnings.

    A significant operating cost for the Company is diesel fuel. The Company uses fuel commodity forward contracts, typically with durations of twelve to eighteen months, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. At September 30, 2000, the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to work in backlog. If the market price of fuel were to increase or decrease, the Company anticipates that the resulting gain or loss in respect of fuel purchases related to work in backlog would be offset by the fuel arrangement. Therefore, changes in the market price of fuel would not have a material impact on future earnings.

    Changes in market interest rates from December 31, 1999 did not have a significant impact on the fair value of the Company's term and revolving bank debt or fixed rate debt at September 30, 2000.

Part II

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
27.01	Financial Data Schedule
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the third quarter of 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation
Date:	November 13, 2000	By:	/s/ DEBORAH A. WENSEL Deborah A. Wensel Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
2.01	Plan and Agreement of Merger dated as of August 19, 1998 between the Company and Great Lakes Dredge & Dock Acquisition, Inc.(1)
3.01	Restated Certificate of Incorporation of the Company.(1)
3.02	Bylaws of the Company.(1)
4.01	Indenture dated as of August 19, 1998 among the Company, the Subsidiary Guarantors and the Bank of New York, as Trustee.(1)
4.02	Form of 11 1/4% Senior Subordinated Note due 2008 (included in Exhibit 4.01).(1)
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

(4)
Filed herewith.

QuickLinks

INDEX
Part I — Financial Information
Great Lakes Dredge & Dock Corporation and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except share and per share amounts)
Great Lakes Dredge & Dock Corporation and Subsidiaries Condensed Consolidated Statements of Income (Unaudited) (in thousands)
Great Lakes Dredge & Dock Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (in thousands)
  Part II
SIGNATURE
EXHIBIT INDEX