Form 10-K
period 2000-12-31
GREAT LAKES DREDGE & DOCK CORP
filed 2001-03-21
CIK 885538

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of the registrant is $139,800 based on a price of $1.00/share.

    As of March 16, 2001, there were outstanding 1,538,800 shares of Class A Common Stock, 3,363,900 shares of Class B Common Stock, and 44,675 shares of Preferred Stock.

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

Operations

    Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replacement of soil, sand or rock. The U.S. dredging market consists of three primary types of work: Capital, Maintenance and Beach Nourishment, in which activities the Company achieved a combined U.S. market share of the projects on which it bids ("bid market") of 37% and 44% in 2000 and 1999, respectively. In addition, the Company is the only U.S. dredging contractor with significant international operations, which averaged 17% of its contract revenues over the last three years. The Company's fleet of 28 dredges, 31 material transportation barges, three drillboats, and 163 other specialized support vessels is the largest and most diverse fleet in the U.S. The Company believes its fleet would cost in excess of $750 million to build.

    Over its 110-year life, the Company has grown to be the leader in each of its business activities in the U.S. The Company's three principal dredging activities are:

  •
  Capital—U.S. and Foreign  (approximately 69% of 2000 contract revenues). Capital dredging projects are primarily port expansion projects, which involve deepening channels to allow larger, deeper draft ships and providing land fill for building additional port facilities, thereby enhancing port profitability and competitiveness. The U.S. capital market includes "Deep Port" projects authorized under the 1986 Water Resource Development Act ("WRDA") as amended and supplemented, most recently in December 2000. WRDA initially authorized the deepening of 39 ports and has subsequently authorized additional port deepening projects and modified previously authorized projects.

    In 1997, the U.S. Army Corps of Engineers (the "Corps") announced Deep Port work to be completed through 2005, with a value in excess of $2.0 billion. Since this announcement, 22 projects, with a total revenue value of approximately $646 million, had been let for bid through the end of 2000. The Company was low bidder on ten of these projects, with a value of $330 million, representing 51% of the total let for bid. The Company's cumulative market share of Deep Port projects let for bid over the last five years was 60%. Capital projects also include land reclamations, trench digging, and other construction related dredging. The Company's bid market share of total U.S. capital projects (including Deep Port projects) was 35% and 47% in 2000 and 1999, respectively. Foreign capital projects, typically related to channel deepening and port infrastructure development, represented approximately 21% of the Company's 2000 contract revenues.

  •
  Maintenance  (approximately 21% of 2000 contract revenues). Maintenance dredging consists of the redredging of waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, active channels generally require maintenance dredging every one to three years. This creates a continuous source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. The Company's bid market share of U.S. maintenance projects was 27% and 43% in 2000 and 1999, respectively.

  •
  Beach Nourishment  (approximately 10% of 2000 contract revenues). Beach nourishment dredging generally involves moving sand from the ocean floor to shoreline locations when erosion has progressed to a stage that threatens substantial shoreline assets. The Company's 2000 and 1999 bid market share of U.S. beach nourishment projects was 53% and 22%, respectively.

    The Company believes that it benefits from a number of favorable trends in the U.S. dredging market:

  •
  Deep Port capital projects. The average controlling depth of the ten largest U.S. ports, as measured by annual container volume, is 40.4 feet compared to 52.7 feet for the ten largest non-U.S. ports worldwide. Without significant deepening efforts, most major U.S. ports risk being unable to accommodate larger cargo vessels, which renders them less competitive with deeper ports. The Corps has the primary responsibility for maintaining and improving the nation's waterways, ports and shorelines. Funding for announced projects has increased significantly during the past three years due to increased federal funding, authorized through the WRDA legislation, and increased cost sharing of capital projects by local governments.

  •
  Increasing need for beach nourishment. Beach erosion is a continuous problem and there is a growing awareness among state and local governments as to the importance of beachfront assets to the multi-billion dollar tourism industry. To date, a significant amount of funding has been allocated by local governments to restore and preserve eroding beachfront.

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

  •
  San Francisco airport. This mega-project continues to gain support and includes dredging and land reclamation valued in excess of $1 billion in order to expand the airport into the San Francisco Bay. The San Francisco Airport Commission is in the process of finalizing their selection for engineering consultants for the project.

  •
  Reduction in the Corps' fleet. The Corps, which historically has performed a significant amount of domestic maintenance dredging projects, has substantially reduced its fleet from its height of 42 dredges in 1976 to 12 dredges currently, of which only its four hopper dredges compete directly with the Company. The Corps idled the largest of these hopper dredges in 1998 and maintains plans to idle the remaining three, as long as industry is able to respond in a timely manner. Thus, as a result of these plans, there is an increasing amount of maintenance work available to be performed by the private dredging industry.

Competitive Strengths

    The Company possesses a number of competitive strengths that have allowed it to develop and maintain its leading position within the dredging industry.

  •
  Flexible portfolio of assets. The Company operates the largest and most diverse dredging fleet in the U.S. The size, versatility and technical capabilities of the fleet improves the Company's competitiveness as it generally permits the Company to select the most efficient equipment for a particular job. To maintain the value and effectiveness of its fleet, the Company emphasizes proactive maintenance that results in less downtime, increased profitability, enhanced vessel life and relatively low capital expenditure requirements.

  •
  Favorable competitive dynamic. The Company benefits from significant advantages relative to both existing and potential competitors, including (i) the requirements of the Dredging Act of 1906 and the Jones Act of 1920, which effectively prohibit foreign dredges and foreign-owned dredging companies from competing in the U.S.; (ii) its being one of four dredging companies that it believes are independently able to obtain performance bonds in an amount greater than $50 million; (iii) the relatively high capital cost associated with the construction of a new dredge, which the Company estimates at between $18 to $50 million, which effectively limits new entrants in the dredging industry; and (iv) the Company's reputation for quality and customer service built up over its 110-year operating history, during which time it has never failed to complete a project.

  •
  Specialized capability in capital projects. The Company has also been a leader in capital dredging, which generally requires specialized engineering expertise, specific combinations of equipment and experience in performing complex projects. The Company believes its extensive experience on complex projects significantly enhances its ability to profitably bid and complete these contracts.

Business Strategy

    The Company's strategy is to continue to profitably grow contract revenues and cash flow and strengthen its competitive position worldwide through providing services at the highest quality and safest means possible, while utilizing the most efficient equipment and technologically advanced methods. The principal elements of this strategy include:

  •
  Continued growth in domestic markets. The Company expects to strengthen its domestic leadership position by leveraging (i) the size, diversity and technical capabilities of its fleet, (ii) its industry-leading operating experience, (iii) its engineering expertise, and (iv) its efficient and safe project management practices.

  •
  Enhanced operating capabilities. During the last few years, the Company has acquired several key pieces of equipment which will further enhance its capabilities by providing additional tools for capital projects and strengthening its ability to perform maintenance and beach nourishment projects. These acquisitions include:

  –
  certain hydraulic dredging assets, including the dredge "Texas", which were acquired from T.L. James Dredging Company, a former competitor, in August 1998. In 2000, the Company made improvements to increase the dredge Texas' cutter power, making it the most powerful cutter dredge in the U.S., capable of handling rock work expected in certain of the upcoming port deepening projects.

  –
  the dredge "New York", a newly-built backhoe dredge, which the Company took delivery of in July 1999 under a long-term lease. The New York has performed successfully on the Kill Van Kull channel deepening in New York, and is expected to enhance the Company's ability to compete for and execute future Deep Port projects. The New York will be working on the Wilmington, North Carolina and San Juan, Puerto Rico channel deepening projects in 2001.

  –
  the drillboat, "Apache" which was constructed by the Company in 2000. The Apache has increased drilling efficiency and capacity and is capable of working in offshore conditions, the only drillboat of its type in use in U.S. waters.

  –
  a new 5,000 cubic meter hopper dredge (the "Liberty Island") to accommodate anticipated growth in domestic hopper dredging attributable to the reduction of the Corps' hopper fleet, additional Deep Port work and related maintenance dredging, potential increased beach nourishment work, and the aging of the industry's hopper fleet. The Company secured construction and long-term lease financing in the fourth quarter of 1999. The new dredge is expected to be delivered by the end of 2001.

  •
  Foreign market growth. Since the early 1990's, consolidation among certain foreign competitors, together with an increase in foreign governments' port infrastructure investments, have resulted in new overseas dredging opportunities for Great Lakes. The Company intends to continue to selectively pursue international opportunities that offer it the potential to increase the utilization of its asset base, to leverage its project management capabilities and to expand its non-U.S. dredging market share.

  •
  Management development and reward. Great Lakes has a young management team with a vast amount of experience in the dredging industry. Great Lakes is committed to providing additional opportunities for challenge and responsibility to motivate management. Certain members of management own approximately 14% of the Company's outstanding common equity, which directly rewards the individuals through the success of the Company.

Customers

    The dredging industry's customers include federal, state, and local governments, foreign governments, and both domestic and foreign private concerns such as utilities and oil companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. There are generally few economical substitutes that customers can use for dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2000, approximately 67% of the Company's contract revenues were earned from contracts with federal government agencies or companies operating under contracts with federal government agencies.

    Foreign governments are the primary dredging customers in international markets, generally for Capital projects relating to infrastructure development. Approximately 21% of the Company's 2000 contract revenues were earned from contracts with foreign governments or companies operating under contracts with foreign governments.

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

    Substantially all of the Company's contracts are competitively bid. However, some government contracts are awarded by a sole source procurement process through negotiation between the contractor and the government. Prior to negotiations, the contractor submits a proposal and cost and pricing data to the government. Under such contracts, the government has the right, after award and/or completion of the contract, to audit the contractor's books and records, including the proposal and data available to the contractor during negotiations, to ensure compliance with the contract and applicable federal legislation, rules and regulations. The government may seek a price adjustment based on the results of such audit. The Corps has recently bid certain projects through a "request for proposal" (RFP) process. The RFP process is likely to be advantageous for the Company, as it allows the project award to be based on technical capability, as well as price.

    Great Lakes has operated for over 110 years and maintains an extensive historical database of dredging production records from its own and its competitors' activities and past bidding results. Prior production records help the Company predict sediment composition and optimum equipment requirements. Management believes that its extensive database and its accumulated estimating and bidding expertise allow the Company to be more accurate than its competitors in predicting dredging cost prior to bidding for contracts.

Bonding and Foreign Project Guarantees

    For most domestic projects and some foreign projects, dredging service providers are required to obtain three types of bonds, which are typically provided by large insurance companies. A bid bond is required to serve as a guarantee that if a service provider's bid is chosen, the service provider will sign the contract. The amount of the bond is typically 20% of the service provider's bid, up to a maximum bond of $3.0 million. After a contract is signed, the bid bond is replaced by a performance bond, the purpose of which is to guarantee that the job will be completed. A performance bond typically covers

100% of the contract value with no maximum bond amounts. If the service provider fails to complete a job, the bonding company assumes such obligation and pays to complete the job, generally by using the equipment of the defaulting company. A company's ability to obtain performance bonds with respect to a particular contract depends upon the size of the contract, as well as the size of the service provider and its financial position. A payment bond is also required to protect the service provider's suppliers and subcontractors in the event that the service provider cannot make timely payments. Payment bonds are generally written at 100% of the contract value.

    Great Lakes' projects had been bonded by Reliance Surety Company ("Reliance") until mid-2000, at which time Travelers Property Casualty ("Travelers") purchased the surety business of Reliance. The Company has never experienced difficulty in obtaining bonding from Reliance for any of its projects and expects this good relationship to continue with Travelers, a major surety provider. If the Company were to fail to complete a project, the bond provider would be required to either (i) permit the customer to complete the job and reimburse the customer for the cost of completion or (ii) complete the defaulted contract utilizing the Company's equipment and labor force or a third party service provider. In the event the bonding company were to complete the defaulted contract, it would be entitled to be paid the contract price directly by the customer. Additionally, the bonding company would be entitled to be paid by the Company for any costs incurred in excess of the contract price.

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

Competitive Environment

    The U.S. dredging industry is highly fragmented but has experienced significant consolidation in recent years. Approximately 180 entities in the U.S. presently operate more than 600 dredges, most of which are smaller and service the inland, as opposed to coastal, waterways and therefore, do not compete with Great Lakes. Competition in the Company's market is determined primarily on the basis of price, and competition is often limited by the size of the job, equipment requirements, bonding requirements, certification requirements, or government regulations. Currently, Great Lakes and three competitors are the only dredging companies which independently bid on jobs with values in excess of $50.0 million.

    Until very recently, most dredging competitors concentrated their efforts in certain regions and operated only one type of dredge. Regional concentrations do not allow these competitors to respond to opportunities in other regions or to diversify their risks in the event of a temporary decline in the market in their area. A company with a variety of equipment, such as Great Lakes, is better able to respond to changes in demand for certain types of dredges and can select the most suitable equipment for any particular project, minimizing its project completion cost. Additionally, Great Lakes, with its extensive fleet and engineering expertise, can readily meet applicable certification, government and bonding requirements. In the last three years, consolidation within the domestic dredging market has allowed certain competitors to obtain additional dredging assets, which has enabled them to expand operations across regions, and bid more competitively. This is apparent in the Deep Port bid market in which Great Lakes' market share, while still strong, has declined since 1998 due to the more aggressive competition presented by these entities.

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

    The Company is committed to preventive maintenance, which it believes is reflected in the long lives of most if its equipment and its low level of downtime on jobs. Effective January 1, 1999, the Company increased the estimated useful lives of certain operating equipment to better reflect the period over which the Company anticipates utilizing this equipment with normal repairs and maintenance. The Company spent $25.9 million on maintenance in 2000, in addition to $14.1 million on capital expenditures.

    Great Lakes' domestic fleet is typically positioned on the East and West coasts with a smaller number of vessels on the Gulf of Mexico and on inland rivers. The mobility of the Company's fleet enables Great Lakes to move equipment in response to changes in demand. The Company believes that, on average, its dredge equipment capacity utilization based on actual operating time is among the highest in the industry. Great Lakes' fleet includes assets currently positioned internationally in the Middle East, India, Africa, the Caribbean and Central America.

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

Employees

    Currently, the Company employs approximately 300 full-time salaried personnel, with additional hourly personnel, most of whom are unionized and hired on a project-by-project basis. During 2000, the Company employed an average of approximately 575 hourly personnel to meet project requirements. Crews are generally available for hire on relatively short notice.

    The Company is a party to more than twenty collective bargaining agreements that govern its relationships with its hourly personnel. Four primary agreements apply to more than ninety percent of such employees. The Company has not experienced any labor disputes in the past five years and believes it has good relationships with its significant unions; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

Joint Ventures

Amboy Aggregates

    The Company and a New Jersey aggregates company each own 50% of Amboy Aggregates ("Amboy"). Amboy was formed in December 1984 to mine sand from the entrance channel to the New York Harbor and to provide sand and aggregate for use in road and building construction. Great Lakes' dredging expertise and its partner's knowledge of the aggregate market formed the basis for the joint venture. The Company's investment in Amboy is accounted for using the equity method.

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

    Mining operations are performed pursuant to permits granted to Amboy by the federal government and the states of New York and New Jersey. In recent years, Amboy has failed to obtain approval for new permits to mine sand in new borrow areas. These new sources would have contained aggregate more closely meeting the specifications for concrete sand which would require less blending with other materials, thereby reducing the cost of the final product and improving margins. Despite these recent setbacks, Amboy continues to pursue other avenues for obtaining new permits, but it is likely that its current sand supply will continue to require additional blending, and hence additional costs, for the next few years. In 1999, Amboy partnered in a venture intended to provide a steady supply of grit, the material which is blended with its dredged aggregate. To date, this venture has performed poorly which has further impacted Amboy's performance. Amboy is also pursuing alternative uses for its current supply of sand in an effort to provide an additional earnings stream.

Argentine Joint Venture

    At December 31, 2000, Great Lakes had a 20% interest in Riovia S.A. ("Riovia"), a joint venture with four European dredging firms, to dredge the Rio Via channel linking Buenos Aires, Argentina and Montevideo, Uruguay which is important for shipping to Argentina and Uruguay. This venture was established in 1996, with six other partners originally, and has afforded Great Lakes the opportunity to work with these other international dredging companies to design, manage and execute this project. During 1999, upon completion of the capital works portion, Riovia entered into the maintenance phase of the dredging contract which is expected to continue until 2007. The Company currently accounts for its investment in Riovia at cost.

Item 2.—Properties

    Great Lakes' dredging fleet is the largest in the U.S. and one of the largest fleets in the world. The fleet consists of over 200 pieces of equipment, including the largest hopper fleet and most of the large hydraulic dredges in the U.S.

    The following table provides a listing of the Company's current fleet of equipment.

Type of Equipment	Quantity
Hydraulic Dredges	13
Hopper Dredges	7
Clamshell Dredges	8
Unloaders	1
Drill Boats	3
Dump Barges	22
Hopper Barges	9
Deck Barges	34
Other Barges	31
Booster Pumps	6
Tugs	10
Launches	29
Derricks	6
Cranes	13
Loaders/Dozers	13
Survey Boats	20

Total	225

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

    Annual rental expense for real estate and equipment leased by the Company during the year ended December 31, 2000 totaled $17.8 million, including other short-term rentals. See Note 13, "Lease Commitments" in the Notes to the Consolidated Financial Statements.

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

Item 4.—Submission of Matters to a Vote of Security Holders

    None.

Part II

Item 5.—Market for the Registrant's Common Equity and Related Stockholder Matters

    There is no established public offering market for the outstanding common equity of the Company. At December 31, 2000, Vectura Holding Company, LLC ("Vectura") owns approximately 85% of the outstanding common equity of the Company and certain members of the Company's management own in aggregate approximately 14% of the outstanding common equity of the Company. Vectura's membership interests are owned by 399 Venture Partners, Inc., an affiliate of Citicorp Venture Capital Ltd., and certain other investors.

    The ability of the Company to pay dividends is restricted by certain covenants contained in the Company's senior credit facility, as well as certain restrictions contained in the Company's indenture relating to its subordinated debt.

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

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(in millions)
Income Statement Data:
Contract revenues	$339.1	$302.3	$289.2	$258.3	$235.9
Costs of contract revenues	(281.7)	(244.8)	(240.6)	(228.4)	(208.7)

Gross profit	57.4	57.5	48.6	29.9	27.2
General and administrative expenses	(22.3)	(21.9)	(22.6)	(18.9)	(16.4)
Equity incentive plan and other compensation expenses	—	—	(8.2)	—	—
Recapitalization related expenses	—	—	(9.5)	—	—

Operating income	35.1	35.6	8.3	11.0	10.8
Interest expense, net	(18.6)	(18.1)	(9.9)	(6.0)	(6.0)
Equity in (loss) earnings of joint ventures	(0.8)	0.2	1.2	3.1	1.1

Income (loss) before income taxes, minority interests, discontinued operations and extraordinary item	15.7	17.7	(0.4)	8.1	5.9
Provision for income taxes	(7.4)	(8.5)	(0.7)	(2.6)	(2.4)
Minority interests	(1.0)	0.5	(2.7)	(1.7)	(0.4)

Income (loss) from continuing operations before extraordinary item	7.3	9.7	(3.8)	3.8	3.1
Discontinued operations, net of tax benefit	—	—	—	—	(1.1)
Extraordinary item, net of income tax benefit	—	—	(0.9)	—	—

Net income (loss)	$7.3	$9.7	$(4.7)	$3.8	$2.0

Other Data:
EBITDA	$47.8	$47.6	$22.2	$24.6	$24.7
Adjusted EBITDA (1)	47.8	47.6	39.9	24.6	24.7
Net cash flows from operating activites	17.5	25.3	20.2	13.6	24.7
Depreciation	12.7	12.0	13.9	13.6	13.9
Maintenance expenses	25.9	27.2	22.7	17.3	14.7
Capital expenditures	14.1	15.0	9.9	11.5	5.4

(1)
EBITDA in 1998 was adjusted for equity incentive plan and other compensation expenses ($8.2 million) and recapitalization related expenses ($9.5 million).

Balance Sheet Data:
Cash and cash equivalents	$1.1	$1.5	$0.8	$1.7	$1.9
Working capital	11.8	13.2	22.3	38.4	22.0
Total assets	248.7	241.4	235.1	245.6	222.1
Total debt	155.0	159.2	170.4	57.6	52.4
Total stockholders' equity (deficit)	(32.3)	(39.6)	(48.7)	78.2	74.4

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

Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    Great Lakes is the largest provider of dredging services in the United States. Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: Capital, Maintenance (including controlled disposal dredging) and Beach Nourishment, in which areas the Company has experienced an average combined bid market share in the U.S. of 46% over the past three years. In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which represented an average of 17% of its contract revenues over the past three years.

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

    In 2000, the Company's equity in losses of joint ventures relates to the Company's 50% ownership interest in Amboy. In 1998, equity in earnings of joint ventures also included earnings of $0.2 million, related to the Company's 17% interest in Riovia, in which the Company made an initial investment in 1996. Earnings for Riovia for the first three quarters of 1999 were insignificant. During 1999, Riovia entered into the maintenance phase of the dredging contract upon completion of the capital works portion. The Company has less involvement in the project operations going forward, and therefore, in the fourth quarter of 1999, the Company began accounting for its investment in Riovia at cost. The Company continues to account for its investment in Amboy using the equity method. In January 2000, the Company's interest in Riovia increased to 20%, as Great Lakes and four other venture partners bought out the interest of the sixth partner. The Company conducts certain hopper dredging activities, primarily maintenance and beach nourishment projects through the operation of NATCO Limited Partnership ("NATCO") and North American Trailing Company ("North American"). Minority interests reflects Ballast Nedam Group N.V.'s respective 25% and 20% interest in NATCO and North American.

Quarterly Results of Operations

    The following table sets forth the components of net income and EBITDA on a quarterly basis for the years ended December 31, 2000 and 1999.

	Quarter Ended
2000	March 31	June 30	Sept. 30	Dec. 31
	(in millions)
Contract revenues	$88.9	$85.5	$81.1	$83.6
Costs of contract revenues	(72.9)	(73.4)	(70.1)	(65.3)

Gross profit	16.0	12.1	11.0	18.3
General and administrative expenses	(5.3)	(5.2)	(5.2)	(6.5)

Operating income	10.7	6.9	5.8	11.8
Interest expense, net	(4.5)	(4.7)	(4.9)	(4.6)
Equity in (loss) earnings of joint ventures	(0.2)	—	0.1	(0.7)

Income before income taxes and minority interests	6.0	2.2	1.0	6.5
Provision for income taxes	(2.7)	(1.0)	(0.6)	(3.1)
Minority interests	(0.7)	—	0.5	(0.8)

Net income	$2.6	$1.2	$0.9	$2.6

EBITDA	$13.7	$10.1	$9.1	$14.9

	Quarter Ended
1999	March 31	June 30	Sept. 30	Dec. 31
	(in millions)
Contract revenues	$72.3	$78.0	$76.0	$76.0
Costs of contract revenues	(59.1)	(63.9)	(60.7)	(61.1)

Gross profit	13.2	14.1	15.3	14.9
General and administrative expenses	(4.9)	(4.8)	(5.2)	(7.0)

Operating income	8.3	9.3	10.1	7.9
Interest expense, net	(4.4)	(4.6)	(4.6)	(4.5)
Equity in (loss) earnings of joint ventures	(0.3)	—	0.1	0.4

Income before income taxes and minority interests	3.6	4.7	5.6	3.8
Provision for income taxes	(1.6)	(2.5)	(2.4)	(2.0)
Minority interests	0.2	0.4	(0.4)	0.3

Net income	$2.2	$2.6	$2.8	$2.1

EBITDA	$11.2	$12.2	$13.0	$11.2

Results of Operations—Fiscal Years

    The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the years ended December 31:

	2000	1999	1998
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(83.1)	(81.0)	(83.2)

Gross profit	16.9	19.0	16.8
General and administrative expenses	(6.6)	(7.2)	(7.8)
Equity incentive plan and other compensation expenses	—	—	(2.8)
Recapitalization related expenses	—	—	(3.3)

Operating income	10.3	11.8	2.9
Interest expense, net	(5.5)	(6.0)	(3.4)
Equity in (loss) earnings of joint ventures	(0.2)	—	0.4

Income (loss) before income taxes, minority interests, and extraordinary item	4.6	5.8	(0.1)
Provision for income taxes	(2.2)	(2.8)	(0.2)
Minority interests	(0.3)	0.2	(1.0)

Income (loss) from continuing operations before extraordinary item	2.1	3.2	(1.3)
Extraordinary item, net of applicable income tax benefit	—	—	(0.3)

Net income (loss)	2.1%	3.2%	(1.6)%

EBITDA	14.1%	15.7%	7.7%

Adjusted EBITDA (1)	14.1%	15.7%	13.8%

(1)
EBITDA for 1998 has been adjusted for equity incentive plan and other compensation expenses and recapitalization related expenses.

Components of Contract Revenues and Backlog

    The following table sets forth, by type of work, the Company's contract revenues for the years ended and backlog as of December 31:

	2000	1999	1998
Revenues
Capital — U.S.	$161,316	$152,918	$88,662
Capital — foreign	71,752	30,695	57,591
Beach nourishment	33,242	40,522	80,947
Maintenance	72,744	78,154	62,012

	$339,054	$302,289	$289,212

Backlog
Capital — U.S.	$100,218	$136,114	$148,979
Capital — foreign	62,571	100,061	33,937
Beach nourishment	31,057	8,256	19,328
Maintenance	4,429	22,644	32,992

	$198,275	$267,075	$235,236

    The Company's overall growth in 2000 revenues is the result of increased U.S. and foreign capital work, relating to the Deep Port projects and specific international projects in Ghana and India. Fourth quarter 2000 revenues of $83.6 million increased 10.0% from fourth quarter 1999 revenues of $76.0 million, which was primarily attributable to a very strong third quarter bidding market. Fourth quarter 2000 gross profit increased by 22.8% compared to the same period of 1999, due to the higher revenue level and from the mix of projects performed during the quarter, which included more beach nourishment work at higher margins.

    Domestic capital dredging project revenues increased $8.4 million or 5.5% in 2000, when compared to 1999 revenues. Capital projects include large port deepenings and other infrastructure projects. Due to the significant volume of capital projects announced and bid in 1999 and 2000, the Company has allocated more of its resources to these higher margin projects.

    In 2000, contract revenues from capital projects included $19.5 million generated from a large project in Los Angeles, which began work in 1997, and $26.9 million for the Houston Deep Port project, which was awarded in 1998. Jobs awarded in 1999 related to Deep Port work in San Juan, Charleston, and New York generated 2000 contract revenues of $18.8 million, $16.4 million, and $10.7 million, respectively. Additionally, two Deep Port projects in Wilmington, which were awarded in the third quarter of 2000, contributed $11.8 million to 2000 contract revenues.

    Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion. Year to date 2000 revenues from beach projects decreased $7.3 million or 18.0%, compared to 1999. This decrease continued to be primarily a result of the deferral of some key projects by the customers, so that fewer projects were let for bid than in prior years. Despite the overall decline, the bid market for beach work improved dramatically in the third and fourth quarters of 2000 when $70 million of new projects were bid. The Company expects to see additional growth in beach nourishment projects over the next few years due to growing awareness of the importance of the tourism revenue to the local economies. Several projects contributed to 2000's beach revenues, including beach nourishment projects in Brevard, Florida; Tybee Island, Georgia; and Egg Harbor/Peck Beach, New Jersey, which contributed revenues of $11.4 million, $6.5 million, and $7.3 million, respectively.

    Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Revenues from maintenance projects for the year ended December 31, 2000 decreased $5.4 million or 6.9%, over 1999. The 2000 maintenance market saw a decline over prior years due to lower than typical precipitation levels in the Midwest, which affects the Mississippi River schoaling and dredging from St. Louis south to the Gulf. Significant maintenance revenues in 2000 were related to projects in Morehead/Wilmington, North Carolina; South Pass, Louisiana; and Mississippi/Memphis river rentals, which generated revenues of $6.9 million, $10.0 million, and $11.6 million, respectively.

    Revenues of the Company's NATCO hopper dredging subsidiary for 2000 approximated 1999 levels; however, margins improved by $1.0 million, or 9.5% due to receipt of claim revenue on the Long Beach project, which was substantially performed in 1999 and 2000. This project had experienced performance problems in its early stages since NATCO encountered more compacted material than was included in the specifications provided by the Corps. The Company expects NATCO's utilization in 2001 to be comparable to levels experienced in 2000. However, the hopper market is expected to continue to be highly competitive, with pricing being impacted by increased restrictions imposed by environmental windows coupled with the decline in emergency dredging opportunities on the Mississippi.

    Revenues from foreign operations in 2000 increased $41.1 million or 133.8% compared to 1999. Key foreign projects that contributed to 2000 revenues include the Company's joint venture project in Egypt, which began in the first quarter of 1999 and was completed in mid-2000, a project in Dabhol, India, which began in the third quarter of 1999 and will continue into 2001, and a long-term project in Ghana, West Africa, which began in the first quarter of 2000 and is expected to be completed in 2003. These projects contributed revenue of $10.2 million, $22.7 million, and $29.0 million, respectively, during 2000.

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

    Backlog at December 31, 2000 of $198.3 million, while still strong from a historical perspective, declined 25.8% from the record year-end backlog level of $267.1 million at December 31, 1999. This decline in backlog reflects the overall dynamics of the 2000 bid market, which included three quarters of intensely competitive bidding and one quarter that accounted for more than fifty percent of the total bids for the year, rather than a more orderly flow of bidding opportunities.

    The strength in backlog continues to be in the capital work. The Deep Port and foreign markets have continued to provide numerous and attractive project opportunities, which is expected to continue into 2001, as a result of updates to the WRDA legislation approving and authorizing additional Deep Port work and the expected commencement of certain significant foreign projects, particularly in the Middle East. At December 31, 2000, the Company had been low bidder on additional work valued at $32.5 million which was still pending award, and therefore excluded from backlog.

    Additional significant revenues in backlog at December 31, 2000 relate to two capital projects in Wilmington for $54.0 million, and capital projects in San Juan, Puerto Rico for $13.9 million, in

Baltimore for $16.0 million, and Ghana for $52.6 million. Backlog also reflects revenues remaining on certain beach nourishment work won in the third and fourth quarters of 2000, including projects in Sunny Isles, Florida for $14.4 million, Brevard, Florida for $7.1 million and Patrick Air Force Base, Florida for $4.0 million.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

    Contract Revenues.  Contract revenues increased $36.8 million or 12.2% from $302.3 million in 1999 to $339.1 million in 2000. The increase in 2000 is due primarily to a higher level of foreign project activity in 2000, which offset slight declines in revenues from beach nourishment and maintenance projects.

    Costs of Contract Revenues.  Costs of contract revenues increased $36.9 million or 15.1%, from $244.8 million in 1999 to $281.7 million in 2000. Costs of contract revenues as a percentage of contract revenues was 83.1% in 2000 and 81.0% in 1999. The increase in costs of contract revenues as a percentage of revenues in 2000 was attributable to a higher mix of lower margin foreign projects, as well as certain domestic projects which operated below margin levels experienced in recent years due to competitive pricing pressures experienced in the first half of the year.

    Gross Profit.  Gross profit remained level at $57.4 million and $57.5 million in 2000 and 1999, respectively, due to the impact of the increase in foreign work and certain capital projects on costs of contract revenues.

    General and Administrative Expenses.  General and administrative expenses were $22.3 million and $21.9 million in 2000 and 1999, respectively. As a percent of sales, general and administrative expenses remained relatively consistent as 6.6% of sales in 2000 compared to 7.2% in 1999.

    Operating Income.  Operating income was $35.1 million in 2000, compared to $35.6 million in 1999. Operating income declined as a percent of revenues, due to the impact of increased foreign work and certain lower margin domestic projects.

    EBITDA.  EBITDA increased only $0.2 million, to $47.8 million for the year ended December 31, 2000 from $47.6 million for the year ended December 31, 1999. Although revenues increased 12.2% in 2000, EBITDA as a percentage of revenue declined due to the higher mix of lower margin foreign work, as well as the impact of certain domestic projects, which operated below margin levels experienced in recent years due to competitive pricing pressures encountered in the first half of the year.

    Interest Expense, Net.  Net interest expense increased $0.5 million or 3.1%, from $18.1 million in 1999 to $18.6 million in 2000. The increase was due to a combination of higher working capital investment on the foreign projects and an increase in the borrowing rates on variable rate debt.

    Equity in (Loss) Earnings of Joint Ventures.  Equity in (loss) earnings of joint ventures declined $1.0 million from earnings of $0.2 million in 1999 to a loss $0.8 million in 2000. In 2000, Amboy recorded additional costs related to its efforts to obtain new permits and incurred expenses resulting from an unfavorable outcome on certain litigation.

    Income Tax Expense.  Income taxes decreased $1.1 million, to $7.4 million in 2000 from $8.5 million in 1999. The decrease was a result of decreased taxable earnings in 2000.

    Minority Interests.  Income attributable to minority interests increased the Company's allocation to minority interests to $1.0 million in 2000 from a credit from minority interests of $0.5 million in 1999. The 2000 expense was due to higher earnings from the NATCO hopper dredging operations in 2000 compared to losses incurred in 1999.

    Net Income.  Net income decreased $2.4 million, to $7.3 million in 2000 from $9.7 million in 1999. The 2000 net income reflects the lower margins on the increased foreign work as well as the reduced margins obtained on certain domestic projects which were bid at lower margins due to the competitive bid market in 2000.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

    Contract Revenues.  Contract revenues increased $13.1 million or 4.5% from $289.2 million in 1998 to $302.3 million in 1999. The increase in 1999 was due primarily to the increased volume of higher margin capital dredging projects which offset a decline in revenues from beach nourishment and foreign projects.

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

    Equity in (Loss) Earnings of Joint Ventures.  Equity in earnings of joint ventures declined $1.0 million or 85.0%, from $1.2 million in 1998 to $0.2 million in 1999. The decrease was due to the continued reduction in demand for Amboy's products, combined with commencement of the maintenance phase of the Riovia project. The maintenance phase was anticipated to have lower revenues and margins than the capital phase, which was substantially complete at the end of 1998. Further, at October 1, 1999, the Company began accounting for its investment in Riovia using the cost method. Equity earnings for Riovia in 1999 were insignificant.

    Income Tax Expense.  Income taxes increased $7.8 million, to $8.5 million in 1999 from $0.7 million in 1998. The increase was a result of taxable earnings in 1999 of approximately $17.7 million compared to a loss in 1998 of $0.4 million which resulted from the inclusion of significant nonrecurring expenses related to the recapitalization of the Company.

    Minority Interests.  Income attributable to minority interests declined to a loss of $0.5 million in 1999 from income of $2.7 million in 1998. The decrease was due to lower earnings from the NATCO hopper dredging operations in 1999 compared to 1998.

    Net Income (Loss).  Net income increased $14.4 million, to $9.7 million in 1999 from a loss of $4.7 million in 1998. The 1999 net income reflected the improved operating earnings resulting from the favorable project mix, while the 1998 losses reflected the additional nonrecurring expenses related to the Company's recapitalization in 1998.

Seasonality

    Prior to the last three years, the Company historically realized lower contract revenues and earnings in the first and fourth quarters of each year. This trend was due to a number of factors including variation in weather conditions and government funding cycles, which affected the timing and execution of projects. The Company has seen the trend of this historical seasonality diminish over the past three years, with the increase in Deep Port work and the impact of environmental windows, which require that certain work be performed in winter months to protect wildlife habitats. The Company has been able to respond to these market factors since it has the flexibility to move its equipment around, as weather conditions and environmental restrictions dictate. However, in the future, seasonality may become more of a factor if the project mix changes and the Company is not able to be as flexible in utilizing its equipment.

Liquidity and Capital Resources

    The Company's primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit provided by the Credit Agreement (see Note 7, "Long-term Debt" in the Notes to the Consolidated Financial Statements). The Company's primary uses of cash are funding working capital, capital expenditures and debt service.

    The Company's net cash flows from operating activities for the years ended December 31, 2000, 1999 and 1998 were $17.5 million, $25.3 million and $20.2 million, respectively. The decrease in cash flows from operating activities in 2000 compared to 1999 was due to additional working capital requirements for certain foreign projects, as well as the normal fluctuations in working capital requirements inherent in the Company's operations. The increase in cash flows from operating activities in 1999 compared to 1998 was due to favorable contract operations in 1999 over 1998 and a decrease in working capital resulting primarily from normal fluctuations in working capital requirements, along with an increase in billings received in advance of revenue recognition on its Ghana project.

    The Company's net cash flows used in investing activities for the years ended December 31, 2000, 1999 and 1998, were $13.7 million, $12.8 million, and $10.6 million, respectively. Uses in 2000 and 1999 relate primarily to capital expenditures; however, 1999 also included $3.6 million in distributions from joint ventures, which was offset by $1.7 million paid out as distributions to minority interests. In 1999, there was an increase in capital additions of $6.0 million compared to the net capital additions in 1998. Capital expenditures in 1998 included $13.6 million for two hydraulic dredges and certain support vessels acquired from a competitor. In December 1998, the Company entered into a sale lease-back transaction for this equipment and received proceeds of $14.5 million. Additionally, in 1998, the Company contracted to build a new backhoe dredge to cost approximately $18.0 million. Capital expenditures in 1998 included $5.7 million in costs related to the construction of this dredge. In October 1998, the Company sold the $5.7 million in related construction in progress and entered into a construction agency agreement to complete the backhoe and a long term operating lease to operate the dredge upon completion.

    The Company's net cash flows used in financing activities for the years ended December 31, 2000, 1999 and 1998, were $4.2 million, $11.7 million, and $10.6 million, respectively. The 2000 use of cash related to the scheduled payments of its term senior debt, offset by net borrowings on its revolver arrangement. The 1999 use of cash related primarily to payments on the term loan portion of the Credit Agreement, which was amended in October 1999 to allow for prepayment of a portion of the term loan and increase capacity under the revolving loan. The use of cash related to financing activities in 1998 is explained by the recapitalization effected in August of 1998, which extinguished the debt under the former credit agreement and redeemed the stock of the majority shareholders with the proceeds from the new Credit Agreement, issuance of senior subordinated notes and equity investments by new shareholders.

    Distributions from and contributions to both Amboy and Riovia are subject to the unanimous consent of each partner in such joint venture. The Company received distributions from the joint ventures totaling $0.2 million and $3.6 million in 2000 and 1999, respectively. No distributions were received from joint ventures in 1998. In 2000, the Company made an additional investment in its Riovia joint venture of $0.3 million, representing its share of the cost to buy out one of the joint venture partners. The Company recorded (losses) earnings from joint ventures of $(0.8) million, $0.2 million and $1.2 million in 2000, 1999, and 1998, respectively. In the first half of 1999, the Company made distributions to minority interests of $1.7 million, related to 1998 earnings; such distributions were made during the fourth quarter of 1997 for 1997 earnings and no distributions have been made for 1999 or 2000 earnings. The Company recorded minority interest income (expense), attributable to subsidiary results, of $(1.0) million, $0.5 million, and $(2.7) million in 2000, 1999, and 1998, respectively.

    The Company has entered into operating lease agreements for certain dredging assets and office space, which require annual lease payments through 2011. See Note 13, "Lease Commitments" in the Notes to the Consolidated Financial Statements. In the fourth quarter of 1999, the Company secured construction and long-term lease financing for a new 5,000 cubic meter hopper dredge, expected to be delivered by the end of 2001. Additionally, the Company expects to incur annual maintenance expenses of approximately $25 to $27 million. Amounts expended for operating leases and maintenance expenses are charged to operations on an annual basis.

    Planned capital expenditures, which primarily include support equipment and equipment upgrades, are expected to require spending of approximately $12 to $15 million annually for the foreseeable future.

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

Effect of Recently Issued Accounting Standards

    Effective January 1, 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended, which requires that all derivative instruments be reported in the balance sheet at fair value and established criteria for designation and effectiveness of hedge relationships. The adoption of SFAS 133 resulted in a pre-tax reduction to other comprehensive income of $1,200 ($626 after tax) related to the Company's fuel hedge arrangements, which are designated as cash flow hedges. The losses included in accumulated other comprehensive income as of January 1, 2001 will be reclassified into earnings over the next thirteen months, the remaining term of the hedge arrangements.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Adoption of this SAB has not had a material impact on the Company's financial statements.

Inflation

    The Company does not believe that inflation has had a material impact on the Company's operations for the years ended December 31, 2000, 1999, and 1998.

Item 7A.—Quantitative and Qualitative Disclosures about Market Risk

    A portion of the Company's current operations are conducted outside of the U.S. In 2000 and 1999, 21% and 10%, respectively, of contract revenues were attributable to overseas operations. It is the Company's policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Forward currency exchange contracts, typically with durations of less than one year, are used to minimize the impact of foreign currency fluctuations on operations. The Company does not purchase forward exchange contracts for trading purposes. At December 31, 2000 and 1999, the Company had outstanding foreign currency forward contracts with a notional value of $2.0 million and $4.3 million, respectively, designated as a hedges of its foreign currency denominated tax liabilities.  The Company expects that gains or losses on the foreign currency forward contracts should offset gains or losses on the underlying tax liability being hedged, such that the impact of a change in the exchange rate would be immaterial to the Company's earnings.

    The Company's obligations under the Credit Agreement expose earnings to changes in short-term interest rates since interest rates on bank debt are variable. If the variable rates on the Company's outstanding bank debt were to increase by 10% from the rates at December 31, 2000, for the full year 2001, assuming scheduled principal payments are made, interest expense would increase $0.4 million and assuming a 38% marginal tax rate, net income would decrease $0.2 million.

    The fair value of the Company's fixed rate debt was $114.4 million and $120.2 million at December 31, 2000 and 1999, respectively, based on quoted market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2000, the fair value of this fixed rate debt would have increased by $7.0 million.

    A significant operating cost for the Company is diesel fuel. During 2000 and 1999, fuel expenditures represented 5.4% and 4.6%, respectively, of costs of contract revenues. The Company uses fuel commodity forward contracts, typically with durations of less than eighteen months, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. Based on the Company's 2001 projected fuel consumption, a one cent change in the average annual price per gallon of fuel would impact its net income by less than $0.1 million, after the effect of fuel commodity contracts in place as of December 31, 2000. At December 31, 2000 and 1999, the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to work in backlog, representing approximately 59% of its projected fuel requirements for 2001 and 2000, respectively.

Item 8.—Financial Statements and Supplementary Data

    The consolidated financial statements (including financial statement schedules listed under Item 14 (a) of this report) of the Company called for by this Item, together with the Independent Auditors' Report dated January 29, 2001, are set forth on pages F-1 to F-25 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Item 9.—Change In and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Part III

Item 10.—Directors and Executive Officers

    Set forth below are the names, ages and positions of the persons who serve as the directors and executive officers of the Company.

Name	Age	Position
Douglas B. Mackie	48	President, Chief Executive Officer and Director
Richard M. Lowry	45	Executive Vice President and Chief Operating Officer
Deborah A. Wensel	39	Vice President and Chief Financial Officer
William F. Pagendarm	50	Vice President — Division Manager
Steven F. O'Hara	45	Vice President — Division Manager
Bradley T. J. Hansen	46	Vice President — Division Manager
Daniel L. Hussin	52	Vice President — Manager of U.S. Business Development
Michael A. Delaney	45	Director
David Wagstaff III	62	Director

    Douglas B. Mackie — Mr. Mackie has been President, Chief Executive Officer and Director of the Company since 1995. Mr. Mackie joined the Company in 1978 as Corporate Counsel. In 1987 he was named Senior Vice President.

    Richard M. Lowry — Mr. Lowry has been the Executive Vice President and Chief Operating Officer of the Company since 1995. Mr. Lowry joined the Company in 1978 as a Project Engineer and has since held positions of increasing responsibility in the engineering and operating areas of the Company. In 1990 he was named Senior Vice President and Chief Engineer.

    Deborah A. Wensel — Ms. Wensel has been the Vice President, Chief Financial Officer and Treasurer of the Company since April 1999. Ms. Wensel joined the Company in 1987 as Accounting and Financial Reporting Supervisor. In 1989, she was named Controller and Chief Accounting Officer.

    William F. Pagendarm — Mr. Pagendarm has been a Vice President and Division Manager of the Company since 1985. He joined the Company in 1979 as Project Superintendent.

    Steven F. O'Hara — Mr. O'Hara has been a Vice President and Division Manager of the Company since 1988. He joined the Company in 1978 as Cost Accountant.

    Bradley T. J. Hansen — Mr. Hansen has been a Vice President and Division Manager of the Company since 1994. Mr. Hansen joined the Company in 1977 as an Area Engineer. He was named Vice President & General Superintendent of the Company in 1991.

    Daniel L. Hussin — Mr. Hussin has been Vice President—Manager of U.S. Business Development since 1995. Mr. Hussin joined the Company in 1972 as an Estimator. He was named Vice President and Division Manager of the Company in 1973.

    Michael A. Delaney — Mr. Delaney became a director of the Company upon consummation of the recapitalization on August 19, 1998. Mr. Delaney has been a Managing Director of 399 Venture Partners, Inc. and its affiliate Citicorp Venture Capital Ltd. since 1997. From 1989 through 1997, he was a Vice President of Citicorp Venture Capital Ltd. and 399 Venture Partners, Inc. From 1986 through 1989, he was Vice President of Citicorp Mergers and Acquisitions. Mr. Delaney is also a director of GVC Holdings, JAC Holdings, Palomar Technologies, Inc., SC Processing, Inc., MSX International, Delco Remy International, Inc., International Knife and Saw Inc., Fabri-Steel Products, Inc. and Chip Pac, Strategic Industries.

    David Wagstaff III — Mr. Wagstaff became a director of the Company upon consummation of the recapitalization on August 19, 1998. Mr. Wagstaff has served as President and Chief Executive Officer of Vectura Group, Inc. since 1993. He was previously the Principal in a private consulting business and has worked in various executive capacities at the Equitable Life Assurance Company and Citicorp.

Item 11.—Executive Compensation

    The following table sets forth certain information regarding the compensation for 2000, 1999, and 1998 of Great Lakes' Chief Executive Officer and the next four highest paid executive officers of the Company (collectively the "Named Executive Officers"):

			Annual Compensation
					Other Annual Compen- sation(2)		All Other Compen- sation(3)
Name and Principal Position	Year		Salary	Bonus(1)
Douglas B. Mackie, President and Chief Executive Officer	2000		$331,000	$309,420	$—		$161,046
	1999		312,000	435,554	—		145,222
	1998		300,000	420,000	2,512,660	(4)	1,512,926	(5)
Richard M. Lowry, Executive Vice President and Chief Operating Officer	2000		287,000	268,290	—		135,066
	1999		270,400	377,480	—		122,713
	1998		260,000	364,000	2,512,660	(6)	1,494,659	(7)
Deborah A. Wensel, Vice President, Chief Financial Officer and Treasurer	2000		153,500	105,250	—		77,268
	1999	*	130,000	130,128	—		86,499
William F. Pagendarm, Vice President and Division Manager	2000		150,500	46,000	—		40,143
	1999		144,000	50,000	—		32,674
	1998		140,000	45,000	647,273	(8)	53,280
Bradley T.J. Hansen, Vice President and Division Manager	2000		143,000	53,000	—		39,165
	1999		135,000	60,000	—		26,949
	1998		120,000	40,000	647,273	(9)	48,970

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

    Mr. Mackie's 2000 base salary under his employment agreement was $331,000, which is subject to annual increase as determined by the compensation committee of the Board of Directors, and benefits as provided from time to time by the Company to its senior executives. In the event Mr. Mackie resigns for good reason (defined to include, among other things, a material breach of the employment agreement by the Company) or the employment agreement is otherwise terminated by the Company for any reason other than cause, death or permanent disability, Mr. Mackie will be entitled to receive severance compensation in the amount equal to the sum of (a) Mr. Mackie's current annual base salary and (b) a bonus calculated by multiplying current base salary by the average percentage of Mr. Mackie's base salary represented by the bonuses Mr. Mackie received during the term of the employment agreement.

    During the term of the employment agreement and for one year thereafter, Mr. Mackie is prohibited from directly or indirectly carrying on, engaging or having a financial interest in any business which is in material competition with the business of the Company.

    The Company has also entered into an employment agreement with Richard M. Lowry which contains terms substantially similar to Mr. Mackie's employment agreement, other than the amount of base salary and the office held. Mr. Lowry's 2000 base salary under his employment agreement was $287,000.

    Compensation of Directors  (dollars stated at actual)

    In mid-2000, the Company implemented a policy providing compensation for directors. The policy provides that non-employee and non-Citicorp Venture Capital Ltd. affiliated directors will receive fees of $5,000 per board meeting and $2,000 per teleconference board meeting, not to exceed $20,000 per annum.

Item 12.—Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information with respect to the beneficial ownership of the preferred stock and common stock of the Company:

	Number and Percent of Shares
	Preferred Stock			Class A Stock			Class B Stock
Name of Beneficial Owner	Number		Percent	Number		Percent	Number	Percent
Vectura Holding Company LLC(1) c/o Great Lakes Dredge & Dock Corporation 2122 York Road Oak Brook, Illinois 60523	41,818		93.6%	818,000		53.2%	3,363,900	100%
Douglas B. Mackie c/o Great Lakes Dredge & Dock Corporation 2122 York Road Oak Brook, Illinois 60523	930	(2)	2.1%	208,000	(2)	13.5%	—	—
Richard M. Lowry c/o Great Lakes Dredge & Dock Corporation 2122 York Road Oak Brook, Illinois 60523	930		2.1%	208,000		13.5%	—	—
Deborah A. Wensel c/o Great Lakes Dredge & Dock Corporation 2122 York Road Oak Brook, Illinois 60523	130		0.3%	33,000		2.1%	—	—
William F. Pagendarm	130		0.3%	33,000		2.1%	—	—
Bradley T. J. Hansen	130		0.3%	33,000		2.1%	—	—
All directors and executive officers as a group	2,510		5.6%	581,100		37.8%	—	—

(1)
Vectura Holding Company LLC ("Vectura") is a Delaware limited liability company which beneficially owns the stock of the Company indicated above as well as other investments. Investors in Vectura hold voting and economic interests that vary depending on the Vectura investment concerned. With respect to Vectura's investment in the Company, 49.7% of the voting interests (including voting power and investment power) are owned by 399 Venture Partners, Inc., a wholly owned indirect subsidiary of Citigroup Inc. and its affiliates, and 49.1% of the voting interests (including voting power and investment power) are owned by David Wagstaff III, a director of the Company and a vice president of Vectura.

(2)
Includes certain shares held by family trusts established for the benefit of the children of Mr. Mackie.

Item 13.—Certain Relationships and Related Transactions

    In June 1999, the Company repurchased 450 shares and 124,800 shares of its preferred and common stock, respectively, from a former officer of the Company at a total cost of $0.6 million.

    In July 1999, the Company reissued 125 shares and 30,500 shares of its preferred and common stock, respectively, to certain members of management at a total cost of $0.2 million. At December 31, 2000 and 1999, $0.1 million remains receivable from certain members of management for a portion of their purchased shares.

Part IV

Item 14.—Exhibits, Financial Statements Schedules and Reports on Form 8-K

  (a) Documents filed as part of this report

   1. Consolidated Financial Statements

  The consolidated financial statements listed below are set forth on pages F-1 to F-25, inclusive, of this Report and are incorporated by reference in Item 8 of this Report.

Page
Great Lakes Dredge & Dock Corporation:
Independent Auditors' Report	F-1
Consolidated Balance Sheets as of December 31, 2000 and 1999	F-2
Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998	F-3
Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999, and 1998	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998	F-5
Notes to Consolidated Financial Statements	F-6–F-25

  2. Financial Statement Schedules

  The Report of J.H. Cohn, independent public accountants, on the financial statements of Amboy Aggregates is presented after page F-25 and incorporated by reference herein.

  All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

  3. Exhibits

  The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index" which is attached hereto and incorporated by reference herein. Exhibits are available upon request for a reasonable fee (covering the expense of furnishing copies).

  (b) Reports on Form 8-K

  No reports were filed by the Company during the quarter ended December 31, 2000.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Great Lakes Dredge & Dock Corporation:

    We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and Subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Amboy Aggregates (Amboy) joint venture for the years ended December 31, 2000 and 1999, the Company's investment in which is accounted for using the equity method. The Company's equity of $5.1 million and $6.0 million in Amboy's net assets at December 31, 2000 and 1999, respectively, and of $(0.8) million, $0.2 million and $1.0 million in Amboy's net (loss) income for each of the three years in the period ended December 31, 2000 are included in the accompanying financial statements. The financial statements of Amboy were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such joint venture, is based solely on the report of such other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements presents fairly, in all material respects, the financial position of Great Lakes Dredge & Dock Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Chicago, Illinois
January 29, 2001

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2000 and 1999

(in thousands, except share and per share amounts)

	2000	1999
ASSETS
Current assets:
Cash and equivalents	$1,137	$1,533
Accounts receivable	40,578	33,392
Contract revenues in excess of billings	18,542	20,536
Inventories	14,657	14,714
Prepaid expenses	4,682	3,169
Other current assets	12,561	8,799

Total current assets	92,157	82,143
Property and equipment, net	137,662	136,883
Inventories	6,773	8,838
Investments in joint ventures	6,394	7,101
Other	5,749	6,429

Total assets	$248,735	$241,394

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$37,813	$25,227
Accrued expenses	25,636	28,458
Billings in excess of contract revenues	7,863	8,548
Current maturities of long-term debt	9,000	6,700

Total current liabilities	80,312	68,933
Long-term debt	146,000	152,500
Deferred income taxes	44,302	44,286
Foreign income taxes	—	1,525
Other	7,032	11,332

Total liabilities	277,646	278,576
Minority interests	3,372	2,373
Commitments and contingencies (Note 17)	—	—
Stockholders' deficit:
Preferred stock, $.01 par value; 250,000 shares authorized: 45,000 issued; 44,675 outstanding in 2000 and 1999, respectively	1	1
Common stock, $.01 par value; 50,000,000 shares authorized: 5,000,000 issued; 4,902,700 and 4,905,700 outstanding in 2000 and 1999, respectively	50	50
Additional paid-in capital	50,457	50,457
Accumulated deficit	(82,268)	(89,519)
Treasury stock, at cost; 2000: 325 preferred shares, 97,300 preferred shares and common shares; 1999: 325 preferred shares, 94,300 common shares	(422)	(419)
Notes receivable from stockholders	(101)	(125)

Total stockholders' deficit	(32,283)	(39,555)

Total liabilities and stockholders' deficit	$248,735	$241,394

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2000, 1999 and 1998

(in thousands)

	2000	1999	1998
Contract revenues	$339,054	$302,289	$289,212
Costs of contract revenues	281,624	244,825	240,578

Gross profit	57,430	57,464	48,634
General and administrative expenses	22,292	21,867	22,672
Equity incentive plan and other compensation expenses	—	—	8,169
Recapitalization related expenses	—	—	9,527

Operating income	35,138	35,597	8,266
Other income (expense):
Interest income	90	291	312
Interest expense	(18,753)	(18,385)	(10,175)
Equity in (loss) earnings of joint ventures	(791)	183	1,218

Income (loss) before income taxes, minority interests and extraordinary item	15,684	17,686	(379)
Provision for income taxes	(7,434)	(8,454)	(636)
Minority interests	(999)	491	(2,738)

Income (loss) from continuing operations before extraordinary item	7,251	9,723	(3,753)
Extraordinary item, net of tax benefit of $543	—	—	(925)

Net income (loss)	$7,251	$9,723	$(4,678)

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Years ended December 31, 2000, 1999 and 1998
(in thousands, except share amounts)

	Number of Shares
								Notes Receivable From Stockholders
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Total
Balance at December 31, 1997	—	100	$—	$60,000	$—	$18,156	$—	$—	$78,156
Exercise of stock options	—	8	—	4,516	—	—	—	—	4,516
Tax benefit on tax compensation expense related to stock options exercised	—	—	—	944	—	—	—	—	944
Assignment of settlement advance receivable	—	—	—	—	—	(11,000)	—	—	(11,000)
Common stock purchased	—	3,552,190	—	8,704	—	—	—	—	8,704
Issuance of preferred stock	34,420	—	34,420	—	—	—	—	—	34,420
Conversion of common shares to preferred shares	10,580	(7)	10,580	(8,656)	—	(1,924)	—	—	—
Redemption of common shares	—	(100)	—	(60,000)	—	(99,796)	—	—	(159,796)
Record shares at par value	—	1,447,809	(44,999)	(5,458)	50,457	—	—	—	—
Net loss	—	—	—	—	—	(4,678)	—	—	(4,678)

Balance at December 31, 1998	45,000	5,000,000	1	50	50,457	(99,242)	—	—	(48,734)
Purchase of treasury stock	—	—	—	—	—	—	(575)	—	(575)
Issuance of treasury stock	—	—	—	—	—	—	156	—	156
Loans to employee stockholders	—	—	—	—	—	—	—	(125)	(125)
Net income	—	—	—	—	—	9,723	—	—	9,723

Balance at December 31, 1999	45,000	5,000,000	1	50	50,457	(89,519)	(419)	(125)	(39,555)
Purchase of treasury stock	—	—	—	—	—	—	(3)	—	(3)
Repayment on notes receivable from stockholders	—	—	—	—	—	—	—	24	24
Net income	—	—	—	—	—	7,251	—	—	7,251

Balance at December 31, 2000	45,000	5,000,000	$1	$50	$50,457	$(82,268)	$(422)	$(101)	$(32,283)

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2000, 1999 and 1998

(in thousands)

	2000	1999	1998
OPERATING ACTIVITIES
Net income (loss)	$7,251	$9,723	$(4,678)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	12,666	11,986	13,950
Loss (earnings) of joint ventures	791	(183)	(1,218)
Minority interests	999	(491)	2,738
Deferred income taxes	861	(2,546)	(2,733)
Foreign income taxes	(1,759)	1,112	1,866
Loss on dispositions of property and equipment	171	23	717
Compensation expense related to exercise of options	—	—	5,152
Extraordinary item	—	—	925
Other, net	(239)	1,514	921
Changes in assets and liabilities:
Accounts receivable	(7,186)	4,004	2,903
Contract revenues in excess of billings	1,994	(4,600)	(428)
Inventories	2,122	(3,220)	(4,811)
Prepaid expenses and other current assets	(6,120)	(2,155)	4,712
Accounts payable and accrued expenses	9,998	2,304	(1,654)
Billings in excess of contract revenues	(4,066)	7,844	1,868

Net cash flows from operating activities	17,483	25,315	20,230
INVESTING ACTIVITIES
Purchases of property and equipment	(14,128)	(14,958)	(29,129)
Dispositions of property and equipment	512	303	20,213
Distributions from joint ventures	225	3,589	—
Investments in joint ventures	(309)	—	(1,720)
Distributions to minority interests	—	(1,730)	—

Net cash flows from investing activities	(13,700)	(12,796)	(10,636)
FINANCING ACTIVITIES
Proceeds from long-term debt issued	—	—	55,000
Repayments of long-term debt	(6,700)	(17,700)	(200)
Borrowing (repayments) of revolving loans, net	2,500	6,500	(57,000)
Proceeds from 11 1/4% subordinated debt issued	—	—	115,000
Exercise of options	—	—	4,516
Common stock purchased	—	—	3,552
Issuance of preferred stock	—	—	34,420
Treasury stock activity, net	(3)	(544)	—
Financing fees	—	—	(6,045)
Redemption of shares	—	—	(159,796)
Repayment on notes receivable from stockholders	24	—	—

Net cash flows from financing activities	(4,179)	(11,744)	(10,553)

Net change in cash and equivalents	(396)	775	(959)
Cash and equivalents at beginning of year	1,533	758	1,717

Cash and equivalents at end of year	$1,137	$1,533	$758

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$17,811	$17,525	$4,928

Cash paid for taxes	$10,677	$4,938	$3,276

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

Principles of consolidation and basis of presentation

    The consolidated financial statements include the accounts of GLD Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. The equity method of accounting is used for investments in unconsolidated investees in which the Company has significant influence. All other investments are carried at cost.

Use of estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

    Effective January 1, 1999, the Company made changes in the estimated useful lives of certain operating equipment to better reflect the remaining period over which the Company anticipates utilizing this equipment with normal repairs and maintenance. This change resulted in lower depreciation for the years ended December 31, 2000 and 1999 by approximately $2,900, than would have been expensed if the prior useful lives had been used.

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

Fair value of financial instruments

    The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates. The fair value of the Company's $115,000 long-term subordinated notes was $114,425 and $120,175 at December 31, 2000 and 1999, respectively, based on quoted market prices. The Company is contingently liable under letters of credit and other financial guarantees. It is not practicable to estimate the fair value of these financial instruments; however, the Company does not expect any material losses to result from these financial instruments since performance is not likely to be required.

    The Company uses derivative instruments to manage commodity price and foreign currency exchange risks. Such instruments are not used for trading purposes. Gains and losses on these hedges are deferred and are recognized in income as part of the related transaction.

    At December 31, 2000, the Company had one foreign exchange forward contract outstanding, with a notional amount of $2,017, intended to hedge payments related to its foreign tax liabilities. The unrealized gain (loss) on outstanding foreign currency contracts at December 30, 2000 and 1999 was estimated to be $103 and $(189), respectively, based on quoted market prices. The Company had no foreign currency hedge contracts outstanding at December 31, 1998.

    At December 31, 2000, the Company had outstanding fuel swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through January of 2002. As of December 31, 2000, there were 10,914,000 gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $0.83 to $1.03 per gallon. At December 31, 2000 and 1999, the unrealized (loss) gain related to outstanding fuel swap agreements was estimated to be $(1,200) and $540, respectively, based on quoted market prices. The Company had no fuel hedge contracts outstanding at December 31, 1998.

Capital stock

    As part of the recapitalization in August 1998, the Company authorized and issued 250,000 and 45,000 shares, respectively, of preferred stock. The preferred stock has a stated value of $1,000 per share and is entitled to annual dividends, if declared. Such dividends are cumulative, whether or not declared, and accrue at the rate of 12%, compounding annually. At December 31, 2000, dividends in arrears on the preferred stock were $13,814. Additionally in 1998, the Company authorized and issued 25,000,000 and 1,636,100 shares, respectively, of class A voting common stock, and 25,000,000 and 3,363,900 shares, respectively, of class B nonvoting common stock, with a par value of $.01 per share. Previously, authorized and issued common stock had no par value.

Recent accounting pronouncement

    Effective January 1, 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, which requires that all derivative instruments be reported in the balance sheet at fair value and established criteria for designation and effectiveness of hedge relationships. The adoption of SFAS 133 resulted in a pre-tax reduction to other comprehensive income of $1,200 ($626 after tax) related to the Company's fuel hedge arrangements, which are designated as cash flow hedges. The losses included in other accumulated comprehensive income as of January 1, 2001 will be reclassified into earnings over the next thirteen months, the remaining term of the hedge arrangements.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Adoption of this SAB has not had a material impact on the Company's financial statements.

2. Accounts receivable

    Accounts receivable are as follows:

	2000	1999
Completed contracts	$8,935	$5,317
Contracts in progress	29,102	25,213
Retainage	3,528	3,716

	41,565	34,246
Allowance for doubtful accounts	(987)	(854)

	$40,578	$33,392

3. Contracts in progress

    The components of contracts in progress are as follows:

	2000	1999
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$265,765	$230,014
Prepaid contract costs	(2,788)	(1,170)
Amounts billed	(246,000)	(209,978)

Costs and earnings in excess of billings for contracts in progress	16,977	18,866
Costs and earnings in excess of billings for completed contracts	1,565	1,670

	$18,542	$20,536

Billings in excess of costs and earnings:
Amounts billed	$(77,837)	$(64,085)
Costs and earnings for contracts in progress	69,217	51,399

	$(8,620)	$(12,686)

    The Company received advance payments related to a long-term foreign contract that are considered billings in excess of costs and earnings. The contract commenced in 1999 and is expected to be completed over approximately four years. These advance payment amounts are being earned as the work is performed over the duration of the contract. The amounts of $757 and $4,138 related to contract performance anticipated to be beyond one year are included in other long-term liabilities at December 31, 2000 and 1999, respectively.

4. Property and equipment

    Property and equipment are as follows:

	2000	1999
Land	$3,066	$3,066
Furniture and fixtures	5,849	4,949
Operating equipment	236,863	225,765

	245,778	233,780
Accumulated depreciation	(108,116)	(96,897)

	$137,662	$136,883

    Performance bonds are customarily required for dredging and marine construction projects. The Company obtains its performance bonds through a bonding agreement with a group of insurance companies that have been granted a security interest in a substantial portion of the Company's operating equipment with a net book value of approximately $66,154 at December 31, 2000. The bonding agreement contains financial and operating covenants that limit the ability of the Company to incur indebtedness, create liens, pay dividends and take certain other actions.

5. Investments in joint ventures

    At December 31, 2000, the Company had a 50% ownership interest in Amboy Aggregates (Amboy), whose primary business is the dredge mining and sale of fine aggregate, and a 20% ownership interest in Riovia S.A. (Riovia), a venture whose sole business is the performance of a dredging contract in Argentina and Uruguay.

    Through the third quarter of 1999, the Company's share of earnings in both investments was included in income as earned using the equity method. During 1999, Riovia entered into the maintenance phase of the dredging contract upon completion of the capital works portion. The Company has less involvement in the project operations going forward, and therefore, in the fourth quarter of 1999, the Company began accounting for its investment in Riovia at cost. The financial information presented for 2000 and 1999 includes only Amboy, which continues to be accounted for using the equity method. The 1998 financial information for Riovia was provided as of November 30, 1998 and for the eleven months ended November 30, 1998, which was the most current information available for preparation of the Company's 1998 financial statements.

    Summarized financial information for the joint ventures is as follows:

	2000	1999	1998
Current assets	$6,910	$7,734	$44,310
Non-current assets	11,240	13,509	15,928

Total assets	18,150	21,243	60,238
Current liabilities	(3,931)	(2,819)	(14,807)
Non-current liabilities	(4,003)	(6,627)	(8,545)

Equity	$10,216	$11,797	$36,886

Revenue	$15,440	$15,492	$55,207
Costs and expenses	(17,022)	(15,174)	(52,739)

Net income	$(1,582)	$318	$2,468

    Amboy has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest which at December 31, 2000 totaled $3,059.

6. Accrued expenses

    Accrued expenses are as follows:

	2000	1999
Foreign income taxes	$6,341	$6,575
Payroll and employee benefits	5,787	6,469
Interest	5,310	5,276
Insurance	4,341	4,228
U.S. income and other taxes	2,518	4,591
Other	1,339	1,319

	$25,636	$28,458

7. Long-term debt

    Long-term debt is as follows:

	2000	1999
Bank debt:
Term loan	$31,000	$37,500
Revolving loan	9,000	6,500
11 1/4% subordinated debt	115,000	115,000
Other unsecured debt	—	200

	155,000	159,200
Current maturities of long-term debt	(9,000)	(6,700)

	$146,000	$152,500

    In August 1998, the Company entered into a new bank credit agreement (Credit Agreement), expiring in 2005. The Credit Agreement consisted of a $55,000 term loan and a $55,000 aggregate revolving credit facility which may be used for borrowings or for letters of credit. In October 1999, the Credit Agreement was amended to provide for an increase in the revolving loan capacity of $15,000, permit a voluntary prepayment of the term loan in the amount of $15,000 and adjust the installment payments on the term loan. The terms of the Credit Agreement provide for interest rate spreads based on the Company's debt level compared to earnings, as defined, and allow for various interest rate options for loan amounts and periods that are selected at the discretion of the Company. At December 31, 2000 and 1999, the weighted average borrowing rate was 9.7% and 8.3%, respectively, including amortization of financing fees. The Company also pays an annual commitment fee of up to 0.5% on the average daily unused capacity available under the revolving credit facility. At December 31, 2000, the Company had $8,828 in letters of credit outstanding related primarily to contract performance guarantees; therefore, remaining availability under the aggregate revolving credit facility was $52,172.

    The Credit Agreement contains provisions that require the Company to maintain a minimum net worth and certain other financial ratios, limit payment of dividends and restrict certain other transactions. Borrowings under the Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of $33,796 at December 31, 2000 and are guaranteed by certain subsidiaries of the Company.

    Quarterly principal payments of the term loan are required as specified in the amended Credit Agreement. Annual prepayments of principal may be required to the extent the Company has excess cash, as defined, and voluntary prepayments are allowed. All prepayments modify the requirements for scheduled principal payments.

    Scheduled remaining long-term debt maturities for the years ending December 31 are as follows:

2001	$9,000
2002	11,000
2003	11,000

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

    In July 1999, the Company reissued 125 shares and 30,500 shares of its preferred and common stock, respectively, to certain members of management at a total cost of $156. At December 31, 2000 and 1999, stockholders' deficit included amounts receivable of $101 and $125, respectively, from certain members of management for a portion of their purchased shares.

9. Income taxes

    The provision for income taxes is as follows:

	2000	1999	1998
Federal:
Current	$3,551	$7,904	$703
Current foreign	2,288	1,442	1,741
Deferred	787	(2,264)	(2,451)
State:
Current	734	1,654	925
Deferred	74	(282)	(282)

	$7,434	$8,454	$636

    The Company's income tax provision reconciles to the provision at the statutory U.S. federal income tax rate as follows:

	2000	1999	1998
Tax provision (benefit) at statutory U.S. federal income tax rate	$5,489	$6,190	$(108)
State income tax, net of federal income tax benefit	525	892	367
Foreign taxes deducted, net of federal income tax benefit	1,487	937	—
Partnership loss (gain) allocated to minority interest	(122)	260	(863)
Nondeductible recapitalization related expenses	—	—	1,185
Other	55	175	55

Income tax provision	$7,434	$8,454	$636

    The deferred tax assets (liabilities) are as follows:

	2000	1999
Gross deferred tax assets:
Accrued liabilities	$4,254	$5,356
Gross deferred tax liabilities:
Depreciation	(43,094)	(44,006)
Other	(2,767)	(2,096)

	(45,861)	(46,102)

Total net deferred tax liabilities	$(41,607)	$(40,746)

As reported in the balance sheet:
Net current deferred tax assets (included in other current assets)	$2,695	$3,540
Net non-current deferred tax liabilities	(44,302)	(44,286)

Total net deferred tax liabilities	$(41,607)	$(40,746)

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

13. Lease commitments

    The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2011. The equipment leases contain renewal or purchase options which specify prices at the then fair market value upon the expiration of the lease terms. Future minimum lease payments for the years ending December 31 are as follows:

2001	$12,611
2002	12,201
2003	12,087
2004	12,293
2005	12,309
Thereafter	28,432

Total minimum lease payments	$89,933

    Total rent expense for the years ended December 31, 2000, 1999 and 1998 was $17,811, $14,775 and $12,651, respectively, including amounts for other short-term rentals.

14. Retirement plans

    The Company sponsors a 401(k) savings plan (Salaried Plan) covering substantially all non-union salaried employees. In 1999, the Company established a second 401(k) savings plan (Hourly Plan) to cover its non-union hourly employees. Under both plans, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees' contributions. Additionally, the Salaried Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of the Salaried Plan. The Company's expense for matching and discretionary contributions for 2000, 1999 and 1998 was $2,491, $2,451 and $2,087, respectively.

    The Company also contributes to various multi-employer pension plans pursuant to collective bargaining agreements. In the event of a plan's termination or Company withdrawal from a plan, the Company may be liable for a portion of the plan's unfunded vested benefits. As of December 31, 2000, unfunded amounts, if any, are not significant. Contributions to multi-employer pension plans for the years ended December 31, 2000, 1999 and 1998 were $1,413, $1,207 and $1,816, respectively.

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

    The Company used Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," requires disclosures of the effect to net income as if SFAS 123 had been adopted. The effects of applying SFAS 123 were not material to the Company's financial statements.

16. Segment information and concentrations of risk

    The Company and its subsidiaries operate in one reportable segment of providing dredging services, which includes three primary types of work: capital, maintenance and beach nourishment.

    Revenues by type of work for the years ended December 31 are as follows:

	2000	1999	1998
Capital	$233,068	$183,613	$146,253
Beach nourishment	33,242	40,522	80,947
Maintenance	72,744	78,154	62,012

	$339,054	$302,289	$289,212

    In 2000, 1999 and 1998, 67.4%, 71.9% and 61.4%, respectively, of contract revenues were earned from contracts with federal government agencies. At December 31, 2000 and 1999, approximately 58.5% and 57.2%, respectively, of accounts receivable, including contract revenues in excess of billings, were represented by contracts with federal government agencies. Additionally, at December 31, 1999, 16.1% of accounts receivable, including contract revenues in excess of billings, resulted from a contract with the Government of Egypt.

    The Company derived revenues and gross profit (loss) from foreign project operations for the years ended December 31, as follows:

	2000	1999	1998
Contract revenues	$71,752	$30,696	$57,591
Costs of contract revenues	(68,069)	(33,215)	(54,292)

Gross profit (loss)	$3,683	$(2,519)	$3,299

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

    In 1992, an underwater utility tunnel failed adjacent to a construction site completed by Great Lakes Dredge & Dock Company (GLDD), a wholly-owned subsidiary of GLD Corporation. The failure resulted in a flooding of the tunnel and building basements serviced by the tunnel. Numerous suits were filed against GLDD for claims of flood damage to building basements and losses due to business interruption. During 1997, all outstanding claims were settled related to the flood litigation. Settlement payments totaling $11,000 were advanced by the Company. As part of the recapitalization, the right to receive the $11,000 settlement advance was retained by the Blackstone Limited Partnerships.

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

19. Supplemental condensed consolidating financial information

    The payment obligations of the Company under the 11 1/4% subordinated debt are guaranteed by the Company's wholly-owned domestic subsidiaries (Subsidiary Guarantors). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company's non-guarantor subsidiaries and for GLD Corporation. During the fourth quarter of 1998, Great Lakes International (GLI), a wholly-owned guarantor subsidiary of the Company, was merged into GLD Corporation. Therefore, the amounts presented in the following columns for GLD Corporation include GLI amounts and activity as if it had been merged into GLD Corporation as of January 1, 1998.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet at December 31, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$(654)	$1,791	$—	$—	$1,137
Accounts receivable	37,558	3,020	—	—	40,578
Receivables from affiliates	7,956	6,186	9	(14,151)	—
Current portion of net investment in direct financing leases	—	1,714	1,830	(3,544)	—
Contract revenues in excess of billings	17,254	1,288	—	—	18,542
Inventories	10,694	3,963	—	—	14,657
Prepaid expenses and other current assets	15,651	844	748	—	17,243

Total current assets	88,459	18,806	2,587	(17,695)	92,157
Property and equipment, net	79,881	14,454	43,327	—	137,662
Net investment in direct financing leases	—	1,946	1,661	(3,607)	—
Investments in subsidiaries	16,105	—	119,326	(135,431)	—
Notes receivable from affiliate	15,815	—	—	(15,815)	—
Inventories	6,773	—	—	—	6,773
Investments in joint ventures	6,394	—	—	—	6,394
Other assets	2,109	—	3,640	—	5,749

	$215,536	$35,206	$170,541	$(172,548)	$248,735

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$34,901	$2,903	$—	$9	$37,813
Payables to affiliates	5,310	5,482	3,359	(14,151)	—
Accrued expenses	10,141	2,005	13,490	—	25,636
Current portion of obligations under capital leases	—	3,544	—	(3,544)	—
Billings in excess of contract revenues	7,863	—	—	—	7,863
Current maturities of long-term debt	—	—	9,000	—	9,000

Total current liabilities	58,215	13,934	25,849	(17,686)	80,312
Long-term debt	—	—	146,000	—	146,000
Obligations under capital leases	—	3,607	—	(3,607)	—
Note payable to affiliate	—	—	15,815	(15,815)	—
Deferred income taxes	30,310	168	13,824	—	44,302
Other	5,416	280	1,336	—	7,032

Total liabilities	93,941	17,989	202,824	(37,108)	277,646
Minority interests	—	—	—	3,372	3,372
Stockholders' equity (deficit)	121,595	17,217	(32,283)	(138,812)	(32,283)

	$215,536	$35,206	$170,541	$(172,548)	$248,735

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet at December 31, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$284	$1,249	$—	$—	$1,533
Accounts receivable, net	29,989	3,403	—	—	33,392
Receivables from affiliates	5,313	6,087	—	(11,400)	—
Current portion of net investment in direct financing leases	—	5,168	2,275	(7,443)	—
Contract revenues in excess of billings	19,400	1,136	—	—	20,536
Inventories	10,797	3,917	—	—	14,714
Prepaid expenses and other current assets	11,084	403	797	(316)	11,968

Total current assets	76,867	21,363	3,072	(19,159)	82,143
Property and equipment, net	75,411	16,373	45,099	—	136,883
Net investment in direct financing leases	—	3,660	3,491	(7,151)	—
Investments in subsidiaries	13,036	—	119,708	(132,744)	—
Notes receivable from affiliates	20,334	516	—	(20,850)	—
Inventories	8,838	—	—	—	8,838
Investments in joint ventures	7,101	—	—	—	7,101
Other assets	1,828	—	4,601	—	6,429

	$203,415	$41,912	$175,971	$(179,904)	$241,394

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$22,430	$2,787	$—	$10	$25,227
Payables to affiliates	4,053	4,916	2,431	(11,400)	—
Accrued expenses	12,240	1,327	14,891	—	28,458
Current portion of obligations under capital leases	—	7,443	—	(7,443)	—
Billings in excess of contract revenues	6,571	1,977	—	—	8,548
Current maturities of long-term debt	200	—	6,826	(326)	6,700

Total current liabilities	45,494	18,450	24,148	(19,159)	68,933
Long-term debt	—	—	152,500	—	152,500
Obligations under capital leases	—	7,151	—	(7,151)	—
Notes payable to affiliates	—	—	20,850	(20,850)	—
Deferred income taxes	27,109	1,964	15,213	—	44,286
Foreign income taxes	—	—	1,525	—	1,525
Other	9,133	909	1,290	—	11,332

Total liabilities	81,736	28,474	215,526	(47,160)	278,576
Minority interests	—	—	—	2,373	2,373
Stockholders' equity (deficit)	121,679	13,438	(39,555)	(135,117)	(39,555)

	$203,415	$41,912	$175,971	$(179,904)	$241,394

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income for the Year Ended December 31, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$309,318	$43,096	$—	$(13,360)	$339,054
Costs of contract revenues	(260,571)	(34,672)	259	13,360	(281,624)

Gross profit	48,747	8,424	259	—	57,430
General and administrative expenses	(18,356)	(3,936)	—	—	(22,292)

Operating income	30,391	4,488	259	—	35,138
Interest, net	819	(978)	(18,504)	—	(18,663)
Equity in earnings of subsidiaries	3,259	—	18,798	(22,057)	—
Equity in loss of joint ventures	(791)	—	—	—	(791)

Income before income taxes and minority interests	33,678	3,510	553	(22,057)	15,684
Income tax (expense) benefit	(14,761)	629	6,698	—	(7,434)
Minority interests	—	—	—	(999)	(999)

Net income	$18,917	$4,139	$7,251	$(23,056)	$7,251

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income for the Year Ended December 31, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$262,620	$43,862	$—	$(4,193)	$302,289
Costs of contract revenues	(208,194)	(38,994)	(1,830)	4,193	(244,825)

Gross profit	54,426	4,868	(1,830)	—	57,464
General and administrative expenses	(16,822)	(4,985)	(60)	—	(21,867)

Operating income (loss)	37,604	(117)	(1,890)	—	35,597
Interest, net	(317)	(492)	(17,285)	—	(18,094)
Equity in earnings of subsidiaries	(490)	—	23,325	(22,835)	—
Equity in earnings of joint ventures	183	—	—	—	183

Income (loss) before income taxes and minority interests	36,980	(609)	4,150	(22,835)	17,686
Provision (benefit) for income taxes	(13,454)	(573)	5,573	—	(8,454)
Minority interests	—	—	—	491	491

Net income (loss)	$23,526	$(1,182)	$9,723	$(22,344)	$9,723

Condensed Consolidating Statement of Income for the Year Ended December 31, 1998

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$238,894	$51,118	$—	$(800)	$289,212
Costs of contract revenues	(203,954)	(34,967)	(2,457)	800	(240,578)

Gross profit	34,940	16,151	(2,457)	—	48,634
General and administrative expenses	(17,774)	(4,558)	(340)	—	(22,672)
Equity incentive plan and other compensation expenses	—	—	(8,169)	—	(8,169)
Recapitalization related expenses	(5,922)	—	(3,605)	—	(9,527)

Operating income (loss)	11,244	11,593	(14,571)	—	8,266
Interest, net	(385)	(204)	(9,274)	—	(9,863)
Equity in earnings of subsidiaries	6,929	—	12,867	(19,796)	—
Equity in earnings of joint ventures	1,218	—	—	—	1,218

Income (loss) before income taxes, minority interests and extraordinary item	19,006	11,389	(10,978)	(19,796)	(379)
Income tax (expense) benefit	(7,151)	(710)	7,225	—	(636)
Minority interests	—	—	—	(2,738)	(2,738)

Net income (loss) before extraordinary item	11,855	10,679	(3,753)	(22,534)	(3,753)
Extraordinary item (net of income tax benefit of $543)	—	—	(925)	—	(925)

Net income (loss)	$11,855	$10,679	$(4,678)	$(22,534)	$(4,678)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income	$18,917	$4,139	$7,251	$(23,056)	$7,251
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	6,719	3,122	2,825	—	12,666
Loss (earnings) of subsidiaries and joint ventures	(2,468)	—	(18,798)	22,057	791
Minority interests	—	—	—	999	999
Deferred income taxes	4,046	(1,796)	(1,389)	—	861
Foreign income taxes	—	—	(1,759)	—	(1,759)
(Gain) loss on dispositions of property and equipment	(135)	(4)	310	—	171
Other, net	(558)	(624)	943	—	(239)
Changes in assets and liabilities:
Accounts receivable	(7,569)	383	—	—	(7,186)
Contract revenues in excess of billings	2,146	(152)	—	—	1,994
Inventories	2,168	(46)	—	—	2,122
Prepaid expenses and other current assets	(5,125)	(441)	(554)	—	(6,120)
Accounts payable and accrued expenses	10,342	794	(1,138)	—	9,998
Billings in excess of contract revenues	(2,089)	(1,977)	—	—	(4,066)

Net cash flows from operating activities	26,394	3,398	(12,309)	—	17,483
Investing Activities
Purchases of property and equipment	(12,836)	(1,292)	—	—	(14,128)
Dispositions of property and equipment	512	—	—	—	512
Distributions from joint ventures	225	—	—	—	225
Investments in joint ventures	(309)	—	—	—	(309)
Principal payments (receipts) on direct financing leases	—	5,169	(5,169)	—	—
Payments (receipts) on note with affiliate	—	689	(689)	—	—

Net cash flows from investing activities	(12,408)	4,566	(5,858)	—	(13,700)
Financing Activities
Repayments of long-term debt	—	—	(6,700)	—	(6,700)
Borrowing (repayments) of revolving loans, net	—	—	2,500	—	2,500
Principal receipts (payments) on capital leases	5,169	(7,444)	2,275	—	—
Net change in accounts with affiliates	(20,453)	382	20,071	—	—
Treasury stock activity, net	—	—	(3)	—	(3)
Repayment on notes receivable from stockholders	—	—	24	—	24
Dividends	360	(1,800)	1,440	—	—
Contributions from partners	—	1,440	(1,440)	—	—

Net cash flows from financing activities	(14,924)	(7,422)	18,167	—	(4,179)

Net change in cash and equivalents	(938)	542	—	—	(396)
Cash and equivalents at beginning of year	284	1,249	—	—	1,533

Cash and equivalents at end of year	$(654)	$1,791	$—	$—	$1,137

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income (loss)	$23,526	$(1,182)	$9,723	$(22,344)	$9,723
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	7,214	2,912	1,860	—	11,986
Loss (earnings) of subsidiaries and joint ventures	307	—	(23,325)	22,835	(183)
Minority interests	—	—	—	(491)	(491)
Deferred income taxes	(900)	(568)	(1,078)	—	(2,546)
Foreign income taxes	—	—	1,112	—	1,112
Loss (gain) on dispositions of property and equipment	(72)	95	—	—	23
Other, net	1,966	478	(930)	—	1,514
Changes in assets and liabilities:
Accounts receivable	3,612	386	6	—	4,004
Contract revenues in excess of billings	(6,050)	1,450	—	—	(4,600)
Inventories	(2,619)	(601)	—	—	(3,220)
Prepaid expenses and other current assets	(6,228)	(235)	4,308	—	(2,155)
Accounts payable and accrued expenses	1,379	(1,560)	2,485	—	2,304
Billings in excess of contract revenues	7,176	668	—	—	7,844

Net cash flows from operating activities	29,311	1,843	(5,839)	—	25,315
Investing Activities
Purchases of property and equipment	(11,589)	(3,369)	—	—	(14,958)
Dispositions of property and equipment	90	213	—	—	303
Distributions from joint ventures	3,589	—	—	—	3,589
Distributions to minority interests	(1,730)	—	—	—	(1,730)
Principal payments (receipts) on direct financing leases	—	4,767	(4,767)	—	—
Payments (receipts) on note with affiliate	—	689	(689)	—	—

Net cash flows from investing activities	(9,640)	2,300	(5,456)	—	(12,796)
Financing Activities
Repayments of long-term debt	(200)	—	(17,500)	—	(17,700)
Borrowing (repayments) of revolving loans, net	—	—	6,500	—	6,500
Proceeds from 11 1/4% subordinated debt	—	—	—	—	—
Principal (payments) receipts on capital leases	—	(7,995)	7,995	—	—
Net change in accounts with affiliates	(25,347)	12,233	13,114	—	—
Treasury stock activity, net	—	—	(544)	—	(544)
Dividends	5,670	(7,400)	1,730	—	—

Net cash flows from financing activities	(19,877)	(3,162)	11,295	—	(11,744)

Net change in cash and equivalents	(206)	981	—	—	775
Cash and equivalents at beginning of period	490	268	—	—	758

Cash and equivalents at end of period	$284	$1,249	$—	$—	$1,533

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 1998

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income (loss)	$11,855	$10,679	$(4,678)	$(22,534)	$(4,678)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	7,649	4,049	2,252	—	13,950
Earnings of joint ventures	(8,147)	—	(12,867)	19,796	(1,218)
Minority interests	—	—	—	2,738	2,738
Deferred income taxes	(382)	(451)	(1,900)	—	(2,733)
Foreign income taxes	—	—	1,866	—	1,866
Gain on dispositions of property and equipment	717	—	—	—	717
Compensation expense related to exercise of options	—	—	5,152	—	5,152
Extraordinary item	—	—	925	—	925
Other, net	439	—	482	—	921
Changes in assets and liabilities:
Accounts receivable	9,878	(7,093)	118	—	2,903
Contract revenues in excess of billings	1,273	(1,701)	—	—	(428)
Inventories	(3,674)	(1,137)	—	—	(4,811)
Prepaid expenses and other current assets	4,269	185	258	—	4,712
Accounts payable and accrued expenses	(4,553)	389	2,510	—	(1,654)
Billings in excess of contract revenues	559	1,309	—	—	1,868

Net cash flows from operating activities	19,883	6,229	(5,882)	—	20,230
Investing Activities
Purchases of property and equipment	(24,985)	(4,144)	—	—	(29,129)
Dispositions of property and equipment	20,213	—	—	—	20,213
Distributions from joint venture	—	—	—	—	—
Investments in joint ventures	(1,720)	—	—	—	(1,720)
Distributions to minority interests	—	—	—	—	—
Principal (payments) receipts on direct financing leases	—	4,121	(4,121)	—	—
(Payments) receipts on note with affiliate	—	689	(689)	—	—

Net cash flows from investing activities	(6,492)	666	(4,810)	—	(10,636)
Financing Activities
Proceeds from long-term debt	—	—	55,000	—	55,000
Repayments of long-term debt	(200)	—	—	—	(200)
Borrowing (repayments) of revolving loans, net	—	—	(57,000)	—	(57,000)
Proceeds from 11 1/4% subordinated debt	—	—	115,000	—	115,000
Exercise of options	—	—	4,516	—	4,516
Common stock purchased	—	—	3,552	—	3,552
Issuance of preferred stock	—	—	34,420	—	34,420
Financing fees	—	—	(6,045)	—	(6,045)
Principal receipts (payments) on capital leases	—	(7,059)	7,059	—	—
Net change in accounts with affiliates	(1,186)	—	1,186	—	—
Redemption of shares	—	—	(159,796)	—	(159,796)
Dividends	(12,800)	—	12,800	—	—

Net cash flows from financing activities	(14,186)	(7,059)	10,692	—	(10,553)

Net decrease in cash and equivalents	(795)	(164)	—	—	(959)
Cash and equivalents at beginning of year	1,285	432	—	—	1,717

Cash and equivalents at end of year	$490	$268	$—	$—	$758

[J.H. COHN LOGO]

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners
Amboy Aggregates

We have audited the accompanying balance sheets of AMBOY AGGREGATES (A JOINT VENTURE) as of December 31, 2000 and 1999, and the related statements of operations and partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amboy Aggregates (A Joint Venture) as of December 31, 2000 and 1999, and its results of operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ J.H. COHN LLP

Roseland, New Jersey
January 22, 2001

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES DREDGE & DOCK CORPORATION
By:	/s/ DOUGLAS B. MACKIE Douglas B. Mackie President, Chief Executive Officer and Director Date: 3/20/2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ DOUGLAS B. MACKIE Douglas B. Mackie	3/20/2001	President, Chief Executive Officer and Director
/s/ DEBORAH A. WENSEL Deborah A. Wensel	3/20/2001	Vice President, Chief Financial Officer and Treasurer
/s/ MICHAEL A. DELANEY Michael A. Delaney	3/20/2001	Director
/s/ DAVID WAGSTAFF III David Wagstaff III	03/20/2001	Director

II-1

EXHIBIT INDEX

Number	Document Description
2.01	Plan and Agreement of Merger dated as of August 19, 1998 between the Company and Great Lakes Dredge & Dock Acquisition, Inc. (1)
3.01	Restated Certificate of Incorporation of the Company. (1)
3.02	Bylaws of the Company. (1)
4.01	Indenture dated as of August 19, 1998 among the Company, the Subsidiary Guarantors and the Bank of New York, as Trustee. (1)
4.02	Form of 11 1/4% Senior Subordinated Note due 2008 (included in Exhibit 4.01). (1)
4.03	First Supplemental Indenture dated as of June 15, 2000 among Great Lakes Caribbean Dredging, Inc., the Company, the other Subsidiary Guarantors and the Bank of New York, as Trustee. (4)
10.01	Credit Agreement dated as of August 19, 1998 among the Company and the other loan parties thereto, as Borrowers, the financial institutions from time to time party thereto, as Lenders, Bank of Montreal, Chicago Branch, as Documentation Agent, Bank of America National Trust and Savings Association, as Issuing Lender and Administrative Agent and BancAmerica Robertson Stephens, as Lead Arranger. (1)
10.02	Second Amended and Restated Underwriting and Continuing Indemnity Agreement dated August 19, 1998 among the Company, certain of its Subsidiaries, Reliance Insurance Company, United Pacific Insurance Company, Reliance National Insurance Company and Reliance Surety Company. (1)
10.05	Employment Agreement between the Company and Douglas B. Mackie. (2)
10.06	Great Lakes Annual Cash Bonus Plan. (2)
10.07	Securities Purchase and Holders Agreement dated August 19, 1998 among the Company, Vectura and the Management Investors. (2)
10.08	Registration Rights Agreement dated August 19, 1998 among the Company, Vectura, and the Management Investors. (2)
10.09	Employment Agreement between the Company and Richard Lowry. (2)
10.10	Amendment No. 1 dated October 8, 1999 to the Credit Agreement. (3)
10.11	Great Lakes Non-Union Hourly Employees 401(k) Savings Plan. (3)
10.12	Amendment No. 2 dated October 23, 2000 to the Credit Agreement. (4)
10.13	First Amendment to Second Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of June 13, 2000. (4)

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

II-2

QuickLinks

GREAT LAKES DREDGE & DOCK CORPORATION Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
TABLE OF CONTENTS
Part I
  Item 1.—Business
  Item 2.—Properties
  Item 3.—Legal Proceedings
  Item 4.—Submission of Matters to a Vote of Security Holders
Part II
  Item 5.—Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6.—Selected Financial Data
  Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A.—Quantitative and Qualitative Disclosures about Market Risk
  Item 8.—Financial Statements and Supplementary Data
  Item 9.—Change In and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
  Item 10.—Directors and Executive Officers
  Item 11.—Executive Compensation
  Item 12.—Security Ownership of Certain Beneficial Owners and Management
  Item 13.—Certain Relationships and Related Transactions
Part IV
  Item 14.—Exhibits, Financial Statements Schedules and Reports on Form 8-K
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET December 31, 2000 and 1999 (in thousands, except share and per share amounts)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, 2000, 1999 and 1998 (in thousands)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2000, 1999 and 1998 (in thousands)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except share and per share amounts)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SIGNATURES
EXHIBIT INDEX