Form 10-Q
period 2001-03-31
GREAT LAKES DREDGE & DOCK CORP
filed 2001-05-15
CIK 885538

QuickLinks -- Click here to rapidly navigate through this document

Great Lakes Dredge & Dock Corporation and Subsidiaries
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2001

INDEX

			Page
Part I	Financial Information
	Item 1	Financial Statements (Unaudited)
		Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000	2
		Condensed Consolidated Statements of Income for the Three Months ended March 31, 2001 and 2000	3
		Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2001 and 2000	4
		Notes to Unaudited Condensed Consolidated Financial Statements	5
	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Part II	Other Information
	Item 6	Exhibits and Reports on Form 8-K	21
Signature			21
Exhibit Index			22

Part I—Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2001	December 31, 2000
Assets
Current assets:
Cash and equivalents	$871	$1,137
Accounts receivable, net	38,100	40,578
Contract revenues in excess of billings	17,849	18,542
Inventories	14,674	14,657
Prepaid expenses and other current assets	15,584	17,243

Total current assets	87,078	92,157
Property and equipment, net	135,025	137,662
Inventories	7,212	6,773
Investments in joint ventures	6,204	6,394
Other assets	5,554	5,749

Total assets	$241,073	$248,735

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$28,341	$37,813
Accrued expenses	19,770	25,636
Billings in excess of contract revenues	6,762	7,863
Current maturities of long-term debt	9,500	9,000

Total current liabilities	64,373	80,312
Long-term debt	153,000	146,000
Deferred income taxes	44,224	44,302
Other	6,771	7,032

Total liabilities	268,368	277,646
Minority interests	4,010	3,372
Commitments and contingencies (Note 8)	—	—
Stockholders' deficit:
Preferred stock, $.01 par value; 250,000 shares authorized: 45,000 issued; 44,675 outstanding in 2001 and 2000	1	1
Common stock, $.01 par value; 50,000,000 shares authorized: 5,000,000 issued; 4,902,700 outstanding in 2001 and 2000	50	50
Additional paid-in capital	50,457	50,457
Accumulated deficit	(80,704)	(82,268)
Accumulated other comprehensive loss	(601)	—
Treasury stock, at cost (325 preferred shares, 97,300 common shares in 2001 and 2000)	(422)	(422)
Note receivable from stockholder	(86)	(101)

Total stockholders' deficit	(31,305)	(32,283)

Total liabilities and stockholders' deficit	$241,073	$248,735

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2001	2000
Contract revenues	$72,560	$88,896
Costs of contract revenues	58,483	72,935

Gross profit	14,077	15,961
General and administrative expenses	5,461	5,343

Operating income	8,616	10,618
Interest expense, net	(4,429)	(4,468)
Equity in loss of joint venture	(190)	(194)

Income before income taxes and minority interests	3,997	5,956
Income tax expense	(1,795)	(2,701)
Minority interests	(638)	(704)

Net income	$1,564	$2,551

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2001	2000
Operating Activities
Net income	$1,564	$2,551
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	3,187	3,109
Loss of joint venture	190	194
Minority interests	638	704
Deferred income taxes	80	(1,069)
Loss (gain) on dispositions of property and equipment	(56)	324
Other, net	216	421
Changes in assets and liabilities:
Accounts receivable, net	2,478	(21,361)
Contract revenues in excess of billings	693	(3,983)
Inventories	(456)	1,026
Prepaid expenses and other current assets	1,885	(331)
Accounts payable and accrued expenses	(16,323)	11,700
Billings in excess of contract revenues	(1,383)	633

Net cash flows from operating activities	(7,287)	(6,082)
Investing Activities
Purchases of property and equipment	(550)	(2,891)
Dispositions of property and equipment	56	321
Distributions from and investments in joint ventures, net	—	(84)

Net cash flows from investing activities	(494)	(2,654)
Financing Activities
Repayments of long-term debt	(2,000)	(1,250)
Borrowings (repayments) of revolving loans, net	9,500	10,500
Repayment on notes receivable from stockholders	15	24

Net cash flows from financing activities	7,515	9,274

Net change in cash and equivalents	(266)	538
Cash and equivalents at beginning of period	1,137	1,533

Cash and equivalents at end of period	$871	$2,071

Supplemental Cash Flow Information
Cash paid for interest	$7,440	$7,534

Cash paid for taxes	$1,934	$5,188

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands)

1. Basis of presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all the information in the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the dates presented. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the "Company") and the notes thereto, included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000.

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

3. Financial instruments and risk management

    Effective January 1, 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, which requires that all derivative instruments be reported in the balance sheet at fair value and establishes criteria for designation and effectiveness of hedge relationships. Changes in the fair value of derivative instruments designated as cash flow hedges are recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of derivative instruments which do not qualify for hedge treatment or are designated as fair value hedges are recorded in earnings as the changes occur. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings.

    The Company uses derivative instruments to manage commodity price and foreign currency exchange risks. Such instruments are not used for trading purposes. As of March 31, 2001, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through January 2002. As of March 31, 2001, there were 7,007,000 gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $0.83 to $1.03 per gallon. At March 31, 2001 and December 31, 2000, the unrealized loss on these contracts was estimated to be $985 and $1,200, respectively, based on quoted market prices. The unrealized loss at March 31, 2001 is recorded in accrued liabilities on the balance sheet.

    Upon adoption of SFAS 133, the Company designated these fuel hedge arrangements as cash flow hedges, resulting in the following activity in accumulated other comprehensive loss (net of income taxes):

Cumulative effect of adopting SFAS 133 as of January 1, 2001	$(745)
Losses reclassified into earnings from accumulated other comprehensive loss	274
Change in fair value of derivatives	(130)

Accumulated other comprehensive loss as of March 31, 2001	$(601)

    Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial. The remaining losses included in accumulated other comprehensive loss at March 31, 2001 will be reclassified into earnings over the next ten months, the remaining term of the hedge arrangements.

    The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates. The fair value of the Company's $115,000 long-term subordinated notes was $116,725 and $114,425 at March 31, 2001 and December 31, 2000, respectively, based on quoted market prices. The Company is contingently liable under letters of credit and other financial guarantees. It is not practicable to estimate the fair value of these financial instruments; however, the Company does not expect any material losses to result from these financial instruments since performance is not likely to be required.

4. Accounts receivable

    Accounts receivable at March 31, 2001 and December 31, 2000 are as follows:

	March 31, 2001	December 31, 2000
Completed contracts	$17,509	$8,935
Contracts in progress	18,584	29,102
Retainage	2,994	3,528

	39,087	41,565
Allowance for doubtful accounts	(987)	(987)

	$38,100	$40,578

5. Contracts in progress

    The components of contracts in progress at March 31, 2001 and December 31, 2000 are as follows:

	March 31, 2001	December 31, 2000
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$84,073	$265,765
Prepaid contract costs	(2,873)	(2,788)
Amounts billed	(65,606)	(246,000)

Costs and earnings in excess of billings for contracts in progress	15,594	16,977
Costs and earnings in excess of billings for completed contracts	2,255	1,565

	$17,849	$18,542

Billings in excess of costs and earnings:
Amounts billed	$(142,155)	$(77,837)
Costs and earnings for contracts in progress	134,918	69,217

	$(7,237)	$(8,620)

    The Company received advanced payments related to a long-term foreign contract that are considered billings in excess of costs and earnings. The contract commenced in 1999 and is expected to be completed over approximately four years. These advance payment amounts are being earned as the work is performed over the duration of the contract. The amounts of $475 and $757 related to contract performance anticipated to be beyond one year are included in other long-term liabilities at March 31, 2001 and December 31, 2000, respectively.

6. Accrued expenses

    Accrued expenses at March 31, 2001 and December 31, 2000 are as follows:

	March 31, 2001	December 31, 2000
Foreign income taxes	$6,562	$6,341
Payroll and employee benefits	2,562	5,787
Interest	2,150	5,310
Insurance	4,015	4,341
U.S. income and other taxes	2,157	2,518
Derivative liability	985	—
Other	1,339	1,339

	$19,770	$25,636

7. Segment information

    The Company and its subsidiaries operate in one reportable segment of providing dredging services, which includes three primary types of work: capital, maintenance and beach nourishment. Revenues by type of work for the three months ended March 31, 2001 and 2000 are as follows:

	Three Months Ended March 31,
	2001	2000
Capital	$41,100	$56,130
Maintenance	7,365	24,632
Beach nourishment	24,095	8,134

	$72,560	$88,896

8. Commitments and contingencies

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

    At March 31, 2001, the Company is contingently liable, in the normal course of business, for $6,235 in letters of credit related primarily to contract performance guarantees.

    The Company's joint venture equity investee, Amboy Aggregates, has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest, which totaled $2,795 at March 31, 2001.

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

9. Subsequent event

    In April 2001, the Company purchased 80% of the capital stock of North American Site Developers, Inc., a demolition service provider in the Boston, Massachusetts area. The purchase consideration for the acquisition included (1) $35.0 million in cash payable to the stockholders of NASDI, and (2) two junior subordinated promissory notes totaling $3.0 million from NASDI payable to the NASDI management shareholders. The Company issued $40.0 million of its 11 1/4% senior subordinated notes due 2008, in order to fund the cash portion of the acquisition price and related fees and expenses.

    In connection with the acquisition, each of the two NASDI management stockholders entered into three-year employment agreements with NASDI, containing incentives to achieve certain earnings levels, as well as non-compete provisions should the NASDI management stockholders leave NASDI.

    The following unaudited pro forma results of operations have been prepared assuming the acquisition had occurred as of the beginning of the periods presented, including adjustments to the historical financial statements for amortization of goodwill, increased interest on debt incurred to finance the acquisition, and adjustment of certain bonus compensation paid to shareholders to reflect bonus amounts as allowed per the terms of the purchase agreement. The unaudited pro forma operating results are not necessarily indicative of operating results that would have occurred had these acquisitions been consummated at the beginning of the periods presented, or of future operating results.

	Three Months Ended March 31,
	2001	2000
Contract revenues	$81,266	$111,596
Operating income	10,419	18,223
Income before income taxes and minority interests	4,588	12,331
Net income	1,544	5,362

10. Supplemental condensed consolidating financial information

    Included in the Company's long-term debt is $115,000 of 11 1/4% senior subordinated notes which will mature on August 15, 2008. The payment obligations of the Company under the senior subordinated notes are guaranteed by certain of the Company's wholly owned domestic subsidiaries ("Subsidiary Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company's non-guarantor subsidiaries and for the Company ("GLD Corporation").

Condensed Consolidating Balance Sheet at March 31, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$798	$73	$—	$—	$871
Accounts receivable, net	36,792	1,308	—	—	38,100
Receivables from affiliates	4,325	8,799	—	(13,124)	—
Current portion of net investment in direct financing leases	—	1,789	1,874	(3,663)	—
Contract revenues in excess of billings	14,981	2,868	—	—	17,849
Inventories	10,321	4,353	—	—	14,674
Prepaid expenses and other current assets	13,852	994	738	—	15,584

Total current assets	81,069	20,184	2,612	(16,787)	87,078
Property and equipment, net	78,378	14,024	42,623	—	135,025
Net investment in direct financing leases	—	1,469	1,176	(2,645)	—
Investments in subsidiaries	18,125	—	124,002	(142,127)	—
Notes receivable from affiliate	15,189	—	—	(15,189)	—
Inventories	7,212	—	—	—	7,212
Investments in joint ventures	6,204	—	—	—	6,204
Other assets	2,109	—	3,445	—	5,554

	$208,286	$35,677	$173,858	$(176,748)	$241,073

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$25,244	$3,088	$—	$9	$28,341
Payables to affiliates	7,058	4,131	1,935	(13,124)	—
Accrued expenses	7,874	1,879	10,017	—	19,770
Current portion of obligations under capital leases	—	3,663	—	(3,663)	—
Billings in excess of contract revenues	6,762	—	—	—	6,762
Current maturities of long-term debt	—	—	9,500	—	9,500

Total current liabilities	46,938	12,761	21,452	(16,778)	64,373
Long-term debt	—	—	153,000	—	153,000
Obligations under capital leases	—	2,645	—	(2,645)	—
Note payable to affiliate	—	—	15,189	(15,189)	—
Deferred income taxes	30,520	117	13,587	—	44,224
Other	5,167	270	1,334	—	6,771

Total liabilities	82,625	15,793	204,562	(34,612)	268,368
Minority interests	—	—	—	4,010	4,010
Stockholders' equity (deficit)	125,661	19,884	(30,704)	(146,146)	(31,305)

	$208,286	$35,677	$173,858	$(176,748)	$241,073

Condensed Consolidating Balance Sheet at December 31, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$(654)	$1,791	$—	$—	$1,137
Accounts receivable, net	37,558	3,020	—	—	40,578
Receivables from affiliates	7,956	6,186	9	(14,151)	—
Current portion of net investment in direct financing leases	—	1,714	1,830	(3,544)	—
Contract revenues in excess of billings	17,254	1,288	—	—	18,542
Inventories	10,694	3,963	—	—	14,657
Prepaid expenses and other current assets	15,651	844	748	—	17,243

Total current assets	88,459	18,806	2,587	(17,695)	92,157
Property and equipment, net	79,881	14,454	43,327	—	137,662
Net investment in direct financing leases	—	1,946	1,661	(3,607)	—
Investments in subsidiaries	16,105	—	119,326	(135,431)	—
Notes receivable from affiliate	15,815	—	—	(15,815)	—
Inventories	6,773	—	—	—	6,773
Investments in joint ventures	6,394	—	—	—	6,394
Other assets	2,109	—	3,640	—	5,749

	$215,536	$35,206	$170,541	$(172,548)	$248,735

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$34,901	$2,903	$—	$9	$37,813
Payables to affiliates	5,310	5,482	3,359	(14,151)	—
Accrued expenses	10,141	2,005	13,490	—	25,636
Current portion of obligations under capital leases	—	3,544	—	(3,544)	—
Billings in excess of contract revenues	7,863	—	—	—	7,863
Current maturities of long-term debt	—	—	9,000	—	9,000

Total current liabilities	58,215	13,934	25,849	(17,686)	80,312
Long-term debt	—	—	146,000	—	146,000
Obligations under capital leases	—	3,607	—	(3,607)	—
Note payable to affiliate	—	—	15,815	(15,815)	—
Deferred income taxes	30,310	168	13,824	—	44,302
Other	5,416	280	1,336	—	7,032

Total liabilities	93,941	17,989	202,824	(37,108)	277,646
Minority interests	—	—	—	3,372	3,372
Stockholders' equity (deficit)	121,595	17,217	(32,283)	(138,812)	(32,283)

	$215,536	$35,206	$170,541	$(172,548)	$248,735

Condensed Consolidating Statement of Income for the three months ended March 31, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$67,409	$13,451	$—	$(8,300)	$72,560
Costs of contract revenues	(56,989)	(9,352)	(442)	8,300	(58,483)

Gross profit	10,420	4,099	(442)	—	14,077
General and administrative expenses	(4,417)	(1,044)	—	—	(5,461)

Operating income	6,003	3,055	(442)	—	8,616
Interest, net	156	(203)	(4,382)	—	(4,429)
Equity in earnings of subsidiaries	2,021	—	4,675	(6,696)	—
Equity in loss of joint venture	(190)	—	—	—	(190)

Income before income taxes and minority interests	7,990	2,852	(149)	(6,696)	3,997
Income tax (expense) benefit	(3,323)	(185)	1,713	—	(1,795)
Minority interests	—	—	—	(638)	(638)

Net income	$4,667	$2,667	$1,564	$(7,334)	$1,564

Condensed Consolidating Statement of Income for the three months ended March 31, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$80,609	$13,950	$—	$(5,663)	$88,896
Costs of contract revenues	(67,934)	(10,445)	(219)	5,663	(72,935)

Gross profit (loss)	12,675	3,505	(219)	—	15,961
General and administrative expenses	(4,266)	(971)	(106)	—	(5,343)

Operating income (loss)	8,409	2,534	(325)	—	10,618
Interest, net	57	23	(4,548)	—	(4,468)
Equity in earnings of subsidiaries	1,810	—	5,546	(7,356)	—
Equity in loss of joint venture	(194)	—	—	—	(194)

Income before income taxes and minority interests	10,082	2,557	673	(7,356)	5,956
Income tax (expense) benefit	(4,255)	(324)	1,878	—	(2,701)
Minority interests	—	—	—	(704)	(704)

Net income	$5,827	$2,233	$2,551	$(8,060)	$2,551

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income	$4,667	$2,667	$1,564	$(7,334)	$1,564
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,135	388	664	—	3,187
(Loss) earnings of subsidiaries and joint venture	(1,839)	—	(4,667)	6,696	190
Minority interests	—	—	—	638	638
Deferred income taxes	210	(51)	(79)	—	80
Gain on dispositions of property and equipment	(56)	—	—	—	(56)
Other, net	(249)	71	394	—	216
Changes in assets and liabilities:
Accounts receivable	766	1,712	—	—	2,478
Contract revenues in excess of billings	2,273	(1,580)	—	—	693
Inventories	(66)	(390)	—	—	(456)
Prepaid expenses and other current assets	1,799	(150)	236	—	1,885
Accounts payable and accrued expenses	(12,637)	59	(3,745)	—	(16,323)
Billings in excess of contract revenues	(1,101)	—	(282)	—	(1,383)

Net cash flows from operating activities	(4,098)	2,726	(5,915)	—	(7,287)
Investing Activities
Purchases of property and equipment	(511)	(39)	—	—	(550)
Proceeds from dispositions of property and equipment	56	—	—	—	56
Principal payments (receipts) on direct financing leases	—	402	(402)	—	—

Net cash flows from investing activities	(455)	363	(402)	—	(494)
Financing Activities
Repayments of long-term debt	—	—	(2,000)	—	(2,000)
Borrowing (repayments) of revolving loans, net	—	—	9,500	—	9,500
Principal receipts (payments) on capital leases	—	(843)	843	—	—
Net change in accounts with affiliates	6,005	(3,964)	(2,041)	—	—
Repayment on notes receivable from stockholders	—	—	15	—	15

Net cash flows from financing activities	6,005	(4,807)	6,317	—	7,515

Net change in cash and equivalents	1,452	(1,718)	—	—	(266)
Cash and equivalents at beginning of year	(654)	1,791	—	—	1,137

Cash and equivalents at end of year	$798	$73	$—	$—	$871

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income	$5,827	$2,233	$2,551	$(8,060)	$2,551
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,021	821	267	—	3,109
(Loss) earnings of subsidiaries and joint venture	(1,616)	—	(5,546)	7,356	194
Minority interests	—	—	—	704	704
Deferred income taxes	(1,088)	(44)	63	—	(1,069)
Loss on dispositions of property and equipment	37	—	287	—	324
Other, net	(95)	(123)	639	—	421
Changes in assets and liabilities:
Accounts receivable	(21,176)	(185)	—	—	(21,361)
Contract revenues in excess of billings	(4,154)	171	—	—	(3,983)
Inventories	1,033	(7)	—	—	1,026
Prepaid expenses and other current assets	433	610	(1,374)	—	(331)
Accounts payable and accrued expenses	13,879	1,628	(3,807)	—	11,700
Billings in excess of contract revenues	1,020	(387)	—	—	633

Net cash flows from operating activities	(3,879)	4,717	(6,920)	—	(6,082)
Investing Activities
Purchases of property and equipment	(2,369)	(522)	—	—	(2,891)
Dispositions of property and equipment	321	—	—	—	321
Distributions from and investments in joint venture, net	(84)	—	—	—	(84)
Principal payments (receipts) on direct financing leases	—	1,306	(1,306)	—	—
Payments (receipts) on note with affiliate	—	172	(172)	—	—

Net cash flows from investing activities	(2,132)	956	(1,478)	—	(2,654)
Financing Activities
Repayments of long-term debt	—	—	(1,250)	—	(1,250)
Borrowing (repayments) of revolving loans, net	—	—	10,500	—	10,500
Principal receipts (payments) on capital leases	1,305	(2,161)	856	—	—
Net change in accounts with affiliates	6,034	(4,302)	(1,732)	—	—
Repayment on notes receivable from stockholders	—	—	24	—	24
Dividends	1,440	(1,800)	—	360	—
Contributions	(1,080)	1,440	—	(360)	—

Net cash flows from financing activities	7,699	(6,823)	8,398	—	9,274

Net change in cash and equivalents	1,688	(1,150)	—	—	538
Cash and equivalents at beginning of period	284	1,249	—	—	1,533

Cash and equivalents at end of period	$1,972	$99	$—	$—	$2,071

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

General

    The Company is the largest provider of dredging services in the United States. Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: Capital, Maintenance (including controlled disposal dredging) and Beach Nourishment, in which the Company experienced a combined U.S. market share of the projects on which it bids ("bid market") of 37% in 2000. In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which averaged 17% of its contract revenues over the last three years.

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

    The Company's equity in loss of joint ventures relates to the Company's 50% ownership interest in Amboy Aggregates ("Amboy"), which is accounted for using the equity method. The Company conducts certain hopper dredging activities, primarily maintenance and beach nourishment projects, through the operations of NATCO Limited Partnership ("NATCO") and North American Trailing Company ("North American"). Minority interests reflects Ballast Nedam Group N.V.'s respective 25% and 20% interest in NATCO and North American.

Results of Operations

    The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three months ended March 31, 2001 and 2000:

	Three Months Ended March 31,
	2001	2000
Contract revenues	100.0%	100.0%
Costs of contract revenues	(80.6)	(82.1)

Gross profit	19.4	17.9
General and administrative expenses	(7.5)	(6.0)

Operating income	11.9	11.9
Interest expense, net	(6.1)	(5.0)
Equity in loss of joint venture	(0.2)	(0.2)

Income before income taxes and minority interests	5.6	6.7
Provision for income tax	(2.5)	(3.0)
Minority interests	(0.9)	(0.8)

Net income	2.2%	2.9%

EBITDA	16.3%	15.4%

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

Components of Contract Revenues

    The following table sets forth, by type of work, the Company's contract revenues for the three months ended and backlog as of the periods indicated:

	Three Months Ended March 31,
	2001	2000
Revenues (in thousands)
Capital—U.S.	$29,658	$40,619
Capital—foreign	11,442	15,511
Beach	24,095	8,134
Maintenance	7,365	24,632

	$72,560	$88,896

	March 31,
	2001	2000
Backlog (in thousands)
Capital—U.S.	$73,352	$111,982
Capital—foreign	55,999	88,650
Beach	39,064	2,290
Maintenance	17,490	14,544

	$185,905	$217,466

    First quarter 2001 revenues represent a typical first quarter level for the Company, whereas the first quarter 2000 revenues benefited from optimal mechanical equipment efficiency and increased equipment utilization due to favorable weather conditions. First quarter 2001 revenues of $72.6 million decreased by 18.3% compared to the first quarter of 2000, while first quarter 2001 gross profit of $14.1 million decreased only 11.8%, when compared to the same period of 2000.

    Capital work, which includes large port deepenings and other infrastructure projects, declined during the first quarter of 2001 due to the timing of performing certain capital projects in backlog. However, the Company expects the domestic capital market to remain strong as Deep Port projects, authorized by the 1986 Water Resource Development Act and subsequent bills, continue to be announced by the Army Corps of Engineers ("Corps"). Since 1997, the Corps has announced new Deep Port work and expanded existing projects with a revenue value in excess of $2.0 billion, to be completed through 2005. Since this time, 23 projects with a total revenue value of $688.3 million, have been let for bid through the first quarter of 2001. The Company was the low bidder on ten of these projects, with a value of $330.3 million, representing 48.0% of the total let for bid. The Company's cumulative market share of Deep Port projects let for bid over the last five years was 60%. The Company's bid market share of total U.S. capital projects (including Deep Port projects) was 35% in 2000.

    During this quarter, significant contract revenues from domestic capital projects included $20.5 million and $2.7 million from channel deepening projects in Wilmington and San Juan, respectively. Additionally, foreign capital projects in India and Ghana contributed $6.2 million and $3.7 million, respectively, to first quarter revenues.

    Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion. First quarter 2001 revenues from beach nourishment projects increased $15.9 million over the 2000 first quarter, as the Company performed on numerous beach projects won in the third and fourth quarters of 2000 and the first quarter of 2001. Significant beach nourishment projects in Brevard County, Florida; Gulf Shores, Alabama; Ocean Isle, North Carolina; and Patrick Air Force Base, Florida contributed $8.8 million, $4.0 million, $2.4 million, and $2.3 million, respectively, to first quarter revenues.

    Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Revenues from maintenance projects for the three months ended March 31, 2001 decreased $17.3 million over the same period of 2000, primarily due to the low level of maintenance backlog at year-end. Several projects were bid and won during the quarter, due to the increase in precipitation experienced in the Midwest this spring.

    First quarter 2001 revenues of the Company's NATCO hopper dredging subsidiary totaled $13.5 million which was consistent with the first quarter 2000 revenues of $14.0 million.

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

    As of March 31, 2001, the Company had backlog of $185.9 million, which is down from backlog at March 31, 2000 of $217.5 million, but continues to represent a strong level for the Company. During the first quarter, domestic projects valued at $101.7 million were let for bid, of which the Company won approximately 37%. In addition, the Company added $12.9 million to backlog on projects that were pending award at December 31, 2000. The second and third quarter bid markets are expected to improve based on information received from the Corps' offices and authorizations included in the WRDA bills. As evidenced by the sporadic bidding experienced in 2000, the timing and flow of project bids can have a significant effect on unit pricing. We anticipate that the bulk of 2001 projects will be bid over the second and third quarters; however, if postponements occur in the second quarter, it will likely again lead to more competitive bidding and lower margins.

    Domestic capital projects make up $73.4 million or 39.5% of the March 31, 2001 backlog. This includes work remaining on significant Deep Port capital projects in San Juan, Charleston, Wilmington and Baltimore. The majority of foreign capital project backlog is attributable to the project in Ghana.

    The beach market continued to improve through the first quarter, as a number of the beach nourishment projects, which had been postponed through mid-2000 due to administrative and funding delays, have subsequently been let for bid. The beach nourishment backlog level of $39.1 million at March 31, 2001 is the highest its been since 1998. According to recent schedules provided by the Corps, additional beach projects, which the Company estimates are valued in excess of $100 million, remain scheduled for 2001 bids.

    Maintenance backlog of $17.5 million at March 31, 2001, represents an improvement over all quarters of 2000. The abundant precipitation experienced in the Midwest this spring is expected to result in increased work along the Mississippi River, which should yield high maintenance dredge utilization and improving maintenance margins, as compared to recent drought years.

Results of Operations

    Contract Revenues.  Contract revenues were $72.6 million in the first quarter of 2001, a decrease of 18.4% from revenues of $88.9 million in the first quarter of 2000. As mentioned previously, the 2001 first quarter represents typical first quarter performance for the Company. The 2000 first quarter revenues reflected high levels of equipment utilization due to favorable weather and improved mechanical equipment efficiency.

    Costs of Contract Revenues.  Costs of contract revenues for the three months ended March 31, 2001 decreased $14.5 million, or 19.8%, over the three months ended March 31, 2000. The decrease in costs of contract revenues for the 2001 period is a result of the reduction in revenues. As a percentage of contract revenues, costs of contract revenues were 80.6% for the first quarter of 2001 compared to 82.1% in the same 2000 period. Both 2000 and 2001 first quarter contract margins reflect a favorable mix of higher margin projects; however, 2000 first quarter margins were also impacted by poor performance on the joint venture project in Egypt, which was completed in 2000.

    Gross Profit.  Gross profit was $14.1 million for the three months ended March 31, 2001, a decrease of $1.9 million or 11.8% over the three months ended March 31, 2000. The decline in 2001 is a result of the decrease in revenues.

    General and Administrative Expenses.  General and administrative expenses remained relatively consistent at $5.5 million for the three months ended March 31, 2001, compared to $5.3 million for the same period of 2000.

    Operating Income.  Operating income decreased $2.0 million, or 18.9%, to $8.6 million for the three months ended March 31, 2001 from $10.6 million for the three months ended March 31, 2000, due to the decrease in revenues.

    EBITDA.  EBITDA decreased $1.9 million or 14.0% to $11.8 million for the three months ended March 31, 2001 from $13.7 million for the three months ended March 31, 2001, due to the decrease in revenues.

    Interest Expense, Net.  Net interest expense was $4.4 million for the three months ended March 31, 2001 and 2000. While the Company's term loan has decreased to $29.0 million at March 31, 2001 compared to $36.3 million at March 31, 2000, revolver borrowings have recently increased due to additional working capital investment required for certain projects; therefore, interest expense has remained consistent.

    Equity in Loss of Joint Ventures.  Equity in loss of joint ventures was $0.2 million for the three months ended March 31, 2001 and 2000. Losses for both periods reflect the ongoing reduction in demand for Amboy's products, which is expected to continue in the foreseeable future.

    Income Tax Expense.  Income tax expense for the three months ended March 31, 2001 decreased $0.9 million from the same period of 2000, due to decreased earnings in 2001. The effective tax rate for the three month periods was relatively comparable at 44.9% and 45.3% for 2001and 2000, respectively.

    Minority Interests.  For the three months ended March 31, 2001, the income attributable to minority interests was $0.6, compared to $0.7 million for the three months ended March 31, 2000, as a result of the relatively consistent NATCO hopper dredging operations for the respective periods.

    Net Income.  Net income was $1.6 million for the three months ended March 31, 2001 compared to $2.6 million for the three months ended March 31, 2000, a decrease of 38.7% resulting from the decline in revenues.

Liquidity and Capital Resources

    The Company's primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit with the Company's senior lenders. The Company's primary uses of cash are funding working capital, capital expenditures and debt service.

    The Company's net cash used in operating activities for the three months ended March 31, 2001 and 2000 totaled $7.3 million and $6.1 million, respectively. The Company's use of cash for operating activities in both periods relates primarily to increased working capital requirements necessitated by certain projects underway during the respective quarters.

    The Company's net cash used in investing activities for the three months ended March 31, 2001 and 2000, totaled $0.5 million and $2.7 million, respectively. The use of cash for investing activities generally relates to capital expenditures, and has varied due to the timing of incurring such expenditures.

    The Company's net cash flows from financing activities for the three months ended March 31, 2001 and 2000 were $7.5 million and $9.3 million, respectively, and reflect the Company's utilization of revolver borrowings, net of scheduled repayments of term debt during the respective periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The market risk of the Company's financial instruments as of March 31, 2001 has not significantly changed since December 31, 2000. The market risk profile of the Company on December 31, 2000 is disclosed in the Company's 2000 Annual Report on Form 10-K.

Part II

Item 6 Exhibits and Reports on Form 8-K

(a)  Exhibits

(b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT LAKES DREDGE & DOCK CORPORATION
Date: May 15, 2001	By:
/s/ DEBORAH A. WENSEL Deborah A. Wensel Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
2.01	Plan and Agreement of Merger dated as of August 19, 1998 between the Company and Great Lakes Dredge & Dock Acquisition, Inc.(1)
2.02	Stock Purchase Agreement by and among Great Lakes Dredge & Dock Corporation and Great Lakes/North American Site Developers, Inc. and North American Site Developers, Inc. and the Stockholders of North American Site Developers, Inc.(3)
3.01	Restated Certificate of Incorporation of the Company.(1)
3.02	Bylaws of the Company.(1)
4.01	Indenture dated as of August 19, 1998 among the Company, the Subsidiary Guarantors and the Bank of New York, as Trustee.(1)
4.02	Form of 11 1/4% Senior Subordinated Note due 2008 (included in Exhibit 4.01).(1)
10.01	Amended and Restated Credit Agreement dated as of April 24, 2001 among the Company, the other loan parties thereto, the financial institutions party thereto and Bank of America, N.A. as administrative agent.(2)
10.02	Second Amendment to Second Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of April 24, 2001.(2)
10.03	Stockholders Agreement dated as of April 17, 2001, between Great Lakes Dredge & Dock Corporation, Christopher A. Berardi, Joseph K. Berardi, and Great Lakes/North American Site Developers, Inc.(3)
10.04	Junior Subordinated Promissory Note dated as of April 17, 2001 between Great Lakes/North American Site Developers, Inc. and Christopher A. Berardi.(3)
10.05	Junior Subordinated Promissory Note dated as of April 17, 2001 between Great Lakes/North American Site Developers, Inc. and Joseph K. Berardi.(3)

(1)
Incorporated by reference to Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Securities and Exchange Commission on September 29, 1998.

(2)
Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-60300) filed with the Securities and Exchange Commission on May 4, 2001.

(3)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2001.

QuickLinks

INDEX
Part I—Financial Information
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II
  Item 6 Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX