Form 10-Q
period 2001-06-30
GREAT LAKES DREDGE & DOCK CORP
filed 2001-08-14
CIK 885538

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 10, 2001, there were outstanding 1,538,800 shares of Class A Common Stock, 3,363,900 shares of Class B Common Stock and 44,675 shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2001

INDEX

			Page
Part I	Financial Information
	Item 1	Financial Statements (Unaudited)
		Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000	2
		Condensed Consolidated Statements of Income for the Three and Six Months ended June 30, 2001 and 2000	3
		Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2001 and 2000	4
		Notes to Unaudited Condensed Consolidated Financial Statements	5
	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Part II	Other Information
	Item 6	Exhibits and Reports on Form 8-K	23
Signature			24
Exhibit Index			25

Part I—Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2001	December 31, 2000
Assets
Current assets:
Cash and equivalents	$1,490	$1,137
Accounts receivable, net	51,129	40,578
Contract revenues in excess of billings	17,087	18,542
Inventories	16,510	14,657
Prepaid expenses and other current assets	20,335	17,243

Total current assets	106,551	92,157
Property and equipment, net	139,737	137,662
Goodwill, net of amortization of $421	29,867	—
Inventories	7,351	6,773
Investments in joint ventures	6,511	6,394
Other assets	7,091	5,749

Total assets	$297,108	$248,735

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$32,639	$37,813
Accrued expenses	24,438	25,636
Billings in excess of contract revenues	6,395	7,863
Current maturities of long-term debt	10,930	9,000

Total current liabilities	74,402	80,312
Long-term debt	194,708	146,000
Deferred income taxes	44,774	44,302
Other	7,079	7,032

Total liabilities	320,963	277,646
Minority interests	6,178	3,372
Commitments and contingencies (Note 10)	—	—
Stockholders' deficit:
Preferred stock, $.01 par value; 250,000 shares authorized: 45,000 issued; 44,675 outstanding	1	1
Common stock, $.01 par value; 50,000,000 shares authorized: 5,000,000 issued; 4,902,700 outstanding	50	50
Additional paid-in capital	50,457	50,457
Accumulated deficit	(79,575)	(82,268)
Accumulated other comprehensive loss	(458)	—
Treasury stock, at cost (325 preferred shares, 97,300 common shares)	(422)	(422)
Note receivable from stockholder	(86)	(101)

Total stockholders' deficit	(30,033)	(32,283)

Total liabilities and stockholders' deficit	$297,108	$248,735

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Contract revenues	$78,301	$85,474	$150,861	$174,370
Costs of contract revenues	63,925	73,335	122,408	146,270

Gross profit	14,376	12,139	28,453	28,100
General and administrative expenses	6,143	5,303	11,604	10,646

Operating income	8,233	6,836	16,849	17,454
Interest expense, net	(5,286)	(4,621)	(9,715)	(9,089)
Amortization of goodwill	(421)	—	(421)	—
Equity in earnings (loss) of joint venture	307	68	117	(126)

Income before income taxes and minority interests	2,833	2,283	6,830	8,239
Income tax expense	(1,224)	(1,011)	(3,019)	(3,712)
Minority interests	(480)	(28)	(1,118)	(732)

Net income	$1,129	$1,244	$2,693	$3,795

Other comprehensive income, net of tax:
Cumulative effect of adopting SFAS 133	—	—	(745)	—
Reclassification of derivative losses to earnings	128	—	402	—
Net gain (loss) on derivative instruments	15	—	(115)	—

Comprehensive income	$1,272	$1,244	$2,235	$3,795

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2001	2000
Operating Activities
Net income	$2,693	$3,795
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,993	6,373
(Income) loss of joint venture	(117)	126
Minority interests	1,118	732
Deferred income taxes	(72)	(972)
(Gain) loss on dispositions of property and equipment	(292)	384
Other, net	557	677
Changes in assets and liabilities:
Accounts receivable, net	(3,044)	(16,579)
Contract revenues in excess of billings	3,417	(4,787)
Inventories	(2,431)	920
Prepaid expenses and other current assets	(1,695)	(450)
Accounts payable and accrued expenses	(15,053)	9,161
Billings in excess of contract revenues	(1,769)	2,425

Net cash flows from operating activities	(9,695)	1,805
Investing Activities
Purchases of property and equipment	(3,798)	(7,021)
Dispositions of property and equipment	606	261
Distributions from and investments in joint ventures, net	—	(84)
Purchase of NASDI stock, net of cash	(33,800)	—

Net cash flows from investing activities	(36,992)	(6,844)
Financing Activities
Repayments of long-term debt	(4,175)	(2,500)
Borrowings (repayments) of revolving loans, net	11,000	6,500
Proceeds from issuance of 11 1/4% subordinated notes	39,700	—
Issuance of NASDI stockholder notes	3,000	—
Financing fees	(2,500)	—
Repayment on notes receivable from stockholders	15	24

Net cash flows from financing activities	47,040	4,024

Net change in cash and equivalents	353	(1,015)
Cash and equivalents at beginning of period	1,137	1,533

Cash and equivalents at end of period	$1,490	$518

Supplemental Cash Flow Information
Cash paid for interest	$8,512	$8,729

Cash paid for taxes	$2,848	$8,478

Supplemental Schedule of Noncash Investing and Financing Activities
The Company purchased 80% of the capital stock of NASDI for $38,800. In conjunction with the acquisition, liabilities were assumed, as follows:
Fair value of assets acquired	$47,107
Cash paid for the capital stock	(38,800)

Liabilities assumed	$8,307

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

2.  Allocation of equipment cost

    The Company can have significant fluctuations in dredging equipment utilization throughout the year. Accordingly, for interim reporting, the Company defers or accrues fixed equipment costs and amortizes the expenses in proportion to revenues recognized over the year to better match revenues and expenses.

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

    The Company uses derivative instruments to manage commodity price and foreign currency exchange risks. Such instruments are not used for trading purposes. As of June 30, 2001, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through January 2002. As of June 30, 2001, there were 7.3 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $0.80 to $0.84 per gallon. At June 30, 2001 and December 31, 2000, the unrealized loss on these contracts was estimated to be $754 and $1,200, respectively, based on quoted market prices. The unrealized loss at June 30, 2001 is recorded in accrued liabilities on the balance sheet.

    Upon adoption of SFAS 133, the Company designated these fuel hedge arrangements as cash flow hedges, resulting in the following activity in accumulated other comprehensive loss (net of income taxes):

Cumulative effect of adopting SFAS 133 as of January 1, 2001	$(745)
Losses reclassified into earnings from accumulated other comprehensive loss	402
Change in fair value of derivatives	(115)

Accumulated other comprehensive loss as of June 30, 2001	$(458)

    Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial. The remaining losses included in accumulated other comprehensive loss at June 30, 2001 will be reclassified into earnings over the next seven months, the remaining term of the hedge arrangements.

    The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates. At June 30, 2001 and December 31, 2000, the Company had long-term subordinated notes outstanding with a recorded book value of $154,708 and $115,000, respectively. The fair value of these notes was $158,100 and $114,425 at June 30, 2001 and December 31, 2000, respectively, based on quoted market prices. The Company is contingently liable under letters of credit and other financial guarantees. It is not practicable to estimate the fair value of these financial instruments; however, the Company does not expect any material losses to result from these financial instruments since performance is not likely to be required.

4.  Acquisition of North American Site Developers, Inc.

    In April 2001, the Company purchased 80% of the capital stock of North American Site Developers, Inc. ("NASDI") a demolition service provider located in the Boston, Massachusetts area. The purchase consideration for the acquisition included (1) $35,000 in cash payable to the stockholders of NASDI, and (2) two junior subordinated promissory notes totaling $3,000 from NASDI payable to the NASDI management stockholders. The total purchase price including acquisition costs was $38,800. The Company issued $40,000 of its 11 1/4% senior subordinated notes due 2008 to fund the cash portion of the acquisition price and pay related fees and expenses.

    The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations of NASDI are included in the Company's consolidated statements of income from the date of the acquisition. The purchase price has been allocated on a preliminary basis while the Company completes its final evaluation of the fair value of assets acquired and liabilities assumed. Therefore, the allocation of purchase price is subject to adjustment; however, the Company does not expect that such adjustments will have a material effect on its consolidated financial statements. Preliminary goodwill in the amount of $30,288 million has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and is being amortized on a straight-line basis over 15 years.

    The following unaudited pro forma combined results of operations for the six months ended June 30, 2001 and 2000 have been prepared assuming the acquisition had occurred as of the beginning of the periods presented. The pro forma amounts include adjustments to reflect amortization of goodwill, increased interest on debt incurred to finance the acquisition, and adjustment of certain bonus compensation paid to NASDI stockholders to reflect bonus amounts as allowed per the terms of the purchase agreement. The unaudited pro forma operating results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had this acquisition been consummated at the beginning of the periods presented.

	Six Months Ended June 30,
	2001	2000
Contract revenues	$161,995	$218,770
Operating income	19,747	32,324
Income before income taxes and minority interests	7,518	19,719
Net income	2,418	8,587

5.  Accounts receivable

    Accounts receivable at June 30, 2001 and December 31, 2000 are as follows:

	June 30, 2001	December 31, 2000
Completed contracts	$20,665	$8,935
Contracts in progress	27,453	29,102
Retainage	4,036	3,528

	52,154	41,565
Allowance for doubtful accounts	(1,025)	(987)

	$51,129	$40,578

6.  Contracts in progress

    The components of contracts in progress at June 30, 2001 and December 31, 2000 are as follows:

	June 30, 2001	December 31, 2000
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$87,993	$265,765
Prepaid contract costs	(5,305)	(2,788)
Amounts billed	(68,374)	(246,000)

Costs and earnings in excess of billings for contracts in progress	14,314	16,977
Costs and earnings in excess of billings for completed contracts	2,773	1,565

	$17,087	$18,542

Billings in excess of costs and earnings:
Amounts billed	$(187,251)	$(77,837)
Costs and earnings for contracts in progress	179,865	69,217

	$(7,386)	$(8,620)

    The Company received advanced payments related to a long-term foreign contract that are considered billings in excess of costs and earnings. The contract commenced in 1999 and is expected to be completed over approximately four years. These advance payment amounts are being earned as the work is performed over the duration of the contract. The amounts of $991 and $757 related to contract performance anticipated to be beyond one year are included in other long-term liabilities at June 30, 2001 and December 31, 2000, respectively.

7.  Accrued expenses

    Accrued expenses at June 30, 2001 and December 31, 2000 are as follows:

	June 30, 2001	December 31, 2000
Interest	$6,187	$5,310
Foreign income taxes	5,202	6,341
Insurance	4,416	4,341
Payroll and employee benefits	3,956	5,787
U.S. income and other taxes	2,736	2,518
Derivative liability	754	—
Other	1,187	1,339

	$24,438	$25,636

8.  Long-term debt

    In April 2001, the Company issued $40,000 of its 11 1/4% senior subordinated notes due 2008 to finance the acquisition of NASDI. The notes were issued at a discount of $300, which is being amortized to interest expense over the remaining term of the notes. At the time of the acquisition, the Company amended its bank credit agreement to allow for the issuance of additional debt and revise certain financial covenants to be consistent with the increased debt levels and activity resulting from the acquisition.

    Also in connection with the acquisition, the Company issued two junior subordinated promissory notes totaling $3,000 from NASDI payable to the NASDI management stockholders. Interest on these notes is calculated at the rate of 6.0%, payable annually; the principal is payable in a single installment on March 31, 2004.

9.  Segment information

    Segment information is presented in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company and its subsidiaries operate in two reportable segments: dredging and demolition. These segments were determined based on the type of service provided by each segment. The Company's financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Dredging
Contract revenues	$69,630	$85,474	$142,190	$174,370
Operating income	6,893	6,836	15,509	17,454
Demolition
Contract revenues	$8,671	$—	$8,671	$—
Operating income	1,340	—	1,340	—
Total
Contract revenues	$78,301	$85,474	$150,861	$174,370
Operating income	8,233	6,836	16,849	17,454
	As of
	June 30, 2001	Dec. 31, 2000
Dredging
Working capital	$33,167	$11,845
Property and equipment, net	134,257	137,662
Demolition
Working capital	$(1,018)	$—
Property and equipment, net	5,480	—
Total
Working capital	$32,149	$11,845
Property and equipment, net	139,737	137,662

10. Commitments and contingencies

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

    At June 30, 2001, the Company is contingently liable, in the normal course of business, for $14,151 in letters of credit related primarily to contract performance guarantees.

    The Company's joint venture equity investee, Amboy Aggregates, has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest, which totaled $2,523 at June 30, 2001.

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

11. Effect of recently issued accounting pronouncements

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Additionally, SFAS 141 has transition provisions which apply to business combinations accounted for by the purchase method that were completed prior to July 1, 2001 which could require possible reclassification of certain separately recognized intangible assets or goodwill components. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company will be required to adopt SFAS 142 at the beginning of 2002, with any transitional impairment loss being recognized as the effect of a change in accounting principle. Management is currently evaluating the impact of the adoption of these standards, but does not anticipate that the adoption of these statements will have a material impact on the Company's financial position or results of operations or cash flows.

12. Supplemental condensed consolidating financial information

    Included in the Company's long-term debt is $155,000 of 11 1/4% senior subordinated notes which will mature on August 15, 2008. The payment obligations of the Company under the senior subordinated notes are guaranteed by certain of the Company's wholly owned domestic subsidiaries ("Subsidiary Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company's non-guarantor subsidiaries and for the Company ("GLD Corporation").

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Balance Sheet at June 30, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$1,429	$61	$—	$—	$1,490
Accounts receivable, net	38,407	12,722	—	—	51,129
Receivables from affiliates	7,488	4,946	—	(12,434)	—
Current portion of net investment in direct financing leases	—	1,869	1,918	(3,787)	—
Contract revenues in excess of billings	16,912	175	—	—	17,087
Inventories	11,685	4,825	—	—	16,510
Prepaid expenses and other current assets	19,976	(479)	838	—	20,335

Total current assets	95,897	24,119	2,756	(16,221)	106,551
Property and equipment, net	83,525	14,559	41,653	—	139,737
Goodwill, net of amortization	29,867	—	—	—	29,867
Net investment in direct financing leases	—	971	680	(1,651)	—
Investments in subsidiaries	18,712	—	134,138	(152,850)	—
Notes receivable from affiliate	17,077	—	24,407	(41,484)	—
Inventories	7,351	—	—	—	7,351
Investments in joint ventures	6,511	—	—	—	6,511
Other assets	3,175	—	3,916	—	7,091

	$262,115	$39,649	$207,550	$(212,206)	$297,108

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$28,354	$3,726	$550	$9	$32,639
Payables to affiliates	15,295	6,994	(9,855)	(12,434)	—
Accrued expenses	9,605	1,870	12,963	—	24,438
Current portion of obligations under capital leases	—	3,787	—	(3,787)	—
Billings in excess of contract revenues	6,007	388	—	—	6,395
Current maturities of long-term debt	930	—	10,000	—	10,930

Total current liabilities	60,191	16,765	13,658	(16,212)	74,402
Long-term debt	3,000	—	191,708	—	194,708
Obligations under capital leases	—	1,651	—	(1,651)	—
Note payable to affiliate	24,407	—	17,077	(41,484)	—
Deferred income taxes	31,359	67	13,348	—	44,774
Other	5,352	393	1,334	—	7,079

Total liabilities	124,309	18,876	237,125	(59,347)	320,963
Minority interests	—	—	—	6,178	6,178
Stockholders' equity (deficit)	137,806	20,773	(29,575)	(159,037)	(30,033)

	$262,115	$39,649	$207,550	$(212,206)	$297,108

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Income for the three months ended June 30, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$61,232	$17,416	$—	$(347)	$78,301
Costs of contract revenues	(48,838)	(14,825)	(609)	347	(63,925)

Gross profit	12,394	2,591	(609)	—	14,376
General and administrative expenses	(5,143)	(930)	(70)	—	(6,143)

Operating income (loss)	7,251	1,661	(679)	—	8,233
Interest expense, net	(627)	(180)	(4,479)	—	(5,286)
Amortization of goodwill	(421)	—	—	—	(421)
Equity in earnings of subsidiaries	986	—	4,337	(5,323)	—
Equity in earnings of joint ventures	307	—	—	—	307

Income (loss) before income taxes and minority interests	7,496	1,481	(821)	(5,323)	2,833
Income tax (expense) benefit	(2,982)	(192)	1,950	—	(1,224)
Minority interests	—	—	—	(480)	(480)

Net income	$4,514	$1,289	$1,129	$(5,803)	$1,129

Other comprehensive income, net of tax:
Reclassification of derivative losses to earnings	128	—	—	—	128
Net gain (loss) on derivative instruments	15	—	—	—	15

Comprehensive income	$4,657	$1,289	$1,129	$(5,803)	$1,272

Condensed Consolidating Statement of Income for the three months ended June 30, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$88,802	$6,459	$—	$(9,787)	$85,474
Costs of contract revenues	(77,815)	(5,221)	(86)	9,787	(73,335)

Gross profit	10,987	1,238	(86)	—	12,139
General and administrative expenses	(4,598)	(811)	106	—	(5,303)

Operating income	6,389	427	20	—	6,836
Interest expense, net	(359)	(140)	(4,122)	—	(4,621)
Equity in earnings of subsidiaries	586	—	3,602	(4,188)	—
Equity in earnings of joint ventures	68	—	—	—	68

Income (loss) before income taxes and minority interests	6,684	287	(500)	(4,188)	2,283
Income tax (expense) benefit	(2,508)	(247)	1,744	—	(1,011)
Minority interests	—	—	—	(28)	(28)

Net income	$4,176	$40	$1,244	$(4,216)	$1,244

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Income for the six months ended June 30, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$128,641	$30,867	$—	$(8,647)	$150,861
Costs of contract revenues	(105,827)	(24,177)	(1,051)	8,647	(122,408)

Gross profit (loss)	22,814	6,690	(1,051)	—	28,453
General and administrative expenses	(9,560)	(1,974)	(70)	—	(11,604)

Operating income (loss)	13,254	4,716	(1,121)	—	16,849
Interest expense, net	(471)	(383)	(8,861)	—	(9,715)
Amortization of goodwill	(421)	—	—	—	(421)
Equity in earnings of subsidiaries	3,007	—	9,012	(12,019)	—
Equity in earnings of joint venture	117	—	—	—	117

Income (loss) before income taxes and minority interests	15,486	4,333	(970)	(12,019)	6,830
Income tax (expense) benefit	(6,305)	(377)	3,663	—	(3,019)
Minority interests	—	—	—	(1,118)	(1,118)

Net income	$9,181	$3,956	$2,693	$(13,137)	$2,693

Other comprehensive income, net of tax:
Cumulative effect of adopting SFAS 133	(745)	—	—	—	(745)
Reclassification of derivative losses to earnings	402	—	—	—	402
Net gain (loss) on derivative instruments	(115)	—	—	—	(115)

Comprehensive income	$8,723	3,956	$2,693	$(13,137)	$2,235

Condensed Consolidating Statement of Income for the six months ended June 30, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$169,411	$20,409	$—	$(15,450)	$174,370
Costs of contract revenues	(145,749)	(15,666)	(305)	15,450	(146,270)

Gross profit (loss)	23,662	4,743	(305)	—	28,100
General and administrative expenses	(8,864)	(1,782)	—	—	(10,646)

Operating income (loss)	14,798	2,961	(305)	—	17,454
Interest expense, net	(302)	(117)	(8,670)	—	(9,089)
Equity in earnings of subsidiaries	2,396	—	9,148	(11,544)	—
Equity in loss of joint ventures	(126)	—	—	—	(126)

Income before income taxes and minority interests	16,766	2,844	173	(11,544)	8,239
Income tax (expense) benefit	(6,763)	(571)	3,622	—	(3,712)
Minority interests	—	—	—	(732)	(732)

Net income	$10,003	$2,273	$3,795	$(12,276)	$3,795

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income	$9,181	$3,956	$2,693	$(13,137)	$2,693
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,635	940	1,418	—	6,993
Earnings of subsidiaries and joint venture	(2,955)	—	(9,181)	12,019	(117)
Minority interests	—	—	—	1,118	1,118
Deferred income taxes	504	(100)	(476)	—	(72)
Gain on dispositions of property and equipment.	(292)	—	—	—	(292)
Other, net	1,601	126	(1,170)	—	557
Changes in assets and liabilities:		—
Accounts receivable	6,658	(9,702)	—	—	(3,044)
Contract revenues in excess of billings	2,304	1,113	—	—	3,417
Inventories	(1,569)	(862)	—	—	(2,431)
Prepaid expenses and other current assets	(3,428)	1,323	410	—	(1,695)
Accounts payable and accrued
expenses	(15,010)	676	(719)	—	(15,053)
Billings in excess of contract revenues	(2,157)	388	—	—	(1,769)

Net cash flows from operating activities	(528)	(2,142)	(7,025)	—	(9,695)
Investing Activities
Purchases of property and equipment	(2,753)	(1,045)	—	—	(3,798)
Proceeds from dispositions of property and equipment	502	—	104	—	606
Purchase of NASDI stock, net of cash	—	—	(33,800)	—	(33,800)
Principal payments (receipts) on direct financing leases	—	820	(820)	—	—
Payments (receipts) on note with affiliate	—	344	(344)	—	—

Net cash flows from investing activities	(2,251)	119	(34,860)	—	(36,992)
Financing Activities
Repayments of long-term debt	(175)	—	(4,000)	—	(4,175)
Borrowing (repayments) of revolving loans, net	—	—	11,000	—	11,000
Proceeds from issuance of 11 1/4% subordinated notes	—	—	39,700	—	39,700
Issuance of NASDI stockholder notes	—	—	3,000	—	3,000
Financing fees	—	—	(2,500)	—	(2,500)
Principal receipts (payments) on capital leases	—	(1,714)	1,714	—	—
Net change in accounts with affiliates	4,637	2,407	(7,044)	—	—
Repayment on notes receivable from stockholders	—	—	15	—	15
Dividends	1,600	(2,000)	—	400	—
Contributions from partners	(1,200)	1,600	—	(400)	—

Net cash flows from financing activities	4,862	293	41,885	—	47,040

Net change in cash and equivalents	2,083	(1,730)	—	—	353
Cash and equivalents at beginning of year	(654)	1,791	—	—	1,137

Cash and equivalents at end of year	$1,429	$61	$—	$—	$1,490

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Cash Flows for the six months ended June 30, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income	$10,003	$2,273	$3,795	$(12,276)	$3,795
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	3,360	1,642	1,371	—	6,373
Earnings of subsidiaries and joint
ventures	(2,270)	—	(9,148)	11,544	126
Minority interests	—	—	—	732	732
Deferred income taxes	(71)	(105)	(796)	—	(972)
Loss on dispositions of property and equipment	97	—	287	—	384
Other, net	(1,097)	(170)	1,944	—	677
Changes in assets and liabilities:		—			—
Accounts receivable	(18,580)	2,001	—	—	(16,579)
Contract revenues in excess of billings	(5,495)	708	—	—	(4,787)
Inventories	948	(28)	—	—	920
Prepaid expenses and other current assets	(43)	(81)	(326)	—	(450)
Accounts payable and accrued
expenses	14,941	(457)	(5,323)	—	9,161
Billings in excess of contract revenues	4,381	(1,956)	—	—	2,425

Net cash flows from operating activities	6,174	3,827	(8,196)	—	1,805
Investing Activities
Purchases of property and equipment	(5,000)	(2,021)	—	—	(7,021)
Dispositions of property and equipment	261	—	—	—	261
Distributions from and investments in joint ventures, net	(84)	—	—	—	(84)
Principal payments (receipts) on direct financing leases	—	2,660	(2,660)	—	—
Payments (receipts) on note with affiliate	—	344	(344)	—	—

Net cash flows from investing activities	(4,823)	983	(3,004)	—	(6,844)
Financing Activities
Repayments of long-term debt	—	—	(2,500)	—	(2,500)
Borrowing (repayments) of revolving loans, net	—	—	6,500	—	6,500
Principal receipts (payments) on capital leases	2,660	(4,082)	1,422	—	—
Net change in accounts with affiliates	(4,714)	(1,040)	5,754	—	—
Repayment on notes receivable from stockholders	—	—	24	—	24
Dividends	1,440	(1,800)		360	—
Contributions from partners	(1,080)	1,440		(360)	—

Net cash flows from financing activities	(1,694)	(5,482)	11,200	—	4,024

Net change in cash and equivalents	(343)	(672)	—	—	(1,015)
Cash and equivalents at beginning of year	284	1,249	—	—	1,533

Cash and equivalents at end of year	$(59)	$577	$—	$—	$518

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

    In April 2001, the Company purchased 80% of the capital stock of North American Site Developers, Inc. ("NASDI"), a demolition service provider located in the Boston, Massachusetts area. The purchase consideration for the acquisition included (1) $35.0 million in cash payable to the stockholders of NASDI, and (2) two junior subordinated promissory notes totaling $3.0 million from NASDI payable to the NASDI management stockholders. The Company issued $40.0 million of its 11 1/4% senior subordinated notes due 2008 to fund the cash portion of the acquisition price and pay related fees and expenses.

    The Company's equity in earnings (loss) of joint ventures relates to the Company's 50% ownership interest in Amboy Aggregates ("Amboy"), which is accounted for using the equity method. The Company conducts certain hopper dredging activities, primarily maintenance and beach nourishment projects, through the operations of NATCO Limited Partnership ("NATCO") and North American Trailing Company ("North American"). Minority interests reflects Ballast Nedam Group N.V.'s respective 25% and 20% interest in NATCO and North American, as well as NASDI management stockholders' 20% interest in NASDI.

Results of Operations

    The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(81.6)	(85.8)	(81.1)	(83.9)

Gross profit	18.4	14.2	18.9	16.1
General and administrative expenses	(7.9)	(6.2)	(7.7)	(6.1)

Operating income	10.5	8.0	11.2	10.0
Interest expense, net	(6.8)	(5.4)	(6.5)	(5.2)
Amortization of goodwill	(0.5)	—	(0.3)	—
Equity in earnings (loss) of joint venture	0.4	0.1	0.1	(0.1)

Income before income taxes and minority interests	3.6	2.7	4.5	4.7
Income tax expense	(1.6)	(1.2)	(2.0)	(2.1)
Minority interests	(0.6)	—	(0.7)	(0.4)

Net income	1.4%	1.5%	1.8%	2.2%

EBITDA	14.8%	11.8%	15.5%	13.7%

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

    The following table sets forth, by segment and dredging type of work, the Company's contract revenues for the three and six months ended and backlog as of the periods indicated:

	Three Months June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues (in thousands)
Dredging:
Capital—U.S.	$26,569	$40,641	$56,227	$81,260
Capital—foreign	7,405	25,368	18,847	40,879
Beach	22,095	3,317	46,190	11,451
Maintenance	13,561	16,148	20,926	40,780
Demolition	8,671		8,671	—

	$78,301	$85,474	$150,861	$174,370

	June 30,
	2001	2000
Backlog (in thousands)
Dredging:
Capital—U.S.	$55,452	$75,254
Capital—foreign	49,125	85,291
Beach	17,318	—
Maintenance	21,470	12,065
Demolition	37,170	—

	$180,535	$172,610

    Second quarter 2001 revenues, which include the revenues of NASDI since its acquisition on April 17, totaled $78.3 million. This represents a decline of $7.2 million from second quarter 2000 revenues. Revenues for the first half of 2001 were $150.9 million compared to $174.4 for the first half of 2000. The decline in both second quarter and year to date 2001 revenues is attributable primarily to a reduction in foreign dredging revenue, which decreased $18.0 million and $22.0 million in the respective periods. Gross profit of $14.4 million for the second quarter of 2001 represents an increase of 18.4% over the second quarter of 2000, while gross profit for the first six months of 2001 approximated the 2000 level. Although revenues have decreased in 2001, gross profit has been positively impacted by the mix of projects. Specifically, 2001 has had less revenue from lower margin foreign dredging projects and has benefited from good margins obtained on the increased level of beach and maintenance revenues.

    Capital projects include large port deepenings and other infrastructure projects. Capital dredging revenue declined $32.0 million and $47.1 million during the second quarter and first half of 2001, respectively, as compared to the same periods of 2000, due to the timing of performing certain capital projects in backlog. However, the Company expects the domestic capital market to remain strong as Deep Port projects, authorized by the 1986 Water Resource Development Act and subsequent bills, continue to be announced by the Army Corps of Engineers ("Corps"). Since 1997, the Corps has announced new Deep Port work and expanded existing projects with a revenue value in excess of $2.0 billion, to be completed through 2005. Since this time, 25 projects with a total revenue value of $733.6 million, have been let for bid through the second quarter of 2001. The Company was the low bidder on twelve of these projects, with a value of $345.4 million, representing 47.1% of the total let for bid. The Company's bid market share of total U.S. capital projects, including Deep Port and other domestic infrastructure projects, was 35% in 2000.

    During the second quarter of 2001, contract revenues from domestic capital projects included $12.2 million, $6.8 million, $4.0 million, and $2.2 million from channel deepening projects in Baltimore; San Juan; Charleston, South Carolina; and Wilmington, North Carolina; respectively. Additionally, foreign capital projects in India and Ghana contributed $3.3 million and $2.9 million, respectively, to second quarter 2001 revenues.

    Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion. Second quarter and year to date 2001 revenues from beach nourishment projects increased $18.8 million and $34.7 million, respectively, compared to the same periods of 2000, as the Company continued to perform on numerous beach projects won in the third and fourth quarters of 2000 and the first quarter of 2001. Significant beach nourishment projects in Ocean Isle, North Carolina; Kure Beach, North Carolina; Sunny Isles, Florida; and San Diego, California contributed $3.4 million, $4.1 million, $5.0 million, and $5.1 million, respectively, to second quarter revenues.

    Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Revenues from maintenance projects for the first half of 2001 decreased $19.9 million compared to the same period of 2000, primarily due to the low level of maintenance backlog at year-end. Only $2.6 million of this decrease related to the second quarter maintenance activity, as several projects were bid and won during the first half of 2001 due to the increased maintenance requirements resulting from the significant precipitation experienced in the Midwest this spring. Second quarter 2001 maintenance revenues included $5.5 million from three river rental projects.

    Second quarter 2001 and year to date revenues of the Company's NATCO hopper dredging subsidiary increased $10.8 million and $10.3 million, respectively, due to the increase in beach work and the recent improvement in the maintenance market. NATCO's 2001 gross profit margins have increased through the second quarter of 2001, due primarily to performance of projects recently bid at improved pricing levels.

    NASDI's demolition revenue subsequent to the April 2001 acquisition by the Company totaled $8.7 million. NASDI's full second quarter 2001 revenues were $11.1 million, which exceeded its first quarter revenues of $8.5 million.

    General and administrative expenses increased $0.8 million and $1.0 million for the three and six month periods ended June 30, 2001, primarily due to the inclusion of NASDI's general and administrative costs subsequent to the acquisition.

    Non-operating expenses have increased for the quarter and first half of 2001 as a result of interest expense on the additional $40.0 million subordinated debt issuance used to fund the NASDI acquisition, as well as amortization of goodwill arising from the NASDI acquisition. Minority interest expense has increased for the 2001 periods as compared to 2000 due to the inclusion of NASDI minority interests and increased expense to NATCO's minority interests resulting from NATCO's improved earnings.

    Net income was $1.1 million for the second quarter of 2001 compared to $1.2 million for the same period of 2000. For the first half of 2001, net income was $2.7 million compared to $3.8 million for the first half of 2000. Although the Company's earnings have increased in 2001, net income reflects the impact of additional interest and other costs resulting from the NASDI acquisition. EBITDA, however, which excludes these non-operating costs, was $10.1 million and $23.4 million for the quarter and six months ended June 30, 2001, respectively, which is consistent with the 2000 levels of $10.1 million and $23.8 million, respectively, despite the decline in revenues in the 2001 periods. The improvement in 2001 EBITDA relative to the reduced level of revenues reflects the improved margins realized in the

2001 periods resulting from the lower proportion of foreign dredging revenues and improved pricing achieved on certain 2001 bids.

Liquidity and Capital Resources

    The Company's primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit with the Company's senior lenders. The Company's primary uses of cash are funding working capital, capital expenditures and debt service.

    The Company's net cash used in operating activities for the six months ended June 30, 2001 totaled $9.7 million compared to net cash generated from operating activities in the comparable period of 2000 of $1.8 million. The increased usage of cash in 2001 was due to increased working capital requirements associated with normal timing differences on the recognition and billing of revenues on certain projects, including the Wilmington, North Carolina Deep Port project and the Ghana project.

    In the six month period ended June 30, 2001, the Company used $33.8 million to purchase the stock of NASDI, which was funded by the issuance of additional subordinated notes and NASDI stockholder notes, as reflected by the increased cash flows used for investing activities and generated by financing activities in the period.

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

Backlog

    The Company's contract backlog represents management's current estimate of the revenues which will be realized under the portion of the contracts remaining to be performed. Such estimates are subject to fluctuations based upon the amount of material actually dredged, as well as factors affecting the time required to complete the job. In addition, because substantially all of the Company's dredging backlog relates to government contracts, the Company's backlog can be canceled at any time without penalty. However, the Company will recover actual committed costs and profit on work performed up to the date of cancellation. Consequently, backlog is not necessarily indicative of future revenues. The Company's backlog includes only those projects for which the customer has provided an executed contract.

    As of June 30, 2001, the Company had dredging backlog of $143.4 million. The addition of projects which were bid late in the second quarter and pending award at June 30 would bring the Company's total dredging backlog up to $208.9 million, which compares to dredging backlog of $185.9 million at March 31, 2001 and $172.6 million at June 30, 2000. During the second quarter, domestic projects valued at $152.7 million were let for bid, of which the Company won approximately 37%. Additionally, awards pending at June 30, 2001 includes a large New York Deep Port project which had been bid and won by a competitor in the first quarter. The Company and its venture partner had protested the qualifications of this competitor, who has since withdrawn its bid. Thus, it is expected that in the third quarter this project will be awarded to the Company and its venture partner, who were second lowest bidder, with a revenue value to the Company of $28.7 million. Overall, bidding activity picked up towards the end of the second quarter and is expected to remain robust through the third quarter, in line with historical experience.

    Domestic capital projects make up $55.4 million or 30.7% of the June 30, 2001 backlog. This includes work remaining on Deep Port capital projects in San Juan; Charleston, South Carolina; Wilmington, North Carolina and Baltimore. The majority of foreign capital project backlog is attributable to the project in Ghana. Additionally, Deep Port projects pending award at June 30, 2001 include capital projects in Jacksonville and New York with a revenue value to the Company of $54.6 million.

    The beach market remains strong; however, only one of the four expected projects was bid during the second quarter, which was lost to a competitor. Thus, beach backlog declined to $17.3 million from $39.1 million at March 31, 2001. According to recent schedules provided by the Corps, additional beach projects, which the Company estimates are valued in excess of $70 million, are expected to bid in the third quarter. In July 2001, the Company won one of these projects valued at $15.4 million.

    Maintenance backlog of $21.5 million at June 30, 2001, continues to improve over 2000 levels. The abundant precipitation experienced in the Midwest this spring has resulted in increased work along the Mississippi River, which is providing maintenance dredge utilization and improving maintenance margins.

    The demolition backlog level at June 30, 2001 was $37.2 million, representing an increase of $16.0 million from NASDI's backlog at March 31, 2001.

Effect of Recently Issued Accounting Standards

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Additionally, SFAS 141 has transition provisions which apply to business combinations accounted for by the purchase method that were completed prior to July 1, 2001 which could require possible reclassification of certain separately recognized intangible assets or goodwill components. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company will be required to adopt SFAS 142 at the beginning of 2002, with any transitional impairment loss being recognized as the effect of a change in accounting principle. Management is currently evaluating the impact of the adoption of these standards, but does not anticipate that the adoption of these statements will have a material impact on the Company's financial position or results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The market risk of the Company's financial instruments as of June 30, 2001 has not significantly changed since December 31, 2000. The market risk profile of the Company on December 31, 2000 is disclosed in the Company's 2000 Annual Report on Form 10-K.

Part II

Item 6 Exhibits and Reports on Form 8-K

    (a) Exhibits

    (b) Reports on Form 8-K

    On April 17, 2001, the Company filed a Current Report on Form 8-K containing information pursuant to Item 5 ("Other Events") relating to the announcement of its plans to acquire North American Site Developers, Inc. (NASDI) and its intention to issue an additional $40.0 million of its 11 1/4% senior subordinated notes to fund the acquisition. The historical financial statements of NASDI for the eleven months ended December 31, 1998 and each of the two fiscal years in the period ended December 31, 2000 and required pro forma financial information were filed therewith. On April 24, 2001, the Company filed a Current Report on Form 8-K containing information pursuant to Item 2 ("Acquisition or Disposition of Assets") relating to the acquisition of NASDI.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT LAKES DREDGE & DOCK CORPORATION
Date: August 14, 2001	By:	/s/ DEBORAH A. WENSEL Deborah A. Wensel Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
2.01	Plan and Agreement of Merger dated as of August 19, 1998 between the Company and Great Lakes Dredge & Dock Acquisition, Inc. (1)
2.02	Stock Purchase Agreement by and among Great Lakes Dredge & Dock Corporation and Great Lakes/North American Site Developers, Inc. and North American Site Developers, Inc. and the Stockholders of North American Site Developers, Inc. (3)
3.01	Restated Certificate of Incorporation of the Company. (1)
3.02	Bylaws of the Company. (1)
4.01	Indenture dated as of August 19, 1998 among the Company, the Subsidiary Guarantors and the Bank of New York, as Trustee. (1)
4.02	Form of 11 1/4% Senior Subordinated Note due 2008 (included in Exhibit 4.01). (1)
10.01	Amended and Restated Credit Agreement dated as of April 24, 2001 among the Company, the other loan parties thereto, the financial institutions party thereto and Bank of America, N.A. as administrative agent. (2)
10.02	Second Amendment to Second Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of April 24, 2001. (2)
10.03	Stockholders Agreement dated as of April 17, 2001, between Great Lakes Dredge & Dock Corporation, Christopher A. Berardi, Joseph K. Berardi, and Great Lakes/North American Site Developers, Inc. (3)
10.04	Junior Subordinated Promissory Note dated as of April 17, 2001 between Great Lakes/North American Site Developers, Inc. and Christopher A. Berardi. (3)
10.05	Junior Subordinated Promissory Note dated as of April 17, 2001 between Great Lakes/North American Site Developers, Inc. and Joseph K. Berardi. (3)

(1)
Incorporated by reference to Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Securities and Exchange Commission on September 29, 1998.

(2)
Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-60300) filed with the Securities and Exchange Commission on May 4, 2001.

(3)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2001.

QuickLinks

INDEX
  Part I—Financial Information
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Income
Condensed Consolidated Statements of Cash Flows
notes to Condensed Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 6 Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX