Form 10-Q/A
period 2001-06-30
GREAT LAKES DREDGE & DOCK CORP
filed 2001-09-24
CIK 885538

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Contract revenues	$78,301	$85,474	$150,861	$174,370
Costs of contract revenues	63,925	73,335	122,408	146,270

Gross profit	14,376	12,139	28,453	28,100
General and administrative expenses	6,564	5,303	12,025	10,646

Operating income	7,812	6,836	16,428	17,454
Interest expense, net	(5,286)	(4,621)	(9,715)	(9,089)
Equity in earnings (loss) of joint venture	307	68	117	(126)

Income before income taxes and minority interests	2,833	2,283	6,830	8,239
Income tax expense	(1,224)	(1,011)	(3,019)	(3,712)
Minority interests	(480)	(28)	(1,118)	(732)

Net income	$1,129	$1,244	$2,693	$3,795

Other comprehensive income, net of tax:
Cumulative effect of adopting SFAS 133	—	—	(745)	—
Reclassification of derivative losses to earnings	128	—	402	—
Net gain (loss) on derivative instruments	15	—	(115)	—

Comprehensive income	$1,272	$1,244	$2,235	$3,795

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

	Six Months Ended June 30,
	2001	2000
Contract revenues	$161,995	$218,770
Operating income	18,736	31,313
Income before income taxes and minority interests	7,518	19,719
Net income	2,418	8,587

5.  Accounts receivable

    Accounts receivable at June 30, 2001 and December 31, 2000 are as follows:

	June 30, 2001	December 31, 2000
Completed contracts	$20,665	$8,935
Contracts in progress	27,453	29,102
Retainage	4,036	3,528

	52,154	41,565
Allowance for doubtful accounts	(1,025)	(987)

	$51,129	$40,578

6.  Contracts in progress

    The components of contracts in progress at June 30, 2001 and December 31, 2000 are as follows:

	June 30, 2001	December 31, 2000
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$87,993	$265,765
Prepaid contract costs	(5,305)	(2,788)
Amounts billed	(68,374)	(246,000)

Costs and earnings in excess of billings for contracts in progress	14,314	16,977
Costs and earnings in excess of billings for completed contracts	2,773	1,565

	$17,087	$18,542

Billings in excess of costs and earnings:
Amounts billed	$(187,251)	$(77,837)
Costs and earnings for contracts in progress	179,865	69,217

	$(7,386)	$(8,620)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Dredging
Contract revenues	$69,630	$85,474	$142,190	$174,370
Operating income	6,893	6,836	15,509	17,454
Depreciation and amortization	3,193	3,264	6,380	6,373
Demolition
Contract revenues	$8,671	$—	$8,671	$—
Operating income	1,340	—	1,340	—
Depreciation and amortization	613	—	613	—
Total
Contract revenues	$78,301	$85,474	$150,861	$174,370
Operating income	8,233	6,836	16,849	17,454
Depreciation and amortization	3,806	3,264	6,993	6,373
	As of
	June 30, 2001	Dec. 31, 2000
Dredging
Working capital	$33,167	$11,845
Property and equipment, net	134,257	137,662
Additions to property and equipment	3,471	14,128
Demolition
Working capital	$(1,018)	$—
Property and equipment, net	5,480	—
Additions to property and equipment	327	—
Total
Working capital	$32,149	$11,845
Property and equipment, net	139,737	137,662
Additions to property and equipment	3,798	14,128

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Income for the three months ended June 30, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$61,232	$17,416	$—	$(347)	$78,301
Costs of contract revenues	(48,838)	(14,825)	(609)	347	(63,925)

Gross profit	12,394	2,591	(609)	—	14,376
General and administrative expenses	(5,564)	(930)	(70)	—	(6,564)

Operating income (loss)	6,830	1,661	(679)	—	7,812
Interest expense, net	(627)	(180)	(4,479)	—	(5,286)
Equity in earnings of subsidiaries	986	—	4,337	(5,323)	—
Equity in earnings of joint ventures	307	—	—	—	307

Income (loss) before income taxes and minority interests	7,496	1,481	(821)	(5,323)	2,833
Income tax (expense) benefit	(2,982)	(192)	1,950	—	(1,224)
Minority interests	—	—	—	(480)	(480)

Net income	$4,514	$1,289	$1,129	$(5,803)	$1,129

Other comprehensive income, net of tax:
Reclassification of derivative losses to earnings	128	—	—	—	128
Net gain (loss) on derivative instruments	15	—	—	—	15

Comprehensive income	$4,657	$1,289	$1,129	$(5,803)	$1,272

Condensed Consolidating Statement of Income for the three months ended June 30, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$88,802	$6,459	$—	$(9,787)	$85,474
Costs of contract revenues	(77,815)	(5,221)	(86)	9,787	(73,335)

Gross profit	10,987	1,238	(86)	—	12,139
General and administrative expenses	(4,598)	(811)	106	—	(5,303)

Operating income	6,389	427	20	—	6,836
Interest expense, net	(359)	(140)	(4,122)	—	(4,621)
Equity in earnings of subsidiaries	586	—	3,602	(4,188)	—
Equity in earnings of joint ventures	68	—	—	—	68

Income (loss) before income taxes and minority interests	6,684	287	(500)	(4,188)	2,283
Income tax (expense) benefit	(2,508)	(247)	1,744	—	(1,011)
Minority interests	—	—	—	(28)	(28)

Net income	$4,176	$40	$1,244	$(4,216)	$1,244

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Income for the six months ended June 30, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$128,641	$30,867	$—	$(8,647)	$150,861
Costs of contract revenues	(105,827)	(24,177)	(1,051)	8,647	(122,408)

Gross profit (loss)	22,814	6,690	(1,051)	—	28,453
General and administrative expenses	(9,981)	(1,974)	(70)	—	(12,025)

Operating income (loss)	12,833	4,716	(1,121)	—	16,428
Interest expense, net	(471)	(383)	(8,861)	—	(9,715)
Equity in earnings of subsidiaries	3,007	—	9,012	(12,019)	—
Equity in earnings of joint venture	117	—	—	—	117

Income (loss) before income taxes and minority interests	15,486	4,333	(970)	(12,019)	6,830
Income tax (expense) benefit	(6,305)	(377)	3,663	—	(3,019)
Minority interests	—	—	—	(1,118)	(1,118)

Net income	$9,181	$3,956	$2,693	$(13,137)	$2,693

Other comprehensive income, net of tax:
Cumulative effect of adopting SFAS 133	(745)	—	—	—	(745)
Reclassification of derivative losses to earnings	402	—	—	—	402
Net gain (loss) on derivative instruments	(115)	—	—	—	(115)

Comprehensive income	$8,723	3,956	$2,693	$(13,137)	$2,235

Condensed Consolidating Statement of Income for the six months ended June 30, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$169,411	$20,409	$—	$(15,450)	$174,370
Costs of contract revenues	(145,749)	(15,666)	(305)	15,450	(146,270)

Gross profit (loss)	23,662	4,743	(305)	—	28,100
General and administrative expenses	(8,864)	(1,782)	—	—	(10,646)

Operating income (loss)	14,798	2,961	(305)	—	17,454
Interest expense, net	(302)	(117)	(8,670)	—	(9,089)
Equity in earnings of subsidiaries	2,396	—	9,148	(11,544)	—
Equity in loss of joint ventures	(126)	—	—	—	(126)

Income before income taxes and minority interests	16,766	2,844	173	(11,544)	8,239
Income tax (expense) benefit	(6,763)	(571)	3,622	—	(3,712)
Minority interests	—	—	—	(732)	(732)

Net income	$10,003	$2,273	$3,795	$(12,276)	$3,795

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

Results of Operations

    The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(81.6)	(85.8)	(81.1)	(83.9)

Gross profit	18.4	14.2	18.9	16.1
General and administrative expenses	(8.4)	(6.2)	(8.0)	(6.1)

Operating income	10.0	8.0	10.9	10.0
Interest expense, net	(6.8)	(5.4)	(6.5)	(5.2)
Equity in earnings (loss) of joint venture	0.4	0.1	0.1	(0.1)

Income before income taxes and minority interests	3.6	2.7	4.5	4.7
Income tax expense	(1.6)	(1.2)	(2.0)	(2.1)
Minority interests	(0.6)	—	(0.7)	(0.4)

Net income	1.4%	1.5%	1.8%	2.2%

EBITDA	14.8%	11.8%	15.5%	13.7%

    "EBITDA," as provided herein, represents earnings from continuing operations before net interest expense, income taxes and depreciation and amortization expense and excludes equity earnings of joint ventures and minority interests. EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles in the United States of America. The Company's EBITDA is included as it is a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. EBITDA should not be considered in isolation or as an alternative to net income, cash flows from continuing operations, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States of America as measures of the Company's profitability or liquidity. EBITDA as defined herein may differ from similarly titled measures presented by other companies.

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

    General and administrative expenses increased $1.3 million and $1.4 million for the three and six month periods ended June 30, 2001, primarily due to the inclusion of $0.6 million of NASDI's general and administrative costs and goodwill amortization of $0.4 million related to the NASDI acquisition.

    Non-operating expenses have increased for the quarter and first half of 2001 as a result of interest expense on the additional $40.0 million subordinated debt issuance used to fund the NASDI acquisition. Minority interest expense has increased for the 2001 periods as compared to 2000 due to the inclusion of NASDI minority interests and increased expense to NATCO's minority interests resulting from NATCO's improved earnings.

    Net income was $1.1 million for the second quarter of 2001 compared to $1.2 million for the same period of 2000. For the first half of 2001, net income was $2.7 million compared to $3.8 million for the first half of 2000. Net income in 2001 has declined due to the impact of goodwill amortization, additional interest, and other costs resulting from the NASDI acquisition. EBITDA (as defined on page 18) was $10.1 million and $23.4 million for the quarter and six months ended June 30, 2001, respectively, which is consistent with the 2000 levels of $10.1 million and $23.8 million, respectively, despite the decline in revenues in the 2001 periods. The improvement in 2001 EBITDA relative to the reduced level of revenues reflects the improved margins realized in the 2001 periods resulting from the lower proportion of foreign dredging revenues and improved pricing achieved on certain 2001 bids.

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

GREAT LAKES DREDGE & DOCK CORPORATION
Date: September 24, 2001	By:	/s/ DEBORAH A. WENSEL Deborah A. Wensel Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
2.01	Plan and Agreement of Merger dated as of August 19, 1998 between the Company and Great Lakes Dredge & Dock Acquisition, Inc. (1)
2.02	Stock Purchase Agreement by and among Great Lakes Dredge & Dock Corporation and Great Lakes/North American Site Developers, Inc. and North American Site Developers, Inc. and the Stockholders of North American Site Developers, Inc. (3)
3.01	Restated Certificate of Incorporation of the Company. (1)
3.02	Bylaws of the Company. (1)
4.01	Indenture dated as of August 19, 1998 among the Company, the Subsidiary Guarantors and the Bank of New York, as Trustee. (1)
4.02	Form of 11 1/4% Senior Subordinated Note due 2008 (included in Exhibit 4.01). (1)
10.01	Amended and Restated Credit Agreement dated as of April 24, 2001 among the Company, the other loan parties thereto, the financial institutions party thereto and Bank of America, N.A. as administrative agent. (2)
10.02	Second Amendment to Second Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of April 24, 2001. (2)
10.03	Stockholders Agreement dated as of April 17, 2001, between Great Lakes Dredge & Dock Corporation, Christopher A. Berardi, Joseph K. Berardi, and Great Lakes/North American Site Developers, Inc. (3)
10.04	Junior Subordinated Promissory Note dated as of April 17, 2001 between Great Lakes/North American Site Developers, Inc. and Christopher A. Berardi. (3)
10.05	Junior Subordinated Promissory Note dated as of April 17, 2001 between Great Lakes/North American Site Developers, Inc. and Joseph K. Berardi. (3)

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