Form 10-Q/A
period 2001-06-30
GREAT LAKES DREDGE & DOCK CORP
filed 2001-10-09
CIK 885538

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Dredging
Contract revenues	$69,630	$85,474	$142,190	$174,370
Operating income	6,893	6,836	15,509	17,454
Depreciation and amortization	3,193	3,264	6,380	6,373
Demolition
Contract revenues	$8,671	$—	$8,671	$—
Operating income	1,340	—	1,340	—
Depreciation and amortization	613	—	613	—
Total
Contract revenues	$78,301	$85,474	$150,861	$174,370
Operating income	8,233	6,836	16,849	17,454
Depreciation and amortization	3,806	3,264	6,993	6,373
	As of
	June 30, 2001	Dec. 31, 2000
Dredging
Total assets	$248,701	$248,735
Working capital	33,167	11,845
Property and equipment, net	134,257	137,662
Investment in equity method investee	5,225	5,108
Additions to property and equipment	3,471	14,128
Demolition
Total assets	$48,407	$—
Working capital	(1,018)	—
Property and equipment, net	5,480	—
Investment in equity method investee	—	—
Additions to property and equipment	327	—
Total
Total assets	$297,108	$248,735
Working capital	32,149	11,845
Property and equipment, net	139,737	137,662
Investment in equity method investee	5,225	5,108
Additions to property and equipment	3,798	14,128

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

    Net income was $1.1 million for the second quarter of 2001 compared to $1.2 million for the same period of 2000. For the first half of 2001, net income was $2.7 million compared to $3.8 million for the first half of 2000. Net income in 2001 has declined due to the impact of goodwill amortization, additional interest, and other costs resulting from the NASDI acquisition. EBITDA (as defined on page 18) was $11.6 million and $23.4 million for the quarter and six months ended June 30, 2001, respectively, which is consistent with the 2000 levels of $10.1 million and $23.8 million, respectively, despite the decline in revenues in the 2001 periods. The improvement in 2001 EBITDA relative to the reduced level of revenues reflects the improved margins realized in the 2001 periods resulting from the lower proportion of foreign dredging revenues and improved pricing achieved on certain 2001 bids.

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

GREAT LAKES DREDGE & DOCK CORPORATION
Date: October 9, 2001	By:	/s/ DEBORAH A. WENSEL Deborah A. Wensel Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
2.01	Plan and Agreement of Merger dated as of August 19, 1998 between the Company and Great Lakes Dredge & Dock Acquisition, Inc. (1)
2.02	Stock Purchase Agreement by and among Great Lakes Dredge & Dock Corporation and Great Lakes/North American Site Developers, Inc. and North American Site Developers, Inc. and the Stockholders of North American Site Developers, Inc. (3)
3.01	Restated Certificate of Incorporation of the Company. (1)
3.02	Bylaws of the Company. (1)
4.01	Indenture dated as of August 19, 1998 among the Company, the Subsidiary Guarantors and the Bank of New York, as Trustee. (1)
4.02	Form of 11 1/4% Senior Subordinated Note due 2008 (included in Exhibit 4.01). (1)
10.01	Amended and Restated Credit Agreement dated as of April 24, 2001 among the Company, the other loan parties thereto, the financial institutions party thereto and Bank of America, N.A. as administrative agent. (2)
10.02	Second Amendment to Second Amended and Restated Underwriting and Continuing Indemnity Agreement dated as of April 24, 2001. (2)
10.03	Stockholders Agreement dated as of April 17, 2001, between Great Lakes Dredge & Dock Corporation, Christopher A. Berardi, Joseph K. Berardi, and Great Lakes/North American Site Developers, Inc. (3)
10.04	Junior Subordinated Promissory Note dated as of April 17, 2001 between Great Lakes/North American Site Developers, Inc. and Christopher A. Berardi. (3)
10.05	Junior Subordinated Promissory Note dated as of April 17, 2001 between Great Lakes/North American Site Developers, Inc. and Joseph K. Berardi. (3)

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