Form 10-Q
period 2001-09-30
GREAT LAKES DREDGE & DOCK CORP
filed 2001-11-13
CIK 885538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________

Commission File Number 333-64687

GREAT LAKES DREDGE & DOCK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3634726
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

2122 York Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (630) 574-3000

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                As of November 9, 2001, there were outstanding 1,556,982 shares of Class A Common Stock, 3,363,900 shares of Class B Common Stock and 44,857 shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2001

Part I - Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2001	2000
Assets
Current assets:
Cash and equivalents	$468	$1,137
Accounts receivable, net	48,676	40,578
Contract revenues in excess of billings	16,448	18,542
Inventories	16,164	14,657
Prepaid expenses and other current assets	18,448	17,243
Total current assets	100,204	92,157
Property and equipment, net	138,635	137,662
Goodwill, net of amortization of $927	29,361	-
Inventories	7,478	6,773
Investments in joint ventures	6,993	6,394
Other assets	7,094	5,749
Total assets	$289,765	$248,735

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$34,333	$37,813
Accrued expenses	20,908	25,636
Billings in excess of contract revenues	7,817	7,863
Current maturities of long-term debt	10,664	9,000
Total current liabilities	73,722	80,312
Long-term debt	186,335	146,000
Deferred income taxes	45,877	44,302
Other	6,242	7,032
Total liabilities	312,176	277,646
Minority interests	6,672	3,372
Commitments and contingencies (Note 11)	-	-
Stockholders' deficit:
Preferred stock, $.01 par value; 250,000 shares authorized: 45,000 issued; 44,675 outstanding	1	1
Common stock, $.01 par value; 50,000,000 shares authorized: 5,000,000 issued; 4,902,700 outstanding	50	50
Additional paid-in capital	50,457	50,457
Accumulated deficit	(78,651)	(82,268)
Accumulated other comprehensive loss	(432)	-
Treasury stock, at cost (325 preferred shares, 97,300 common shares)	(422)	(422)
Note receivable from stockholder	(86)	(101)
Total stockholders' deficit	(29,083)	(32,283)
Total liabilities and stockholders' deficit	$289,765	$248,735

See notes to unaudited condensed consolidated financial statements

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Contract revenues	$82,680	$81,130	$233,541	$255,500
Costs of contract revenues	68,108	70,097	190,516	216,367
Gross profit	14,572	11,033	43,025	39,133
General and administrative expenses	6,777	5,191	18,802	15,837
Operating income	7,795	5,842	24,223	23,296
Interest expense, net	(5,789)	(4,931)	(15,504)	(14,013)
Equity in earnings (loss) of joint ventures	482	51	599	(82)
Income before income taxes and minority interests	2,488	962	9,318	9,201
Income tax expense	(1,070)	(612)	(4,089)	(4,324)
Minority interests	(494)	549	(1,612)	(183)
Net income	$924	$899	$3,617	$4,694
Other comprehensive income, net of tax:
Cumulative effect of adopting SFAS 133	-	-	(745)	-
Reclassification of derivative losses to earnings	260	-	662	-
Net loss on derivative instruments	(234)	-	(349)	-
Comprehensive income	$950	$899	$3,185	$4,694

See notes to unaudited condensed consolidated financial statements.

 Great Lakes Dredge & Dock Corporation and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2001	2000
Operating Activities
Net income	$3,617	$4,694
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10,935	9,637
(Income) loss of joint ventures	(599)	82
Minority interests	1,612	183
Deferred income taxes	724	(476)
(Gain) loss on dispositions of property and equipment	(292)	258
Other, net	439	(943)
Changes in assets and liabilities:
Accounts receivable, net	(591)	(11,993)
Contract revenues in excess of billings	4,056	12,168
Inventories	(2,212)	757
Prepaid expenses and other current assets	492	(2,997)
Accounts payable and accrued expenses	(16,856)	(3,107)
Billings in excess of contract revenues	(1,113)	744
Net cash flows from operating activities	212	9,007
Investing Activities
Purchases of property and equipment	(6,140)	(10,365)
Dispositions of property and equipment	606	388
Distributions from and investments in joint ventures, net	-	(84)
Purchase of NASDI stock, net of cash acquired of $5,000	(30,800)	-
Net cash flows from investing activities	(36,334)	(10,061)
Financing Activities
Repayments of long-term debt	(6,762)	(4,500)
Borrowings (repayments) of revolving loans, net	5,000	5,000
Proceeds from issuance of 11 1/4% subordinated notes	39,700	-
Financing fees	(2,500)	-
Treasury stock activity, net	-	(3)
Repayment on notes receivable from stockholders	15	24
Net cash flows from financing activities	35,453	521
Net change in cash and equivalents	(669)	(533)
Cash and equivalents at beginning of period	1,137	1,533
Cash and equivalents at end of period	$468	$1,000
Supplemental Cash Flow Information
Cash paid for interest	$17,639	$16,532
Cash paid for taxes	$4,603	$8,482
Supplemental Schedule of Noncash Investing and Financing Activities
The Company purchased 80% of the capital stock of NASDI for $38,800.
In conjunction with the acquisition, liabilities were assumed, as follows:
Fair value of assets acquired	$47,107
Cash paid for the capital stock	(35,800)
Issuance of NASDI stockholder notes	(3,000)
Liabilities assumed	$8,307

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands)

1.             Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, these financial statements do not include all the information in the notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the dates presented.  The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company”) and the notes thereto, included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2000.

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

3.             Financial instruments and risk management

Effective January 1, 2001, the Company adopted Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended, which requires that all derivative instruments be reported in the balance sheet at fair value and establishes criteria for designation and effectiveness of hedge relationships.  Changes in the fair value of derivative instruments designated as cash flow hedges are recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of derivative instruments which do not qualify for hedge treatment or are designated as fair value hedges are recorded in earnings as the changes occur.   Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings.

The Company uses derivative instruments to manage commodity price and foreign currency exchange risks.  Such instruments are not used for trading purposes.   As of September 30, 2001, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through January 2002.  As of September 30, 2001, there were 7.3 million gallons remaining on these contracts.  Under these agreements, the Company will pay fixed prices ranging from $0.71 to $0.84 per gallon.  At September 30, 2001 and December 31, 2000, the unrealized loss on these contracts was estimated to be $721 and $1,200, respectively, based on quoted market prices.   The unrealized loss at September 30, 2001 is recorded in accrued liabilities on the balance sheet.

Upon adoption of SFAS 133, the Company designated these fuel hedge arrangements as cash flow hedges, resulting in the following activity in accumulated other comprehensive loss (net of income taxes):

Cumulative effect of adopting SFAS 133 as of January 1, 2001	$(745)
Losses reclassified into earnings from accumulated other comprehensive loss	662
Change in fair value of derivatives	(349)

Accumulated other comprehensive loss as of September 30, 2001	$(432)

                Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial. The remaining losses included in accumulated other comprehensive loss at September 30, 2001 will be reclassified into earnings over the next fourteen months, the remaining term of the hedge arrangements.

                The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates.  At September 30, 2001 and December 31, 2000, the Company had long-term subordinated notes outstanding with a recorded book value of $154,718 and $115,000, respectively. The fair value of these notes was $155,000 and $114,425 at September 30, 2001 and December 31, 2000, respectively, based on quoted market prices.  The Company is contingently liable under letters of credit and other financial guarantees.  It is not practicable to estimate the fair value of these financial instruments; however, the Company does not expect any material losses to result from these financial instruments since performance is not likely to be required.

4.           Acquisition of North American Site Developers, Inc.

                In April 2001, the Company purchased 80% of the capital stock of North American Site Developers, Inc. (“NASDI”), a demolition service provider located in the Boston, Massachusetts area.  The purchase consideration for the acquisition included (1) $35,000 in cash payable to the stockholders of NASDI, and (2) two junior subordinated promissory notes totaling $3,000 from NASDI payable to the NASDI management stockholders.The total purchase price including acquisition costs was $38,800.  The Company issued $40,000 of its 11¼% senior subordinated notes due 2008  to fund the cash portion of the acquisition price and pay related fees and expenses.

                The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations of NASDI are included in the Company’s consolidated statements of income from the date of the acquisition.  The purchase price has been allocated on a preliminary basis while the Company completes its final evaluation of the fair value of assets acquired and liabilities assumed.  Therefore, the allocation of purchase price is subject to adjustment; however, the Company does not expect that such adjustments will have a material effect on its consolidated financial statements.    Preliminary goodwill in the amount of $30,288 has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and is being amortized on a straight-line basis over 15 years.

The following unaudited pro forma combined results of operations for the nine months ended September 30, 2001 and 2000 have been prepared assuming the acquisition had occurred as of the beginning of each of the periods presented.  The pro forma amounts include adjustments to reflect amortization of goodwill, increased interest on debt incurred to finance the acquisition, and adjustment of certain bonus compensation paid to NASDI stockholders to reflect bonus amounts as allowed per the terms of the purchase agreement.  The unaudited pro forma operating results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had this acquisition been consummated at the beginning of the periods presented.

	Nine Months Ended
	September 30,
	2001	2000
Contract revenues	$244,675	$316,000
Operating income	26,531	40,354
Income before income taxes and minority interests	10,006	22,840
Net income	3,346	10,749

5.             Accounts receivable

Accounts receivable at September 30, 2001 and December 31, 2000 are as follows:

	September 30,	December 31,
	2001	2000
Completed contracts	$19,388	$8,935
Contracts in progress	26,023	29,102
Retainage	4,290	3,528
	49,701	41,565
Allowance for doubtful accounts	(1,025)	(987)

	$48,676	$40,578

6.             Contracts in progress

The components of contracts in progress at September 30, 2001 and December 31, 2000 are as follows:

	September 30,	December 31,
	2001	2000
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$171,239	$265,765
Prepaid contract costs	(4,107)	(2,788)
Amounts billed	(152,063)	(246,000)
Costs and earnings in excess of billings for contracts in progress	15,069	16,977
Costs and earnings in excess of billings for completed contracts	1,379	1,565

	$16,448	$18,542

Billings in excess of costs and earnings:
Amounts billed	$(77,261)	$(77,837)
Costs and earnings for contracts in progress	69,219	69,217

	$(8,042)	$(8,620)

The Company received advanced payments related to a long-term foreign contract that are considered billings in excess of costs and earnings.  The contract commenced in 1999 and is expected to be completed over approximately four years.  These advance payment amounts are being earned as the work is performed over the duration of the contract.  The amounts of $225 and $757 related to contract performance anticipated to be beyond one year are included in other long-term liabilities at September 30, 2001 and December 31, 2000, respectively.

7.             Investments in joint ventures

                The Company has a 20% ownership interest in Riovia S.A. (“Riovia”), a venture whose sole business is the performance of a dredging contract in Argentina and Uruguay.   In the third quarter of 2001, the Company changed its method of accounting for its investment in Riovia to the equity method from the cost method.    The impact of this change was insignificant to the Company’s financial position and results of operations.   The Company continues to account for  its investment in Amboy, its other joint venture investee, using the equity method.

8.             Accrued expenses

                Accrued expenses at September 30, 2001 and December 31, 2000 are as follows:

	September 30,	December 31,
	2001	2000
Payroll and employee benefits	$5,079	$5,787
Foreign income taxes	4,288	6,341
Insurance	3,885	4,341
U.S. income and other taxes	3,138	2,518
Interest	2,565	5,310
Other	1,953	1,339

	$20,908	$25,636

9.           Long-term debt

                In April 2001, the Company issued $40,000 of its 11¼% senior subordinated notes due 2008 to finance the acquisition of NASDI.   The notes were issued at a discount of $300, which is being amortized to interest expense over the remaining term of the notes.  At the time of the acquisition, the Company amended its bank credit agreement to allow for the issuance of additional debt and revise certain financial covenants to be consistent with the increased debt levels and activity resulting from the acquisition.

              Also in connection with the acquisition, the Company issued two junior subordinated promissory notes totaling $3,000 from NASDI payable to the NASDI management stockholders.    Interest on these notes is calculated at the rate of 6.0%, payable annually; the principal is payable in a single installment on March 31, 2004, subject to the right to defer payment until

December 31, 2004 based on the financial performance of NASDI.

10.        Segment information

              Segment information is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”  The Company and its subsidiaries operate in two reportable segments: dredging and demolition.  The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Dredging
Contract revenues	$74,347	$81,130	$216,537	$255,500
Operating income	7,444	5,842	22,953	23,296
Depreciation and amortization	3,177	3,264	9,557	9,637

Demolition
Contract revenues	$8,333	$-	$17,004	$-
Operating income	351	-	1,270	-
Depreciation and amortization	765	-	1,378	-

Total
Contract revenues	$82,680	$81,130	$233,541	$255,500
Operating income	7,795	5,842	24,223	23,296
Depreciation and amortization	3,942	3,264	10,935	9,637

	As of
	Sept. 30,	Dec. 31,
	2001	2000
Dredging
Total assets	$241,098	$248,735
Working capital	22,592	11,845
Property and equipment, net	133,330	137,662
Investment in equity method investees	6,993	5,108
Additions to property and equipment	5,728	14,128

Demolition
Total assets	$48,667	$-
Working capital	3,890	-
Property and equipment, net	5,305	-
Investment in equity method investees	-	-
Additions to property and equipment	412	-

Total
Total assets	$289,765	$248,735
Working capital	26,482	11,845
Property and equipment, net	138,635	137,662
Investment in equity method investees	6,993	5,108
Additions to property and equipment	6,140	14,128

11.        Commitments and contingencies

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

              At September 30, 2001, the Company is contingently liable, in the normal course of business, for $13,863 in letters of credit related primarily to contract performance guarantees.

              The Company’s joint venture equity investee, Amboy Aggregates, has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners.  The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest, which totaled $2,196 at September 30, 2001.

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

12.        Effect of recently issued accounting pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  Additionally, SFAS 141 has transition provisions which apply to business combinations accounted for by the purchase method that were completed prior to July 1, 2001 which could require possible reclassification of certain separately recognized intangible assets or goodwill components.   SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.  The Company will be required to adopt these statements at the beginning of 2002.  Management is currently evaluating the impact of the adoption of these statements, but does not anticipate that the adoption of these statements will have a material impact on the Company’s financial position or results of operations or cash flows.

13.        Supplemental condensed consolidating financial information

            Included in the Company’s long-term debt is $155,000 of 11¼% senior subordinated notes which will mature on August 15, 2008.  The payment obligations of the Company under the senior subordinated notes are guaranteed by the Company’s wholly owned domestic subsidiaries and NASDI (the “Subsidiary Guarantors”).  Such guarantees are full, unconditional and joint and several.  Separate financial statements of the Subsidiary Guarantors are not presented because the Company’s management has determined that they would not be material to investors.  The following supplemental financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company’s non-guarantor subsidiaries and for the Company (“GLD Corporation”).

Condensed Consolidating Balance Sheet at September 30, 2001

	Guarantor	Other	GLD		Consolidated
ASSETS	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals
Current assets:
Cash and equivalents	$422	$46	$-	$-	$468
Accounts receivable, net	39,468	9,208	-	-	48,676
Receivables from affiliates	4,106	6,759	8,433	(19,298)	-
Current portion of net investment indirect financing leases	-	1,952	1,964	(3,916)	-
Contract revenues in excess of billings	16,448	-	-	-	16,448
Inventories	11,344	4,820	-	-	16,164
Prepaid expenses and other current assets	17,814	(188)	822	-	18,448
Total current assets	89,602	22,597	11,219	(23,214)	100,204
Property and equipment, net	83,318	14,367	40,950	-	138,635
Goodwill, net of amortization	29,361	-	-	-	29,361
Net investment in direct financing leases	-	451	171	(622)	-
Investments in subsidiaries	20,411	-	138,065	(158,476)	-
Notes receivable from affiliate	28,862	-	22,500	(51,362)	-
Inventories	7,478	-	-	-	7,478
Investments in joint ventures	6,993	-	-	-	6,993
Other assets	3,539	-	3,555	-	7,094
	$269,564	$37,415	$216,460	$(233,674)	$289,765

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$29,680	$4,309	$335	$9	$34,333
Payables to affiliates	18,063	1,235	-	(19,298)	-
Accrued expenses	10,250	2,031	8,627	-	20,908
Current portion of obligations under capital leases	-	3,916	-	(3,916)	-
Billings in excess of contract revenues	5,894	1,923	-	-	7,817
Current maturities of long-term debt	164	-	10,500	-	10,664
Total current liabilities	64,051	13,414	19,462	(23,205)	73,722
Long-term debt	3,618	-	182,717	-	186,335
Obligations under capital leases	-	622	-	(622)	-
Note payable to affiliate	22,500	-	28,862	(51,362)	-
Deferred income taxes	32,726	24	13,127	-	45,877
Other	4,533	334	1,375	-	6,242
Total liabilities	127,428	14,394	245,543	(75,189)	312,176
Minority interests	-	-	-	6,672	6,672
Stockholders' equity (deficit)	142,136	23,021	(29,083)	(165,157)	(29,083)
	$269,564	$37,415	$216,460	$(233,674)	$289,765

 Condensed Consolidating Balance Sheet at December 31, 2000

	Guarantor	Other	GLD		Consolidated
ASSETS	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals
Current assets:
Cash and equivalents	$(654)	$1,791	$-	$-	$1,137
Accounts receivable, net	37,558	3,020	-	-	40,578
Receivables from affiliates	7,956	6,186	9	(14,151)	-
Current portion of net investment indirect financing leases	-	1,714	1,830	(3,544)	-
Contract revenues in excess of billings	17,254	1,288	-	-	18,542
Inventories	10,694	3,963	-	-	14,657
Prepaid expenses and other current assets	15,651	844	748	-	17,243
Total current assets	88,459	18,806	2,587	(17,695)	92,157
Property and equipment, net	79,881	14,454	43,327	-	137,662
Net investment in direct financing leases	-	1,946	1,661	(3,607)	-
Investments in subsidiaries	16,105	-	119,326	(135,431)	-
Notes receivable from affiliate	15,815	-	-	(15,815)	-
Inventories	6,773	-	-	-	6,773
Investments in joint ventures	6,394	-	-	-	6,394
Other assets	2,109	-	3,640	-	5,749
	$215,536	$35,206	$170,541	$(172,548)	$248,735

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$34,901	$2,903	$-	$9	$37,813
Payables to affiliates	5,310	5,482	3,359	(14,151)	-
Accrued expenses	10,141	2,005	13,490	-	25,636
Current portion of obligations under capital leases	-	3,544	-	(3,544)	-
Billings in excess of contract revenues	7,863	-	-	-	7,863
Current maturities of long-term debt	-	-	9,000	-	9,000
Total current liabilities	58,215	13,934	25,849	(17,686)	80,312
Long-term debt	-	-	146,000	-	146,000
Obligations under capital leases	-	3,607	-	(3,607)	-
Note payable to affiliate	-	-	15,815	(15,815)	-
Deferred income taxes	30,310	168	13,824	-	44,302
Other	5,416	280	1,336	-	7,032
Total liabilities	93,941	17,989	202,824	(37,108)	277,646
Minority interests	-	-	-	3,372	3,372
Stockholders' equity (deficit)	121,595	17,217	(32,283)	(138,812)	(32,283)
	$215,536	$35,206	$170,541	$(172,548)	$248,735

Condensed Consolidating Statement of Income for the three months ended September 30, 2001

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals
Contract revenues	$64,083	$19,529	$-	$(932)	$82,680
Costs of contract revenues	(53,239)	(15,286)	(515)	932	(68,108)
Gross profit (loss)	10,844	4,243	(515)	-	14,572
General and administrative expenses	(5,049)	(1,701)	(27)	-	(6,777)
Operating income (loss)	5,795	2,542	(542)	-	7,795
Interest expense, net	(995)	(107)	(4,687)	-	(5,789)
Equity in earnings of subsidiaries	1,701	-	4,357	(6,058)	-
Equity in earnings of joint ventures	482	-	-	-	482
Income (loss) before income taxes and minority interests	6,983	2,435	(872)	(6,058)	2,488
Income tax (expense) benefit	(2,679)	(187)	1,796	-	(1,070)
Minority interests	-	-	-	(494)	(494)
Net income	$4,304	$2,248	$924	$(6,552)	$924
Other comprehensive income, net of tax:
Reclassification of derative losses to earnings	260	-	-	-	260
Net loss on derivative instruments	(234)	-	-	-	(234)
Comprehensive income	$4,330	$2,248	$924	$(6,552)	$950

Condensed Consolidating Statement of Income for the three months ended September 30, 2000

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals
Contract revenues	$81,782	$8,984	$-	$(9,636)	$81,130
Costs of contract revenues	(69,640)	(9,891)	(202)	9,636	(70,097)
Gross profit (loss)	12,142	(907)	(202)	-	11,033
General and administrative expenses	(4,300)	(861)	(30)	-	(5,191)
Operating income (loss)	7,842	(1,768)	(232)	-	5,842
Interest expense, net	24	(516)	(4,439)	-	(4,931)
Equity in earnings (loss) of subsidiaries	(2,006)	-	3,843	(1,837)	-
Equity in earnings of joint ventures	51	-	-	-	51
Income (loss) before income taxes and minority interests	5,911	(2,284)	(828)	(1,837)	962
Income tax (expense) benefit	(2,862)	523	1,727	-	(612)
Minority interests	-	-	-	549	549
Net income (loss).	$3,049	$(1,761)	$899	$(1,288)	$899

Condensed Consolidating Statement of Income for the nine months ended September 30, 2001

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals
Contract revenues	$192,724	$50,396	$-	$(9,579)	$233,541
Costs of contract revenues	(159,066)	(39,463)	(1,566)	9,579	(190,516)
Gross profit (loss)	33,658	10,933	(1,566)	-	43,025
General and administrative expenses	(15,030)	(3,675)	(97)	-	(18,802)
Operating income (loss)	18,628	7,258	(1,663)	-	24,223
Interest expense, net	(1,466)	(490)	(13,548)	-	(15,504)
Equity in earnings of subsidiaries	4,708	-	13,369	(18,077)	-
Equity in earnings of joint venture	599	-	-	-	599
Income (loss) before income taxes and minority interests	22,469	6,768	(1,842)	(18,077)	9,318
Income tax (expense) benefit	(8,984)	(564)	5,459	-	(4,089)
Minority interests	-	-	-	(1,612)	(1,612)
Net income	$13,485	$6,204	$3,617	$(19,689)	$3,617
Other comprehensive income, net of tax:
Cumulative effect of adopting SFAS 133	(745)	-	-	-	(745)
Reclassification of derivative losses to earnings	662	-	-	-	662
Net loss on derivative instruments	(349)	-	-	-	(349)
Comprehensive income	$13,053	$6,204	$3,617	$(19,689)	$3,185

Condensed Consolidating Statement of Income for the nine months ended September 30, 2000

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Contract revenues	$251,193	$29,393	$-	$(25,086)	$255,500
Costs of contract revenues	(215,389)	(25,557)	(507)	25,086	(216,367)
Gross profit (loss)	35,804	3,836	(507)	-	39,133
General and administrative expenses	(13,164)	(2,643)	(30)	-	(15,837)
Operating income (loss)	22,640	1,193	(537)	-	23,296
Interest expense, net.	(271)	(633)	(13,109)	-	(14,013)
Equity in earnings of subsidiaries	390	-	12,991	(13,381)	-
Equity in loss of joint ventures	(82)	-	-	-	(82)
Income (loss) before income taxes and minority interests	22,677	560	(655)	(13,381)	9,201
Income tax (expense) benefit	(9,625)	(48)	5,349	-	(4,324)
Minority interests	-	-	-	(183)	(183)
Net income	$13,052	$512	$4,694	$(13,564)	$4,694

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income	$13,485	$6,204	$3,617	$(19,689)	$3,617
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,417	1,410	2,108	-	10,935
Earnings of subsidiaries and joint venture	(5,191)	-	(13,485)	18,077	(599)
Minority interests	-	-	-	1,612	1,612
Deferred income taxes	1,565	(144)	(697)	-	724
Gain on dispositions of property and equipment	(292)	-	-	-	(292)
Other, net	248	67	124	-	439
Changes in assets and liabilities:	-
Accounts receivable	5,597	(6,188)	-	-	(591)
Contract revenues in excess of billings	2,768	1,288	-	-	4,056
Inventories	(1,355)	(857)	-	-	(2,212)
Prepaid expenses and other current assets	(466)	1,032	(74)	-	492
Accounts payable and accrued expenses	(12,697)	1,423	(5,582)	-	(16,856)
Billings in excess of contract revenues	(3,036)	1,923	-	-	(1,113)
Net cash flows from operating activities	8,043	6,158	(13,989)	-	212
Investing Activities
Purchases of property and equipment	(4,817)	(1,323)	-	-	(6,140)
Proceeds from dispositions of property and equipment	502	-	104	-	606
Investment in NASDI, net of cash	-	-	(30,800)	-	(30,800)
Principal payments (receipts on direct financing leases)	-	1,257	(1,257)	-	-
Payments (receipts) on note with affiliate	-	841	(841)	-	-
Net cash flows from investing activities	(4,315)	775	(32,794)	-	(36,334)
Financing Activities
Repayments of long-term debt	(262)	-	(6,500)	-	(6,762)
Borrowing (repayments) of revolving loans, net	-	-	5,000	-	5,000
Proceeds from issuance of 11 1/4 % subordinated notes	-	-	39,700	-	39,700
Principal receipts (payments on capital leases)	-	(2,613)	2,613	-	-
Net change in accounts with affiliates	(2,790)	(5,665)	8,455	-	-
Financing fees	-	-	(2,500)	-	(2,500)
Repayment on notes receivable from stockholders	-	-	15	-	15
Dividends	1,600	(2,000)	-	400	-
Contributions from partners	(1,200)	1,600	-	(400)	-
Net cash flows from financing activities	(2,652)	(8,678)	46,783	-	35,453
Net change in cash and equivalents	1,076	(1,745)	-	-	(669)
Cash and equivalents at beginning of year	(654)	1,791	-	-	1,137
Cash and equivalents at end of year	$422	$46	$-	$-	$468

 Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income	$13,052	$512	$4,694	$(13,564)	$4,694
Adjustments to reconcile net income to netcash flows from operating activities:
Depreciation	5,065	2,438	2,134	-	9,637
Earnings of subsidiaries and joint ventures	(308)	-	(12,991)	13,381	82
Minority interests	-	-	-	183	183
Deferred income taxes	1,152	(1,684)	56	-	(476)
(Gain) loss on dispositions of property and equipment	(29)	-	287	-	258
Foreign income taxes		-
Compensation expense related to exercise of options
Extraordinary item		0
Other, net	(556)	(280)	(107)	-	(943)
Changes in assets and liabilities:
Accounts receivable	(12,441)	448	-	-	(11,993)
Contract revenues in excess of billings	11,651	517	-	-	12,168
Inventories	607	150	-	-	757
Prepaid expenses and other current assets	(2,178)	(265)	(554)	-	(2,997)
Accounts payable and accrued expenses	3,169	854	(7,130)	-	(3,107)
Billings in excess of contract revenues	(615)	1,359	-	-	744
Net cash flows from operating activities	18,569	4,049	(13,611)	-	9,007
Investing Activities
Purchases of property and equipment	(9,727)	(638)	-	-	(10,365)
Proceeds from dispositions of property and equipment	388	-	-	-	388
Distributions from joint venture	(84)	-	-	-	(84)
Principal payments (receipts) on direct financing leases	-	4,067	(4,067)	-	-
Payments (receipts) on note with affiliate	-	516	(516)	-	-
Net cash flows from investing activities	(9,423)	3,945	(4,583)	-	(10,061)
Financing Activities
Repayments of long-term debt	-	-	(4,500)	-	(4,500)
Borrowing (repayments) of revolving loans, net	-	-	5,000	-	5,000
Principal receipts (payments) on capital leases	4,067	(5,910)	1,843	-	-
Net change in accounts with affiliates	(13,024)	(2,806)	15,830	-	-
Treasury stock activity, net	-	-	(3)	-	(3)
Repayment on notes receivable from stockholders	-	-	24	-	24
Dividends	360	(1,800)	1,440	-	-
Contributions from partners	-	1,440	(1,440)	-	-
Net cash flows from financing activities.	(8,597)	(9,076)	18,194	-	521
Net change in cash and equivalents	549	(1,082)	-	-	(533)
Cash and equivalents at beginning of year	284	1,249	-	-	1,533
Cash and equivalents at end of year	$833	$167	$-	$-	$1,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Under the Private Securities Litigation Reform Act

Certain information in this quarterly report on Form 10-Q, including but not limited to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Exchange Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934.  Certain forward-looking statements can be identified by the use of  forward-looking terminology such as, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions.  Forward-looking statements involve risks and uncertainties, including those described in the Risk Factors section of Item 1 of the Company’s Form S-4 Registration Statement (Registration No. 333-60300), which could cause actual results to be materially different than those in the forward-looking statements, which speak only as of the date hereof.  The Company assumes no obligation to update such information.

General

The Company is the largest provider of dredging services in the United States.  Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.  The U.S. dredging market consists of three primary types of work:  Capital, Maintenance and Beach Nourishment, in which the Company experienced a combined U.S. market share of the projects on which it bids (“bid market”) of 37% in 2000.  In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which averaged 17% of its contract revenues during the period 1998-2000.

In April 2001, the Company purchased 80% of the capital stock of North American Site Developers, Inc. (“NASDI”), a demolition service provider located in the Boston, Massachusetts area.  The purchase consideration for the acquisition included (1) $35.0 million in cash payable to the stockholders of NASDI, and (2) two junior subordinated promissory notes totaling $3.0 million from NASDI payable to the NASDI management stockholders.  The Company issued $40.0 million of its 11¼% senior subordinated notes due 2008 to fund the cash portion of the acquisition price and pay related fees and expenses.

The Company’s equity in earnings (loss) of joint ventures relates to the Company’s 50% ownership interest in Amboy Aggregates (“Amboy”) and 20% ownership interest in Riovia S.A. (“Riovia”), which are accounted for using the equity method.  The Company conducts certain hopper dredging activities, primarily maintenance and beach nourishment projects, through the operations of NATCO Limited Partnership (“NATCO”) and North American Trailing Company (“North American”).  Minority interests reflects Ballast Nedam Group N.V.’s respective 25% and 20% interest in NATCO and North American, as well as NASDI management stockholders’ 20% interest in NASDI.

Results of Operations

The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues.	(82.4)	(86.4)	(81.6)	(84.7)
Gross profit	17.6	13.6	18.4	15.3
General and administrative expenses	(8.2)	(6.4)	(8.0)	(6.2)
Operating income.	9.4	7.2	10.4	9.1
Interest expense, net	(7.0)	(6.0)	(6.6)	(5.5)
Equity in earnings (loss) of joint ventures	0.6	-	0.2	-
Income before income taxes and minority interests	3.0	1.2	4.0	3.6
Income tax expense	(1.3)	(0.8)	(1.8)	(1.7)
Minority interests	(0.6)	0.7	(0.7)	(0.1)
Net income	1.1%	1.1%	1.5%	1.8%

EBITDA	14.2%	11.2%	15.1%	12.9%

“EBITDA,” as provided herein, represents earnings from continuing operations before net interest expense, income taxes and depreciation and amortization expense and excludes equity earnings of joint ventures and minority interests.  EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles in the United States of America.  The Company’s EBITDA is included as it is a basis upon which the Company assesses its financial performance, and certain covenants in the Company’s borrowing arrangements are tied to similar measures.  EBITDA should not be considered in isolation or as an alternative to net income, cash flows from continuing operations, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States of America as measures of the Company’s profitability or liquidity.  EBITDA as defined herein may differ from similarly titled measures presented by other companies.

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three and nine months ended and backlog as of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues (in thousands)	2001	2000	2001	2000
Dredging:
Capital - U.S.	$33,379	$48,076	$89,606	$129,336
Capital - foreign	5,106	15,251	23,953	56,130
Beach	16,689	711	62,879	12,162
Maintenance	19,173	17,092	40,099	57,872
Demolition	8,333		17,004	-
	$82,680	$81,130	$233,541	$255,500

	September 30,
Backlog (in thousands)	2001	2000
Dredging:
Capital - U.S.	$61,436	$125,423
Capital - foreign	42,413	71,650
Beach	29,822	26,060
Maintenance	25,811	8,583
Demolition	30,771	-
	$190,253	$231,716

Third quarter 2001 revenues, which include the revenues of NASDI, totaled $82.7 million, which is slightly higher than the third quarter 2000 revenues of $81.1 million.  Dredging revenues declined $6.8 million for the quarter.   Consolidated revenues for the nine months ended September 30, 2001 were $233.5 million compared to $255.5 million for the same period of 2000, representing a decrease of 8.6%.  The decline in both 2001 third quarter dredging revenues and total year to date revenues is attributable primarily to a reduction in foreign dredging revenue, which decreased $10.1 million and $32.2 million in the respective periods.  Gross profit of $14.6 million for the third quarter of 2001 represents an increase of 32.1% over the third quarter of 2000, while 2001 year to date gross profit increased 9.9% compared to the same period of 2000.  Although total revenues have decreased in 2001, gross profit has been positively impacted by the mix of projects.  Specifically, 2001 has benefited from a greater proportion of higher margin domestic dredging projects and from the addition of NASDI’s demolition projects.

Capital projects include large port deepenings and other infrastructure projects.   Capital dredging revenue declined $14.7 million and $39.7 million during the quarter and nine months ended September 30, 2001, respectively, as compared to the same periods of 2000.  This decline is due primarily due to a greater allocation of dredging resources to other work types, such as beach nourishment, during the 2001 periods.    However, the Company expects the domestic capital market to remain strong as Deep Port projects, authorized by the 1986 Water Resource Development Act and subsequent bills, continue to be announced by the Army Corps of Engineers (“Corps”).    Since 1997, the Corps has announced new Deep Port work and expanded existing projects with a revenue value in excess of $2.0 billion, to be completed through 2005.   Since this time, 26 projects with a total revenue value of $823.6 million, have been let for bid through the third quarter of 2001.  The Company was the low bidder on twelve of these projects, with a value of $345.4 million, representing 41.9% of the total let for bid.

During the third quarter of 2001, contract revenues from domestic capital projects included $9.0 million, $7.1 million and $5.3 million from channel deepening projects in Baltimore, Maryland; Charleston, South Carolina; and Wilmington, North Carolina; respectively.   Additionally, the foreign capital project in Ghana contributed $3.7 million to third quarter 2001 revenues.

Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion.  Third quarter  and year to date 2001 revenues from beach nourishment projects increased $16.0 million and $50.7 million, respectively, compared to the same periods of 2000.  The Company has continued to perform on numerous beach projects won in recent quarters, during which the beach market has experienced a resurgence in bidding activity.  Significant beach nourishment projects in Sunny Isles, Florida and San Diego, California contributed $8.5 million and $6.3 million, respectively, to third quarter revenues.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Year to date 2001 revenues from maintenance projects decreased $17.8 million compared to the same period of 2000, primarily due to the low level of maintenance backlog at year-end.  However, maintenance revenues for the third quarter of 2001 compared to the third quarter of 2000 increased $2.1 million, due to several projects bid and won during 2001  as a result of the increased maintenance requirements arising from the greater precipitation  levels experienced in the Midwest this spring.  Third quarter 2001 maintenance revenues included $5.7 million from three river rental projects and $4.4 million from a project in the Mississippi River Gulf Outlet.

Third quarter 2001 and year to date revenues of the Company’s NATCO hopper dredging subsidiary increased $10.5 million and $20.8 million, respectively, due to the increase in beach work and the recent improvement in the maintenance market.

NASDI’s demolition revenue for the third quarter of 2001 totaled $8.3 million, bringing total revenue since the acquisition by the Company in April 2001 to $17.0 million.   NASDI’s 2001 year to date revenues have been lower than anticipated due to delays in the start-up of two major projects in NASDI’s backlog.

General and administrative expenses increased $1.6 million and $3.0 million for the quarter and nine months ended September 30, 2001, due to the inclusion of NASDI’s general and administrative costs and amortization of goodwill arising from the NASDI acquisition.

Non-operating expenses have increased for the quarter and nine months ended September 31, 2001 as a result of interest expense on the additional $40.0 million subordinated debt issuance used to fund the NASDI acquisition, partially offset by a decline in the variable interest rates on the Company’s senior bank debt.  Minority interest expense has increased for the 2001 periods as compared to 2000 due to the inclusion of NASDI minority interests and increased expense to NATCO’s minority interests resulting from NATCO’s improved earnings.

Net income was $0.9 million for the third quarter of both 2001 and 2000.  Year to date 2001 net income was $3.6 million compared to $4.7 million for the same period of 2000.   Net income in 2001 has declined due to the impact of goodwill amortization  and additional interest and financing costs resulting from the NASDI acquisition.   EBITDA (as defined on page 18) was $11.8 million and $35.2 million for the quarter and nine months ended September 30, 2001, respectively, which increased over the 2000 levels of $9.1 million and $32.9 million, respectively, despite the decline in revenues in the 2001 periods.    The improvement in 2001 EBITDA relative to the reduced level of revenues reflects the improved margins realized in the 2001 periods resulting from the greater proportion of higher margin domestic dredging revenues and the inclusion of NASDI’s higher margin demolition revenues.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit with the Company’s senior lenders.  The Company’s primary uses of cash are funding working capital, capital expenditures and debt service.

The Company’s net cash generated by operating activities for the nine months ended September 30, 2001 totaled $0.2 million compared to $9.0 million in the comparable period of 2000.  The reduction in cash flows from operating activities for the 2001 period was due to increased working capital requirements associated with normal timing differences on the recognition and billing of revenues on certain projects, including the Wilmington, North Carolina Deep Port project and the Ghana project.

In April 2001, the Company purchased 80% of the capital stock of NASDI for a total purchase price of $38.8 million, including acquisition costs.  Purchase consideration included cash of $35.8 million and two junior subordinated promissory notes totaling $3.0 million from NASDI payable to NASDI management stockholders.  Because assets acquired included $5.0 million in cash, the net cash used to make the acquisition was $30.8 million, as reflected by the increased cash flows used for investing activities.  The cash portion of the acquisition price was funded by the issuance of additional subordinated notes, as reflected by the increase in cash generated by financing activities in the 2001 period.

Management believes cash flows from operations and available credit will be sufficient to finance operations, planned capital expenditures and debt service requirements for the foreseeable future. The Company’s ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Backlog

The Company’s contract backlog represents management’s current estimate of the revenues which will be realized under the portion of the contracts remaining to be performed. Such estimates are subject to fluctuations based upon the amount of material actually dredged, as well as factors affecting the time required to complete the job. In addition, because substantially all of the Company’s dredging backlog relates to government contracts, the Company’s backlog can be canceled at any time without penalty.  However, the Company will recover actual committed costs and profit on work performed up to the date of cancellation.  Consequently, backlog is not necessarily indicative of future revenues. The Company’s backlog includes only those projects for which the customer has provided an executed contract.

As of September 30, 2001, the Company had dredging backlog of $159.5 million, which compares to dredging backlog of $143.4 million at June 30, 2001 and $231.7 million September 30, 2000.  During the third quarter, domestic projects valued in excess of $300 million were let for bid, making this the most active bidding quarter of the year and enabling the Company to add backlog with good margins in each of its types of work.   Due to the high volume of bidding activity late in the quarter, the Company had a number of projects pending award at September 30, 2001, with a total revenue value of $72.0 million, which will be added to backlog once the contract is executed.   During the third quarter, a significant Deep Port project in Houston was bid and lost to a competitor.   Despite this loss, the Company’s third quarter winning bids resulted in a market share of 44%, which is consistent with the Company’s historical market share.

Domestic capital projects make up $54.3 million or 34.0% of the September 30, 2001 backlog.  This includes work remaining on Deep Port capital projects in San Juan; Wilmington, North Carolina; Jacksonville, Florida and New York.  The foreign capital project backlog relates to the project in Ghana.

Beach backlog increased to $29.8 million at September 30, 2001 from $17.3 million at June 30, 2001.  The 2001 beach market has been very strong, with the year’s bidding volume likely to approximate $200 million.   During the third quarter, beach projects valued at $88.6 million were let for bid and the Company was low bidder on beach work totaling $70.2 million.  Backlog at September 30, 2001 includes work remaining on beach projects in  Sea Bright, New Jersey and Fire Island, New York with a combined revenue value of $23.0 million.

Maintenance backlog of $25.8 million at September 30, 2001, continues to improve over 2000 levels. The abundant precipitation experienced in the Midwest this spring has resulted in increased maintenance opportunities at improved margins along the Mississippi River.

The demolition backlog level at September 30, 2001 was $30.8 million, which compares to $37.2 million at June 30, 2001 and $21.2 million at March 31, 2001.   Included in backlog at September 30, 2001 were two significant projects with a combined value of $21.0 million.

Effect of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  Additionally, SFAS 141 has transition provisions which apply to business combinations accounted for by the purchase method that were completed prior to July 1, 2001 which could require possible reclassification of certain separately recognized intangible assets or goodwill components.  SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer  be amortized, but instead tested for impairment at least annually.   The Company will be required to adopt these statements at the beginning of 2002.   Management is currently evaluating the impact of the adoption of these standards, but does not anticipate that the adoption of these statements will have a material impact on the Company’s financial position or results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of September 30, 2001 has not significantly changed since December 31, 2000.  The market risk profile of the Company on December 31, 2000 is disclosed in the Company’s 2000 Annual Report on Form 10-K.

Part II

Item 6  Exhibits and Reports on Form 8-K

(a)	Exhibits

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation

Date: 11/13/2001	By: /s/ Deborah A. Wensel
Deborah A. Wensel
Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description

2.01	Plan and Agreement of Merger dated as of August 19, 1998 between the Company and Great Lakes Dredge & Dock Acquisition, Inc. (1)
2.02

Stock Purchase Agreement by and among Great Lakes Dredge & Dock Corporation and Great Lakes/North American Site Developers, Inc. and North American Site Developers, Inc. and the Stockholders of North American Site Developers, Inc. (2)

3.01	Restated Certificate of Incorporation of the Company. (1)
3.02	Bylaws of the Company. (1)
4.01	Indenture dated as of August 19, 1998 among the Company, the Subsidiary Guarantors and the Bank of New York, as Trustee. (1)
4.02	Form of 11 ¼% Senior Subordinated Note due 2008 (included in Exhibit 4.01). (1)

(1)	Incorporated by reference to Form S-4 Registration Statement of the Company (File No.333-64687) filed with the Securities and Exchange Commission on September 29, 1998.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2001.