Form 10-K405
period 2001-12-31
GREAT LAKES DREDGE & DOCK CORP
filed 2002-03-27
CIK 885538

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☒           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number:

333–64687

Great Lakes Dredge & Dock Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3634726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2122 York Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

(630) 574–3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. ☒

                The aggregate market value of the voting stock held by non–affiliates of the registrant is $157,982 based on a price of $1.00/share.

                As of March 25, 2002, there were outstanding 1,556,982 shares of Class A Common Stock, 3,363,900 shares of Class B Common Stock, and 44,857 shares of Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

GREAT LAKES DREDGE & DOCK CORPORATION

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

This Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, including but not limited to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains or may contain forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this Report, the words “anticipate,” “believe,” “estimate,” “except,” “future,” “intend,” “plan,” “should” and similar expressions or the negative thereof or other comparable terminology or discussions of strategy, plans, or intentions, identify such forward-looking statements.  Such forward-looking statements are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including, in addition to any risks and uncertainties disclosed in the text surrounding such statements or elsewhere in the Report, risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company’s customers, suppliers, business partners and competitors and legislative, regulatory, judicial and other governmental authorities and officials.  Should the Company’s assumptions or estimates prove to be incorrect, or should one or more of these risks or uncertainties materialize, actual amounts, results, events and circumstances may vary significantly from those reflected in such forward-looking statements.  Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof.  We assume no obligation to update such information.

Part I

Item  1. — Business

Organization and recapitalization

Great Lakes Dredge & Dock Corporation (the “Company” or “Great Lakes”) is the largest provider of dredging services in the United States.  On August 19, 1998, the Company effected a recapitalization, whereby the common stock held by the former owner, Blackstone Limited Partnerships (“Blackstone”) was redeemed using a portion of the proceeds from $115.0 million of senior subordinated debt, $110.0 million new bank credit facility, and $45.0 million of preferred stock and $3.6 million of common stock sold to Vectura Holding Company, LLC (“Vectura”) and certain members of management.  As a result of the recapitalization and subsequent stock activity, certain members of Company management own approximately 14% of the outstanding common stock and Vectura owns approximately 85%.

On April 24, 2001, the Company purchased 80% of the capital stock of North American Site Developers, Inc. (“NASDI”), a demolition services provider located in the Boston, Massachusetts area.   The purchase consideration for the acquisition included (1) $35.0 million in cash payable to the stockholders of NASDI and (2) two senior subordinated notes totaling $3.0 million from NASDI payable to the NASDI management stockholders.  The Company issued $40.0 million of its senior subordinated notes to fund the cash portion of the acquisition price and the related fees and expenses.  The NASDI management stockholders retained a 20% non-voting interest in NASDI.

With the acquisition of NASDI, the Company now operates in two reportable segments: dredging and demolition.  Financial information about the Company’s segments for 2001 is provided in Note 14, “Segment Information and Concentrations of Risk” in the Notes to the Consolidated Financial Statements.

Dredging Operations

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.  The U.S. dredging market consists of three primary types of work: Capital, Maintenance and Beach Nourishment, in which activities the Company achieved a combined U.S. market share of the projects on which it bids (“bid market”) of 39% and 37% in 2001 and 2000, respectively.  In addition, the Company is the only U.S. dredging contractor with significant international operations, which averaged 14% of its contract revenues over the last three years.  The Company’s fleet of 29 dredges, 31 material transportation barges, three drillboats, and numerous other specialized support vessels is the largest and most diverse fleet in the U.S.  The Company believes its fleet would cost in excess of $750 million to build.

Over its 111-year life, the Company has grown to be the leader in each of its primary dredging activities in the U.S., including:

•                  Capital - U.S. and Foreign (approximately 54% of 2001 dredging revenues).  Capital dredging projects are primarily port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the providing of land fill for building additional port facilities, thereby enhancing port profitability and competitiveness.

The U.S. capital market includes “Deep Port” projects authorized under the 1986 Water Resource Development Act (“WRDA”) as amended and supplemented, most recently in December 2000. WRDA initially authorized the deepening of 39 ports and has subsequently authorized additional port deepening projects and modified previously authorized projects.  In 1997, the U.S. Army Corps of Engineers (the “Corps”) announced Deep Port work, authorized by WRDA, to be completed through 2005, with a value in excess of $2.0 billion.  Since this announcement, 27 projects, with a total revenue value of approximately $847 million, had been let for bid through the end of 2001.  The Company’s bid market share of Deep Port projects was 23% and 35% in 2001 and 2000, respectively.

Capital projects also include land reclamations, trench digging, and other construction related dredging.  The Company’s bid market share of total U.S. capital projects (including Deep Port projects) was 24% and 35% in 2001 and 2000, respectively.   Foreign capital projects typically relate to channel deepening and port infrastructure development.  While the Company has only a minor share of the international dredging market, revenues from foreign capital projects represented 10% and 21% of the Company’s dredging revenues in 2001 and 2000, respectively.

•                  Maintenance (approximately 20% of 2001 dredging revenues).  Maintenance dredging consists of the redredging of waterways and harbors to remove silt, sand and other accumulated sediments.  Due to natural sedimentation, active channels generally require maintenance dredging every one to three years, thus creating a continuous source of dredging work that is typically non-deferrable if optimal navigability is to be maintained.  The

                        Company’s bid market share of U.S. maintenance projects was 34% and 27% in 2001 and 2000, respectively.

•                  Beach Nourishment (approximately 26% of 2001 dredging revenues).  Beach nourishment dredging generally involves moving sand from the ocean floor to shoreline locations when erosion has progressed to a stage that threatens substantial shoreline assets.  The Company’s 2001 and 2000 bid market share of U.S. beach nourishment projects was 71% and 53%, respectively.

The Company believes that it benefits from a number of favorable trends in the U.S. dredging market:

•                  Deep Port capital projects.   The average controlling depth of the ten largest U.S. ports, as measured by annual container volume, is approximately 40 feet compared to over 50 feet for the ten largest non-U.S. ports worldwide.  Without significant deepening efforts, most major U.S. ports risk being unable to accommodate larger cargo vessels, which renders them less competitive with deeper ports.  The Corps has the primary responsibility for maintaining and improving the nation’s waterways, ports and shorelines.  Funding for announced projects has increased significantly in recent years due to increased federal funding, authorized through the WRDA legislation, and increased cost sharing of capital projects by local governments.

•                  Increasing need for beach nourishment.   Beach erosion is a continuous problem and there is a growing awareness among state and local governments as to the importance of beachfront assets to the multi-billion dollar tourism industry.  To date, a significant amount of funding has been allocated by local governments to restore and preserve eroding beachfront.  The 2001 beach bid market improved significantly, with bid revenues valued in excess of $160 million, which represents an increase of 70% over the average beach bid market for the past three years.  The Company expects this trend to continue into 2002, as the beach bid market is anticipated to approach $200 million, based on indications by project owners of expected bid activity for the year.

•                  Additional significant long-term opportunities.  There are significant capital dredging opportunities related to projects to contain the erosion of wetlands and coastal marshes (particularly in Louisiana) and to provide land reclamation for the San Francisco airport expansion.  These long-term projects have the potential to add substantial revenue to the dredging market, possibly as soon as 2003 and for approximately eight to ten years thereafter.

Competitive Strengths

The Company possesses a number of competitive strengths that have allowed it to develop and maintain its leading position within the dredging industry.

•                  Flexible portfolio of dredging assets.  The Company operates the largest and most diverse dredging fleet in the U.S.  The size, versatility and technical capabilities of the fleet improves the Company’s competitiveness as it generally permits the Company to select the most efficient equipment for a particular job.  To maintain the value and effectiveness of its fleet, the Company emphasizes proactive maintenance that results in less downtime, increased profitability, enhanced vessel life and relatively low capital expenditure requirements.

•                  Favorable competitive dynamic.  The Company benefits from significant advantages relative to both existing and potential competitors, including (i) the requirements of the Dredging Act of 1906 and the Jones Act of 1920, which effectively prohibit foreign dredges and, to a certain extent, foreign-owned dredging companies from competing in the U.S. (see "Business-Government Regulations"); (ii) the relatively long lead time and high capital cost associated with the construction of a new dredge, which the Company estimates to be two years and between $20 to $60 million (depending on the type of dredge), which effectively limit new entrants into the dredging industry; and (iii) the Company’s reputation for quality and customer service built up over its 111-year operating history, during which time it has never failed to complete a project.

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

•                  Proven experienced management team.  Our senior managers have an average of 20 years of experience in the dredging industry.  The Company believes that its experienced management team provides it with a significant advantage over its competitors, many of whom are family owned and operated.   Certain members of management own approximately 14% of the Company’s issued and outstanding common stock.

Demolition Operations

NASDI, founded in 1976, is a major U.S. provider of commercial and industrial demolition services.  NASDI’s core business is exterior and interior demolition. Exterior demolition involves the complete dismantling and demolition of structures and foundations. Interior demolition involves removing specific structures within a building.  Other business activities include site development and asbestos and other hazardous material removal. NASDI generally contracts hazardous material removal to insured subcontractors and does not take possession of hazardous materials, which remain the property of the site owner.   NASDI is one of a few providers in its region of operation with the required licenses, operating expertise, equipment fleet and access to bonding to execute larger, more complex industrial demolition projects.  In recent years, NASDI has successfully performed on three demolition projects involving the dismantling and disposal of aging power generation plants.  NASDI continues to actively pursue additional opportunities in this developing market of taking down aging industrial infrastructure, often to allow for the construction of new and more efficient replacements on the same site.

Business Strategy

The Company’s strategy is to continue to profitably grow contract revenues and cash flows and strengthen its competitive position worldwide by providing services at the highest quality and safest means possible, while utilizing the most efficient equipment and technologically advanced methods.  The principal elements of this strategy include:

•                  Continued growth in domestic markets.  The Company expects to strengthen its domestic leadership position by leveraging (i) the size, diversity and technical capabilities of its fleet, (ii) its industry-leading operating experience, (iii) its engineering expertise, and (iv) its efficient and safe project management practices.

•                  Enhanced operating capabilities.  During the last few years, the Company has acquired or constructed several key pieces of equipment which will further enhance its dredging capabilities by providing additional tools for capital projects and strengthening its ability to perform maintenance and beach nourishment projects.  These additions include:

--                hydraulic dredging assets, including the dredge “Texas,” which were acquired in 1998.  In 2000, the Company made improvements to increase the dredge Texas’ cutter power, making it the most powerful cutter dredge in the U.S., capable of handling rock work expected in certain of the upcoming port deepening projects.

--                the dredge “New York,” a newly-built backhoe dredge, which the Company took delivery of in July 1999 under a long-term operating lease.  The New York has performed successfully on a number of Deep Port projects, and is expected to enhance the Company’s ability to compete for and execute future Deep Port projects.

--                the drillboat “Apache,” which was constructed by the Company in 2000.  The Apache has  increased drilling efficiency and capacity and is capable of working in offshore conditions, the only drillboat of its type in use in U.S. waters.

--                the dredge “Liberty Island,” a new 5,000 cubic meter hopper dredge, which was delivered upon completion of construction at the end of 2001 under a long-term operating lease.  The Liberty Island will enable the Company to take advantage of the anticipated opportunities attributable to the growth in Deep Port work and related maintenance dredging, increased beach nourishment work, and the aging of the industry’s hopper fleet.

•                  Foreign market growth.  Since the early 1990’s, consolidation among certain foreign competitors, together with an increase in foreign governments’ port infrastructure investments, have resulted in new overseas dredging opportunities for Great Lakes. The Company intends to continue to selectively pursue international opportunities that offer it the potential to increase the utilization of its asset base.

•                  Growth opportunities in the commercial and industrial demolition market.  The Company believes that its experience in bidding for and completing large projects in multiple markets and its significant infrastructure will be particularly valuable in helping NASDI to execute large demolition projects and increase its market share. In particular, the Company’s national presence, purchasing power and administrative capabilities will facilitate NASDI’s ability to obtain licenses and pre-qualifications necessary to operate in new geographic markets. Thus, the Company believes that under its ownership, NASDI will be well positioned to selectively enter attractive new geographic markets, generally with a contracted project from an existing demolition customer.

Customers

Dredging.  The dredging industry’s customers include federal, state, and local governments, foreign governments, and both domestic and foreign private concerns such as utilities and oil companies.  Most dredging projects are competitively bid, with the award going to the lowest qualified bidder.  There are generally few economical substitutes that customers can use for dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control.  In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities.   In 2001, approximately 70% of the Company’s dredging revenues were earned from contracts with federal government agencies or companies operating under contracts with federal government agencies.

Foreign governments are the primary dredging customers in international markets, generally for capital projects relating to infrastructure development.  Approximately 10% of the Company’s 2001 dredging revenues were earned from contracts with foreign governments or companies operating under contracts with foreign governments.

Demolition.  NASDI’s customers include general contractors who subcontract demolition services, corporations that commission projects, non-profit institutions such as universities and hospitals, and local government and municipal agencies.  NASDI benefits from key relationships with certain customers in the general contracting and public infrastructure industries. NASDI negotiates the majority of its demolition contracts as fixed price (“lump sum”) contracts with other projects negotiated on a time-and-materials (“T&M”) basis. NASDI frequently receives revenues from change orders on existing contracts. The majority of the demolition services are currently concentrated in New England.  In 2001, approximately 24% of NASDI’s annual revenues were earned from two contracts with two state government agencies.

Bidding Process

Dredging.  Most of the Company’s dredging contracts are obtained through competitive bidding on terms specified by the party inviting the bid.  The nature of the specified services dictates the types of equipment, material and labor involved, all of which affect the cost of performing the contract and the price that dredging contractors will bid.

For contracts under its jurisdiction, the Corps typically prepares a cost estimate based on the specifications of the project.  To be successful, a bidder must be determined by the Corps to be a responsible bidder (i.e., a bidder that generally has the necessary equipment and experience to successfully complete the project) and submit the lowest responsive bid that does not exceed 125% of an estimate determined by the Corps to be fair and reasonable.  Contracts for projects that are not administered by the Corps are generally awarded to the lowest qualified bidder, provided the bid is no greater than the amount of funds that are available for the project.

Substantially all of the Company’s dredging contracts are competitively bid.  However, some government contracts are awarded by a sole source procurement process through negotiation between the contractor and the government, while other projects have been recently bid by the Corps through a “request for proposal” (RFP) process.  The RFP process allows the project award to be based on the technical capability of the contractor’s equipment and methodology, as well as price, and is, therefore, likely to be advantageous for the Company since it has the technical engineering expertise and equipment versatility to comply with the project specifications.

Great Lakes has operated for over 111 years and maintains an extensive historical database of dredging production records from its own and its competitors’ activities and past bidding results.  Prior production records help the Company predict sediment composition and optimum equipment requirements.  Management believes that its extensive database and its accumulated estimating and bidding expertise allow the Company to be more accurate than its competitors in predicting dredging cost prior to bidding for contracts.

Demolition.  NASDI has established a network of local contacts with developers and prime contractors that act as referral sources and frequently enable NASDI to procure demolition jobs on a sole-source basis.  When NASDI bids on a project, it evaluates the contract specifications and develops a cost estimate to which it adds profit for the final bid price.   While there are numerous competitors in the demolition services market, NASDI is one of the few firms in its region of operation with the capability to execute large projects, which often limits its competition.  For these reasons, if it is not the lowest bidder on a contract, NASDI may still be awarded a project based on its qualifications.

Bonding and Foreign Project Guarantees

Dredging.  For most domestic projects and some foreign projects, dredging service providers are required to obtain three types of bonds, which are typically provided by large insurance companies.  A bid bond is required to serve as a guarantee that if a service provider’s bid is chosen, the service provider will sign the contract.  The amount of the bond is typically 20% of the service provider’s bid, up to a maximum bond of $3.0 million.  After a contract is signed, the bid bond is replaced by a performance bond, the purpose of which is to guarantee that the job will be completed.  A performance bond typically covers 100% of the contract value with no maximum bond amounts.  If the service provider fails to complete a job, the bonding company assumes such obligation and pays  to complete the job, generally by using the equipment of the defaulting company.  A company’s ability to obtain performance bonds with respect to a particular contract depends upon the size of the contract, as well as the size of the service provider and its financial position.  A payment bond is also required to protect the service provider’s suppliers and subcontractors in the event that the service provider cannot make timely payments.  Payment bonds are generally written at 100% of the contract value.

Great Lakes’ projects had been bonded by Reliance Surety Company (“Reliance”) until mid-2000, at which time Travelers Property Casualty (“Travelers”) purchased the surety business of Reliance.  The Company has never experienced difficulty in obtaining bonding from either

Reliance or Travelers for any of its projects.  If the Company were to fail to complete a project, the bond provider would be required to either (i) permit the customer to complete the job and reimburse the customer for the cost of completion or (ii) complete the defaulted contract utilizing the Company’s equipment and labor force or a third party service provider.  In the event the bonding company were to complete the defaulted contract, it would be entitled to be paid the contract price directly by the customer.  Additionally, the bonding company would be entitled to be paid by the Company for any costs  incurred in excess of the contract price.

For most foreign dredging projects, letters of credit or bank guarantees issued by foreign banks, which are secured by letters of credit issued under the Company’s credit agreement with its senior secured lenders (the “Credit Agreement”), are required as security for the bid, performance and, if applicable, advance payment.  Foreign bid guarantees are usually 2% to 5% of the service provider’s bid.  Foreign performance and advance payment guarantees are each typically 5% to 10% of the contract value.

Demolition.  NASDI’s contracts are primarily with private, non-government customers; thus, it often is not required to secure bonding.  NASDI’s future bonding requirements are also expected to be obtained through Travelers.

Competitive Environment

Dredging.  The U.S. dredging industry is highly fragmented but has experienced significant consolidation in recent years.  Approximately 180 entities in the U.S. presently operate more than 600 dredges, most of which are smaller and service the inland, as opposed to coastal, waterways and therefore, do not compete with Great Lakes.  Competition in the Company’s market is determined primarily on the basis of price, and competition is often limited by the size of the job, equipment requirements, bonding requirements, certification requirements, or government regulations.

Until very recently, most dredging competitors concentrated their efforts in certain regions and operated only one type of dredge.  Regional concentrations do not allow these competitors to respond to opportunities in other regions or to diversify their risks in the event of a temporary decline in the market in their area.  A company with a variety of equipment, such as Great Lakes, is better able to respond to changes in demand for certain types of dredges and can select the most suitable equipment for any particular project, minimizing its project completion cost.  Additionally, Great Lakes, with its extensive fleet and engineering expertise, can readily meet applicable certification, government and bonding requirements.  In recent years, consolidation within the domestic dredging market has allowed two competitors to obtain additional dredging assets, which has enabled them to expand operations across regions, and bid more competitively.   Furthermore, since the Deep Port projects are typically of significant value and there is a large volume of projects remaining in the program, some smaller dredging companies have made equipment investments, rationalized by the opportunities in the Deep Port market and encouraged by the Corps in an effort to increase competition.   While these smaller competitors have won some major Deep Port projects, they have generally not performed well on these projects so it is unclear whether they will pose the same degree of competition in the future.

Overall, the additional competition is apparent in the Deep Port bid market in which Great Lakes’ market share, while still strong, has declined since 1998 due to the more aggressive competition presented by these entities.

Demolition.  The U.S. demolition and related services industry is highly fragmented and is comprised mostly of small regional companies, many of which are not able to perform some of the large, complex infrastructure projects on which NASDI excels.  Unlike many of its competitors, NASDI is able to perform both the small and large projects and competes in the demolition and related services industry primarily on the basis of its experience, reputation, equipment and key client relationships.

Equipment

Dredging.  Great Lakes’ fleet of dredges, material barges and other specialized equipment is the largest and most versatile in the U.S.  There are three primary types of dredging equipment:  hopper dredges, hydraulic dredges and mechanical dredges.

•                  Hopper Dredges.  Hopper dredges are typically self-propelled and have the general appearance of an ocean-going vessel.  The dredge has hollow hulls into which material is suctioned hydraulically through drag-arms and deposited.  Once the hollow hulls or “hoppers” are filled, the dredge will sail to the designated disposal site and either (i) bottom dump the material or (ii) pump the material from the hoppers through a pipeline to the designated site.  Hopper dredges can operate in rough waters, are less likely to interfere with ship traffic and can move quickly from one project to another.  Great Lakes operates the largest hopper fleet in the U.S., affording it flexibility to quickly respond to time-sensitive projects.

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

•                  Mechanical Dredges.  There are two basic types of mechanical dredges operating in the U.S.:  clamshell and backhoe.  In all cases, the dredge uses a bucket which excavates the material from the ocean floor.  The dredged material is placed by the bucket into material barges or “scows” for transport to the designated disposal area.  The scows are emptied by bottom-dumping, direct pump-out or removal by a crane with a bucket.  Mechanical dredges are capable of removing hardpacked sediments and debris and can work in tight areas such as along docks or terminals.  Clamshell dredges with specialized buckets are ideally suited to handle material requiring controlled disposal.  The Company has the largest fleet of material barges in the industry which provide cost advantages when dredged material is required to be disposed far offshore or when material requires controlled disposal.

Great Lakes’ domestic dredging fleet is typically positioned on the East and West coasts with a smaller number of vessels on the Gulf of Mexico and on inland rivers.  The mobility of the Company’s fleet enables Great Lakes to move equipment in response to changes in demand.  Great Lakes’ fleet includes assets currently positioned internationally in the Middle East, Africa and the Caribbean.

The Company is continually assessing its need to upgrade and expand its dredging fleet to take advantage of improving technology and to address the changing needs of the dredging market.  As mentioned previously, the Company has recently made some significant additions to its dredging capacity which it believes will enhance its ability to compete for and execute future Deep Port projects.

The Company is committed to preventive maintenance, which it believes is reflected in the long lives of most if its equipment and its low level of downtime on jobs.  The Company spent $19.3 million on maintenance in 2001, in addition to $13.8 million on capital expenditures.  However, the Company expects its 2002 capital spending to increase by $2 to $4 million and its maintenance spending to approach historical averages of $25 to $27 million, due to the necessity to meet certification requirements on certain hopper vessels.

Demolition.  NASDI owns and operates specialized demolition equipment, including a fleet of excavators equipped with shears, pulverizers, processors, grapples, and hydraulic hammers that provide high-capacity processing of construction and demolition debris for recycling and reclamation. NASDI also owns and maintains a multitude of skid-steer loaders, heavy-duty large-capacity loaders, cranes, recycling crushers, off-highway hauling units and a fleet of tractor-trailers for transporting equipment and materials to and from job sites. NASDI rents additional equipment on a project-by-project basis, which allows NASDI flexibility to adjust costs to the level of project activity.

Equipment Certification

Certification of equipment by the U.S. Coast Guard and establishment of the permissible loading capacity by the America Bureau of Shipping (“A.B.S.”) are important factors in Great Lakes’ dredging business.  Many projects, such as beach nourishment projects with offshore sand, dredging projects in exposed entrance channels, and dredging projects with offshore disposal areas, are restricted by federal regulations to be performed only by dredges or scows that have U.S. Coast Guard certification and a load line established by the A.B.S.  The certifications indicate that the dredge is structurally capable of operating in open waters.   The Company has more certified vessels than any domestic competitor and makes substantial investments to maintain these certifications.

Backlog

The Company’s contract backlog represents management’s estimate of the revenues which will be realized under the portion of the contracts remaining to be performed based upon current estimates.  Such estimates are subject to fluctuations based upon the amount of material actually dredged or scope of demolition services to be provided as well as factors affecting the time required to complete the job.  In addition, because a substantial portion of the Company’s backlog relates to government contracts, the Company’s backlog can be canceled at any time without penalty; however, the Company can generally recover actual committed costs and profit on work performed up to the date of cancellation. Consequently, backlog is not necessarily indicative of future results.  The Company’s backlog includes only those projects for which the customer has provided an executed contract.   The components of the Company’s backlog are addressed in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

Dredging.  Currently, the Company employs approximately 300 full-time salaried personnel, with additional hourly personnel, most of whom are unionized and hired on a project-by-project basis.  During 2001, the Company employed an average of approximately 575 hourly personnel to meet project requirements.  Crews are generally available for hire on relatively short notice.

The Company is a party to more than twenty collective bargaining agreements that govern its relationships with its hourly personnel.  Three primary agreements apply to more than ninety percent of such employees.  The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with its significant unions; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.   In 2001, the Company’s dredging project in Ghana was disrupted for approximately two months due to labor-related issues not uncommon to developing nations, such as Ghana.  The disruption did not have significant impact on the Company’s operations.

Demolition.  Currently, NASDI employs 16 full-time salaried administrative employees, in addition to approximately 100 unionized employees who are party to four union agreements. The unionized employees are hired on a project-by-project basis and are generally available for hire on relatively short notice.

Joint Ventures

Amboy Aggregates

The Company and a New Jersey aggregates company each own 50% of Amboy Aggregates (“Amboy”).  Amboy was formed in December 1984 to mine sand from the entrance channel to the New York Harbor and to provide sand and aggregate for use in road and building construction.  Great Lakes’ dredging expertise and its partner’s knowledge of the aggregate market formed the basis for the joint venture.  The Company’s investment in Amboy is accounted for using the equity method.

Amboy is the only East Coast aggregate producer to mine sand from the ocean floor.  In 1988, Amboy built a specially designed dredge at a cost of $9.0 million for sand mining, de-watering and dry delivery.  No other vessel of this type operates in the U.S.  Amboy’s ocean-based supply of sand provides a long-term competitive advantage in the Northeast as land-based sand deposits are depleted or rendered less cost competitive by escalating land values.

Mining operations are performed pursuant to permits granted to Amboy by the federal government and the states of New York and New Jersey.  In recent years, Amboy has failed to obtain approval for new permits to mine sand in new borrow areas.  These new sources would have contained aggregate more closely meeting the specifications for concrete sand which would require less blending with other materials, thereby reducing the cost of the final product and improving margins.  Despite these recent setbacks, Amboy continues to pursue other avenues for obtaining new permits, but it is likely that its current sand supply will continue to require additional blending, and hence additional costs, for the next few years.   In 1999, Amboy partnered in a venture intended to provide a steady supply of grit, the material which is blended with its dredged aggregate.  Although this venture performed poorly initially, its operations have improved in 2001 and have favorably impacted Amboy’s overall performance.  Amboy continues to pursue alternative uses for its current supply of sand in an effort to provide an additional earnings stream. See "Management's Discussion and Analysis–Off-Balance Sheet Commitments and Contingencies."

Argentine Joint Venture

At December 31, 2001, Great Lakes had a 20% interest in Riovia S.A. (“Riovia”), a joint venture with four European dredging firms, to dredge the Rio Via channel linking Buenos Aires, Argentina, and Montevideo, Uruguay, which is important for shipping to Argentina and Uruguay.  This venture was established in 1996, with six other partners originally, and has afforded Great Lakes the opportunity to work with these other international dredging companies to design, manage and execute this project.  During 1999, upon completion of the capital works portion, Riovia entered into the maintenance phase of the dredging contract, which is expected to continue until 2007.   In the third quarter of 2001, the Company changed its method of accounting for its investment in Riovia to the equity method from the cost method.  The impact of this change was not significant to the Company’s financial position or results of operations.

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

In 1992, Congress amended the U.S. dredging laws to bring them into conformity with the U.S. citizenship requirements of the rest of the nation's maritime laws.  In so doing, Congress included the customary grandfather clauses to protect certain existing dredging operators affected by the change in law.  The language of the grandfather exempted from the 75% ownership standard the Dredge Stuyvesant.  The Stuyvesant is owned by a wholly-owned subsidiary of Royal Boskalis Westminister, N.V., a Dutch company ("Bos Kalis") and the largest dredging contractor in the world.  In early 1999, Bos Kalis exploited a loophole in the Stuyvesant grandfather clause expanding its control of additional dredging vessels.  As of December 31, 2001, Bos Kalis controlled at least thirteen dredging vessels including two hopper dredges, one hydraulic dredge, three mechanical dredges, six dump barges and one booster barge.  A coalition of U.S. citizen dredging companies, labor unions, U.S. Maritime operating companies, and U.S. shipbuilders have joined together to close the Stuyvesant grandfather loophole.

The Company’s operations and facilities are subject to a variety of federal and state environmental statutes and regulations.  In addition, the Company is required to comply with federal and state statutes designed to protect certain species and habitats.

Environmental Matters

The Company’s operations and facilities are subject to a variety of federal and state environmental statutes and regulations, including those regulating dredging operations, the disposal of dredged material, wetlands, storm and waste water discharges, demolition activities, asbestos removal, transportation and disposal of other hazardous substances and materials and air emissions.  In addition, the Company is required to comply with federal and state statutes designed to protect certain species and habitats.  Such compliance can delay the authorization of, appropriation with respect to, and performance of, particular projects and increase expenses in connection therewith.

The Company’s projects may involve demolition, excavation, transportation, disposal and management of hazardous waste substances and materials.  Various laws strictly regulate the removal, treatment and transportation of hazardous substances and materials and impose liability for contamination caused by these substances.  While the Company’s demolition business requires it to transport and dispose of hazardous substances and materials, its risks are limited to the proper execution of these tasks.  The Company’s demolition customers and the hazardous waste sites retain the risks associated with the remediation of the materials.  Additionally, the transportation of the hazardous waste material is typically performed by other entities which accept the risks associated with these tasks.

Services rendered in connection with hazardous substance and material removal and site development may involve professional judgments by licensed experts about the nature of soil conditions and other physical conditions, including the extent to which toxic and hazardous substances and materials are present, and about the probable effect of procedures to mitigate problems or otherwise affect those conditions. If the judgments and the recommendations based upon those judgments are incorrect, the Company may be liable for resulting damages that its clients incur. Based on the Company’s experience, its management believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on its business, financial condition or results of operations. However, the Company cannot predict what environmental legislation or regulations will be enacted in the future; how existing or future laws or regulations will be enforced, administered or interpreted; or the amount of future expenditures which may be required to comply with these environmental or health and safety laws or regulations or to respond to future cleanup matters or other environmental claims.

Item  2. — Properties

Dredging.  Great Lakes’ dredging fleet is the largest in the U.S. and one of the largest fleets in the world.  The fleet consists of over 200 pieces of equipment, including the largest hopper fleet and most of the large hydraulic dredges in the U.S.

The following table provides a listing of the Company’s current fleet of equipment, including equipment under long-term operating leases.

Type of Equipment

Quantity

Hydraulic Dredges	13
Hopper Dredges	8
Clamshell Dredges	8
Unloaders	1
Drill Boats	3
Dump Barges	22
Hopper Barges	9
Deck Barges	35
Other Barges	30
Booster Pumps	6
Tugs	10
Launches	29
Derricks	6
Cranes	13
Loaders/Dozers	19
Survey Boats	20

Total	232

A significant portion of the Company’s operating equipment is subject to liens by the Company’s senior lenders and bonding company.  See Note 5, “Property and Equipment” and Note 8, “Long-term Debt” in the Notes to the Consolidated Financial Statements.

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

Demolition. The following table summarizes the primary equipment, including equipment under capital lease, which is used in NASDI’s demolition operations.

Type of Equipment

Quantity

Excavators	14
Loaders	12
Bobcats	15
Dozers	4
Backhoes	3
Trucks/Trailers	34

Total	82

NASDI rents its primary office facility in Allston, Massachusetts, and a garage and maintenance facility in Everett, Massachusetts.

Item  3. — Legal Proceedings

Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, the Company is not currently a party to any material legal proceedings or environmental claims.

.

Item  4. — Submission of Matters to a Vote of Security Holders

None.

Part II

Item  5. — Market for the Registrant’s Common Equity and Related Stockholder Matters

There is no established public offering market for the outstanding common equity of the Company.  At December 31, 2001, Vectura Holding Company, LLC (“Vectura”) owns approximately 85% of the outstanding common equity of the Company and certain members of the Company’s management own in aggregate approximately 14% of the outstanding common equity of the Company.  Vectura’s membership interests are owned by 399 Venture Partners, Inc., an affiliate of Citicorp Venture Capital Ltd., and certain other investors.

The ability of the Company to pay dividends is restricted by certain covenants contained in the Company’s senior credit facility, as well as certain restrictions contained in the Company’s indenture relating to its subordinated debt.

Item  6. — Selected Financial Data

The following table sets forth certain financial data regarding the Company and should be read in conjunction with the consolidated financial statements and notes thereto (see Item 14, “Financial Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  The income statement and balance sheet data presented below have been derived from the Company’s consolidated financial statements.

	2001(1)	2000	1999	1998	1997
Income Statement Data:	(in millions)
Contract revenues	$318.8	$339.1	$302.3	$289.2	$258.3
Costs of contract revenues	(260.5)	(281.7)	(244.8)	(240.6)	(228.4)
Gross profit	58.3	57.4	57.5	48.6	29.9

General and administrative expenses	(25.2)	(22.3)	(21.9)	(22.6)	(18.9)
Equity incentive plan and other compensation expenses	—	—	—	(8.2)	—
Recapitalization related expenses	—	—	—	(9.5)	—
Operating income	33.1	35.1	35.6	8.3	11.0

Interest expense, net	(20.9)	(18.6)	(18.1)	(9.9)	(6.0)
Equity in (loss) earnings of joint ventures	0.8	(0.8)	0.2	1.2	3.1
Income (loss) before income taxes, minority interests,
discontinued operations and extraordinary item	13.0	15.7	17.7	(0.4)	8.1

Provision for income taxes	(5.5)	(7.4)	(8.5)	(0.7)	(2.6)
Minority interests	(1.0)	(1.0)	0.5	(2.7)	(1.7)
Income (loss) from continuing operations before
extraordinary item	6.5	7.3	9.7	(3.8)	3.8

Extraordinary item, net of income tax benefit	—	—	—	(0.9)	—

Net income (loss)	$6.5	$7.3	$9.7	$(4.7)	$3.8

(1) Includes the results of NASDI since its acquisition in April, 2001.

Other Data:
EBITDA(2)	$48.4	$47.8	$47.6	$22.2	$24.6
Net cash flows from operating activites	20.1	17.5	25.3	20.2	13.6
Net cash flows from investing activites	(42.9)	(13.7)	(12.8)	(10.6)	(6.2)
Net cash flows from financing activites	24.2	(4.2)	(11.7)	(10.6)	(7.6)
Depreciation and amortization	15.3	12.7	12.0	13.9	13.6
Maintenance expenses	19.3	25.9	27.2	22.7	17.3
Capital expenditures	13.8	14.1	15.0	9.9	11.5

Balance Sheet Data:
Cash and equivalents	$2.6	$1.1	$1.5	$0.8	$1.7
Working capital	13.7	11.8	13.2	22.3	38.4
Total assets	282.2	248.7	241.4	235.1	245.6
Total debt	184.7	155.0	159.2	170.4	57.6
Total stockholders’ equity (deficit)	(26.0)	(32.3)	(39.6)	(48.7)	78.2

(2) EBITDA in 1998 was adjusted for equity incentive plan and other compensation expenses ($8.2 million) and recapitalization related expenses ($9.5 million).

“EBITDA,” as provided herein, represents earnings from continuing operations before net interest expense, income taxes and depreciation and amortization expense and excludes equity earnings of joint ventures and minority interests.  EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles in the United States of America.  The Company’s EBITDA is included as it is a basis upon which the Company assesses its financial performance, and certain covenants in the Company’s borrowing arrangements are tied to similar measures.  EBITDA should not be considered in isolation or as an alternative to net income, cash flows from continuing operations, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States of America as measures of the Company’s profitability or liquidity.  EBITDA as defined herein may differ from similarly titled measures presented by other companies.

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Great Lakes is the largest provider of dredging services in the United States.  Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.  The U.S. dredging market consists of three primary types of work: Capital, Maintenance (including controlled disposal dredging) and Beach Nourishment, in which areas the Company has experienced an average combined bid market share in the U.S. of 40% over the past three years.  In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which represented an average of 14% of its contract revenues over the past three years.

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

Most of the Company’s dredging contracts are obtained through competitive bidding on terms specified by the party inviting the bid.  The nature of the specified services dictates the types of equipment, material and labor involved, all of which affect the cost of performing the contract and the price that dredging contractors will bid.

The Company recognizes contract revenues under the percentage-of-completion method, based on the Company’s engineering estimates of the physical percentage completed for dredging projects and using a cost-to-cost approach for demolition projects.  For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each dredging project.  For demolition projects, contract revenues are adjusted to reflect the estimated gross profit percentage.  Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for

additional compensation due the Company are not recognized in contract revenues until such claims are settled.   Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition.  The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Change orders on demolition contracts are often negotiated when a change in conditions from the original contract specifications is encountered, necessitating a change in project performance methodology and/or material disposal.  Significant expenditures incurred incidental to major contracts are deferred and recognized as costs of contracts based on contract performance over the duration of the related project.  These expenditures are reported as prepaid expenses.

The components of costs of contract revenues are labor, equipment, subcontracts, rentals, lease expense, other assets employed (including depreciation, insurance, fuel, maintenance and supplies) and project overhead.  The hourly labor is generally hired on a project basis and laid off upon the completion of the project.  Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized.  Generally, capital projects have the highest margins due to the complexity of the projects, while beach nourishment projects have the most volatile margins because they are most often exposed to weather conditions.

The Company’s cost structure includes significant fixed costs, averaging approximately 20% of total costs of contract revenues.  The Company can have significant fluctuations in equipment utilization throughout the year.  Accordingly, for interim reporting, the Company prepays or accrues fixed equipment costs and amortizes the expenses in proportion to revenues recognized over the year to better match revenues and expenses.  Costs of contract revenues also include the net gain or loss on dispositions of property and equipment.

The Company conducts certain hopper dredging activities, primarily maintenance and beach nourishment projects through the operation of NATCO Limited Partnership (“NATCO”) and North American Trailing Company (“North American”).  Minority interests reflects Ballast Nedam Group N.V.’s respective 25% and 20% interest in NATCO and North American, as well as NASDI management stockholders’ 20% interest in NASDI.

Quarterly Results of Operations

The following table sets forth the components of net income and EBITDA on a quarterly basis for the years ended December 31, 2001 and 2000.

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in millions)
2001(1)
Contract revenues	$72.6	$78.3	$82.7	$85.2
Costs of contract revenues	(58.5)	(63.9)	(68.1)	(70.0)
Gross profit	14.1	14.4	14.6	15.2

General and administrative expenses	(5.5)	(6.6)	(6.8)	(6.3)
Operating income	8.6	7.8	7.8	8.9

Interest expense, net	(4.4)	(5.3)	(5.8)	(5.4)
Equity in (loss) earnings of joint ventures	(0.2)	0.3	0.5	0.2
Income before income taxes and minority interests	4.0	2.8	2.5	3.7

Provision for income taxes	(1.8)	(1.2)	(1.1)	(1.4)
Minority interests	(0.6)	(0.5)	(0.5)	0.6

Net income	$1.6	$1.1	$0.9	$2.9

EBITDA	$11.8	$11.6	$11.8	$13.2

Net cash flows from operating activities	$(7.3)	$(2.4)	$9.9	$19.9
Net cash flows from investing activities	(0.5)	(36.5)	0.7	(6.5)
Net cash flows from financing activities	7.5	39.5	(11.6)	(11.2)

(1) Includes the results of NASDI since its acquisition in April, 2001.

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in millions )
2000
Contract revenues	$88.9	$85.5	$81.1	$83.6
Costs of contract revenues	(72.9)	(73.4)	(70.1)	(65.3)
Gross profit	16.0	12.1	11.0	18.3

General and administrative expenses	(5.3)	(5.2)	(5.2)	(6.5)
Operating income	10.7	6.9	5.8	11.8

Interest expense, net	(4.5)	(4.7)	(4.9)	(4.6)
Equity in (loss) earnings of joint ventures	(0.2)	—	0.1	(0.7)
Income before income taxes and minority interests	6.0	2.2	1.0	6.5

Provision for income taxes	(2.7)	(1.0)	(0.6)	(3.1)
Minority interests	(0.7)	—	0.5	(0.8)

Net income	$2.6	$1.2	$0.9	$2.6

EBITDA	$13.7	$10.1	$9.1	$14.9

Net cash flows from operating activities	$(6.1)	$7.9	$7.2	$8.5
Net cash flows from investing activities	(2.7)	(4.1)	(3.3)	(3.6)
Net cash flows from financing activities	9.3	(5.3)	(3.5)	(4.7)

Results of Operations — Fiscal Years

The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the years ended December 31:

	2001	2000	1999
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(81.7)	(83.1)	(81.0)
Gross profit	18.3	16.9	19.0

General and administrative expenses	(7.9)	(6.6)	(7.2)
Operating income	10.4	10.3	11.8

Interest expense, net	(6.6)	(5.5)	(6.0)
Equity in earnings (loss) of joint ventures	0.2	(0.2)	—
Income before income taxes and minority interests	4.0	4.6	5.8

Provision for income taxes	(1.7)	(2.2)	(2.8)
Minority interests	(0.3)	(0.3)	0.2
Net income	2.0%	2.1%	3.2%
EBITDA	15.2%	14.1%	15.7%

Components of Contract Revenues and Backlog

The following table sets forth, by type of work, the Company’s contract revenues for the years ended and backlog as of December 31:

	2001		2000	1999
Revenues
Dredging:
Capital — U.S.	$129,286		$161,316	$152,918
Capital — foreign	29,358		71,752	30,695
Beach nourishment	78,113		33,242	40,522
Maintenance	58,303		72,744	78,154
Demolition	23,737	(1)	—	—
	$318,797		$339,054	$302,289
Backlog
Dredging:
Capital — U.S.	$51,835		$100,218	$136,114
Capital — foreign	102,680		62,571	100,061
Beach nourishment	49,047		31,057	8,256
Maintenance	4,982		4,429	22,644
Demolition	31,103		—	—
	$239,647		$198,275	$267,075

(1) NASDI was acquired in April, 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

The Company’s 2001 revenues totaled $318.8 million compared to $339.1 million in 2000.   The decline in 2001 revenues was due primarily to a reduction in foreign dredging revenues by $42.4 million, offset by the addition of demolition revenues from NASDI, included since its acquisition in April 2001.  The Company’s gross profit margin was 18.3% for 2001, which compares favorably to 16.9% in 2000. The margin has been positively impacted by the mix of projects, with 2001 benefiting from good margins obtained on the increased level of beach nourishment and maintenance projects while revenues from lower margin foreign dredging projects declined.

Capital dredging projects include large port deepenings and other infrastructure projects.  Domestic capital dredging project revenues decreased $32.0 million or 19.9%, from $161.3 million in 2000 to $129.3 million in 2001.   As a result of the decline in capital work, the Company’s dredging assets were utilized to perform an increased amount of beach nourishment work.  In 2001, contract revenues from capital projects included $48.1 million, $15.8 million, $10.3 million and $6.2 million generated from Deep Port projects in North Carolina; San Juan, Puerto Rico; Charleston, South Carolina; and New York, respectively.  In addition, a new work capital project in Baltimore, Maryland which was not part of the Deep Port program contributed $22.0 million to 2001 revenues.

Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion.

In 2001, revenues from beach nourishment projects increased $44.9 million or 135.0%, compared to 2000, as the Company performed on numerous beach projects won in the latter half of 2000 and throughout 2001. Several projects contributed to 2001’s beach revenues, including beach nourishment projects in Sunny Isles, Florida; San Diego, California; Brevard County, Florida; and Fire Island, New York, which contributed revenues of $16.8 million, $12.3 million, $11.2 million, and $5.8 million, respectively.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build-up of sediment.   Revenues from maintenance projects for the year ended December 31, 2001 decreased $14.4 million or 19.9%, over 2000.  The maintenance market overall had a solid year in 2001 and contributed good margins. The upcoming market in 2002 is dependent on precipitation levels experienced during the winter months.  Significant maintenance revenues in 2001 included $14.8 million from four Mississippi River rental projects, and $7.9 million and $5.4 million from projects on the Mississippi River Gulf Outlet and Calcasieu River, respectively.

Revenues from foreign dredging operations in 2001 decreased $42.4 million or 59.1% compared to 2000.  Key foreign projects that contributed to 2001 revenues include the Company’s long-term project in Ghana, West Africa, which began in the first quarter of 2000 and is expected to be completed in 2003, and a project in Dabhol, India, which began in the third quarter of 1999 for which the dredging component was completed in early 2001. These projects contributed revenue of $15.4 million and $9.5 million, respectively, during 2001.

NASDI’s 2001 demolition revenues, since the acquisition by the Company in April 2001, totaled $23.7 million.  NASDI’s 2001 revenues fell short of budget expectations because of owner delays in the start-up of two significant projects in NASDI’s backlog.  Some of the key projects contributing to NASDI’s 2001 revenues include a large power plant project, a parking garage demolition, and the demolition of residential buildings and site preparation for the building of a new hotel, all in the Boston area.

General and administrative expenses increased $2.9 million, from $22.3 million in 2000 to $25.2 million in 2001.   The main components of this increase were $1.5 million of amortization of goodwill arising from the NASDI acquisition, as well as additional expenses of $1.5 million attributable to NASDI’s operations.

Non-operating expenses increased in 2001 as a result of interest expense on the additional $40.0 million subordinated debt issuance used to fund the NASDI acquisition, partially offset by a decline in the variable interest rates on the Company’s senior bank debt.   The Company’s equity in earnings of joint ventures increased $1.6 million, from a loss of $0.8 million in 2000 to earnings of $0.8 million in 2001, due to Amboy’s improved operations in 2001 and the absence of certain legal and permitting charges incurred by Amboy in 2000.

The Company’s effective tax rate was 42.7% in 2001 compared to 47.8% in 2000. In 2001, the Company did not have a significant foreign component in its tax provision as it had in prior years, which resulted in the improvement in the 2001 effective tax rate.

Net income was $6.5 million in 2001 compared to $7.3 million in 2000.   Net income in 2001 has declined due to the impact of goodwill amortization and additional interest and financing costs resulting from the NASDI acquisition.   EBITDA (as defined on page 17) was $48.4 million in 2001 compared to $47.8 million for 2000.  The improvement in 2001 EBITDA relative to the reduced level of revenues reflects the improved margins realized in 2001 resulting from the greater proportion of higher margin domestic dredging revenues.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Contract revenues increased $36.8 million or 12.2% from $302.3 million in 1999 to $339.1 million in 2000. The overall growth in 2000 revenues was the result of increased U.S. and foreign capital work, relating to the Deep Port projects and specific international projects in Ghana and India, which offset slight declines in revenues from beach nourishment and maintenance projects.

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

Domestic capital dredging project revenues increased $8.4 million or 5.5% in 2000, when compared to 1999 revenues. Due to the significant volume of capital projects announced and bid in 1999 and 2000, the Company had allocated more of its resources to these higher margin projects.

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

In 2000, revenues from beach projects decreased $7.3 million or 18.0%, compared to 1999. This decrease continued to be primarily a result of the deferral of some key projects by customers, so that fewer projects were let for bid than in prior years.  Despite the overall decline, the bid market for beach work improved dramatically in the third and fourth quarters of 2000 when $70 million of new projects were bid. Several projects contributed to 2000’s beach revenues, including beach nourishment projects in Brevard, Florida; Tybee Island, Georgia; and Egg Harbor/Peck Beach, New Jersey, which contributed revenues of $11.4 million, $6.5 million, and $7.3 million, respectively.

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

Revenues of the Company’s NATCO hopper dredging subsidiary for 2000 approximated 1999 levels; however, margins improved by $1.0 million, or 9.5% due to receipt of claim revenue on the Long Beach project, which was substantially performed in 1999 and 2000. This project had experienced performance problems in its early stages since NATCO encountered more compacted material than was included in the specifications provided by the Corps.

Revenues from foreign operations in 2000 increased $41.1 million or 133.8% compared to 1999. Key foreign projects which contributed to 2000 revenues included the Company’s joint venture project in Egypt, which began in the first quarter of 1999 and was completed in mid-2000, a project in Dabhol, India which began in the third quarter of 1999 and will continue into 2001, and a long-term project in Ghana, West Africa which began in the first quarter of 2000 and is expected to be completed in 2003. These projects contributed revenue of $10.2 million, $22.7 million, and $29.0 million, respectively, during 2000.

General and administrative expenses were $22.3 million and $21.9 million in 2000 and 1999, respectively. As a percent of sales, general and administrative expenses remained relatively consistent as 6.6% of sales in 2000 compared to 7.2% in 1999.

Net income decreased $2.4 million, to $7.3 million in 2000 from $9.7 million in 1999. The 2000 net income reflects the lower margins on the increased foreign work as well as the reduced margins obtained on domestic projects which were bid at lower margins due to the competitive bid market in 2000.

Net interest expense increased $0.5 million or 3.1%, from $18.1 million in 1999 to $18.6 million in 2000. The increase was due to a combination of higher working capital investment on the foreign projects and an increase in the borrowing rates on variable rate debt.

Equity in (losses) earnings of joint ventures declined $1.0 million from earnings of $0.2 million in 1999 to a loss $0.8 million in 2000. In 2000, Amboy recorded additional costs related to its efforts to obtain new permits and incurred expenses resulting from an unfavorable outcome on litigation related to a towing contract.

Income taxes decreased $1.1 million, to $7.4 million in 2000 from $8.5 million in 1999. The decrease was a result of decreased taxable earnings in 2000.

Income attributable to minority interests increased our allocation to minority interests to $1.0 million in 2000 from a credit from minority interests of $0.5 million in 1999. The 2000 expense was due to higher earnings from the NATCO hopper dredging operations in 2000 compared to losses incurred in 1999.

Backlog

The Company’s contract backlog represents management’s estimate of the revenues which will be realized under the portion of the contracts remaining to be performed based upon current estimates.  Such estimates are subject to fluctuations based upon the amount of material actually dredged as well as factors affecting the time required to complete the job.  In addition, because a substantial portion of the Company’s backlog relates to government contracts, the Company’s backlog can be canceled at any time without penalty; however, the Company can generally recover of the actual committed costs and profit on work performed up to the date of cancellation.  Consequently, backlog is not necessarily indicative of future results.  The Company’s backlog includes only those projects for which the customer has provided an executed contract.

Dredging.  The Company’s dredging backlog at December 31, 2001 was $208.5 million, which compares to $198.3 million at December 31, 2000.  The backlog is concentrated in the areas of capital and beach work, with the most significant contract in backlog relating to a $65.4 million capital project in Bahrain which was formally awarded in the fourth quarter.  Thus, while the foreign capital backlog has increased significantly, the domestic capital backlog, while still strong from a historical perspective, declined by $48.4 million, from $100.2 million at December 31, 2000 to $51.8 million at December 31, 2001.  Although the Company’s share of Deep Port work declined to 23% in 2001, the Deep Port market remained strong with $240 million let for bid in 2001, and the WRDA 2000 bill passed in December 2000 assures continued scheduling of projects to be bid throughout 2002. Additionally, certain Deep Port projects that were scheduled to bid in the fourth quarter were postponed to the first half of 2002.  As mentioned previously, 2001 was an extremely strong year for the beach nourishment market, and the Company won 71% of the bid market, so it enters 2002 with a strong beach backlog level of $49.0 million compared to $31.3 million at the end of 2000.  The foreign markets continue to provide numerous and attractive project opportunities, particularly in the Middle East, which the Company selectively pursues.  At December 31, 2001, the Company was low bidder on additional domestic work valued at $8.1 million, which was subsequently awarded and added to contract backlog in the first quarter of 2002.

Significant revenues in backlog at December 31, 2001 relate to the capital project in Bahrain for $65.4 million, $37.2 million remaining on the project in Ghana, and $37.5 million related to two Deep Port projects in New York.  Backlog also reflects revenues remaining on certain beach nourishment work won in the third and fourth quarters of 2001, including projects in Sea Bright, New Jersey for $13.6 million, Jupiter, Florida for $10.9 million, Brevard, Florida for $9.4 million, and Pine Knoll Shores, North Carolina for $9.2 million.

Demolition.  The Company’s demolition backlog at December 31, 2001 totaled $31.1 million, a large portion of which will be performed in the first half of 2002.   NASDI’s schedule of bidding prospects in 2002 is numerous and should include a large power plant demolition project late in the year, which is ideally suited to NASDI’s capabilities and could favorably impact NASDI in 2003.

Seasonality

Prior to the last several years, the Company had historically realized lower contract revenues and earnings in the first and fourth quarters of each year. This trend was due to a number of factors including variation in weather conditions and government funding cycles, which affected the timing and execution of projects.  In recent years, seasonality has not had a significant impact on the Company’s dredging operations, with the increased volume of Deep Port work in the market and the impact of environmental windows, which require that certain work be performed in winter months to protect wildlife habitats.  The Company has been able to respond to these market factors since it has the flexibility to move its equipment around as weather conditions and environmental restrictions dictate.  However, in the future, seasonality may become more of a factor if the project mix changes and the Company is not able to be as flexible in utilizing its equipment.   The Company’s demolition operations are not significantly impacted by seasonality.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit provided by the Credit Agreement (see Note 8, “Long-term Debt” in the Notes to the Consolidated Financial Statements).  The Company’s primary uses of cash are funding working capital, capital expenditures and debt service.

The Company’s net cash flows from operating activities for the years ended December 31, 2001, 2000 and 1999 were $20.1 million, $17.5 million and $25.3 million, respectively.  The increase in cash flows from operating activities in 2001 was due primarily to collections on certain foreign receivables when compared to 2000, while the decrease in cash flows from operating activities in 2000 compared to 1999 was due to the additional working capital requirements for certain of the foreign projects, as well as the normal fluctuations in working capital requirements inherent in the Company’s operations.  The Company anticipates that it may require additional working capital investment in 2002 as it commences work on its significant foreign contract in Bahrain.

The Company’s net cash flows used in investing activities for the years ended December 31, 2001, 2000 and 1999 were $42.9 million, $13.7 million and $12.8 million, respectively.   In 2001, $30.5 million was used to purchase the capital stock of NASDI, as discussed previously.  Uses in 2000 and 1999 relate primarily to capital expenditures; however, 1999 also included $3.6 million in distributions from joint ventures, which was offset by $1.7 million paid out as distributions to minority interests.

The Company’s net cash flows from financing activities for the years ended December 31, 2001, 2000 and 1999 were a source of $24.2 million and uses of $4.2 million and $11.7 million,  respectively.  In 2001, the Company received net proceeds of $39.7 million from its senior subordinated notes issued to fund the NASDI acquisition, which was offset by related financing fees as well as payments of its term and revolver senior debt.  The 2000 use of cash related to the scheduled payments of its term senior debt, offset by net borrowings on its revolver arrangement.  The 1999 use of cash related primarily to payments on the term loan portion of the Credit Agreement, which was amended in October 1999 to allow for prepayment of a portion of the term loan and increase capacity under the revolving loan.

The Company received distributions from the joint ventures totaling $0.9 million, $0.2 million and $3.6 million in 2001, 2000 and 1999, respectively.  In 2000, the Company made an additional investment in its Riovia joint venture of $0.3 million, representing its share of the cost to buy out one of the joint venture partners.  The Company recorded earnings (losses) from joint ventures of $0.8 million, $(0.8) million and $0.2 million in 2001, 2000 and 1999, respectively.  In the first half of 1999, the Company made distributions to minority shareholders of $1.7 million, related to 1998 earnings; no distributions were made to minority shareholders for 1999 or 2000 earnings.  The Company recorded minority interest income (expense), attributable to non wholly-owned subsidiary results, of $(1.0) million, $(1.0) million and $0.5 million in 2001, 2000 and 1999, respectively.

The Company has entered into operating lease agreements for certain dredging assets and office space, which require annual operating lease payments of approximately $17 to $18 million  through the next five years, including rentals for the new Liberty Island lease which commenced in the fourth quarter of 2001. See Note 12, “Lease Commitments” in the Notes to the Consolidated Financial Statements. Additionally, the Company expects to incur annual maintenance expenses of approximately $25 to $27 million.  Amounts expended for operating leases and maintenance expenses are charged to operations on an annual basis.  Planned capital expenditures, which primarily include support equipment and equipment upgrades, are expected to require spending of approximately $15 to $18 million annually for the foreseeable future.

Management believes cash flows from operations and available credit will be sufficient to finance operations, planned capital expenditures and debt service requirements for the foreseeable future. The Company’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Off-Balance Sheet Commitments and Contingencies

The Company has guaranteed 50% the outstanding principal and interest of Amboy’s bank loan, which totaled $1.9 million at December 31, 2001.  Additionally, the Company’s outstanding letters of credit, all of which are undrawn, totaled $12.2 million at December 31, 2001.  The Company considers it unlikely that it would have to perform under either of these contingent obligations.

The Company has also granted liens on certain of its operating equipment with net book values at December 31, 2001 of $63.8 million and $34.8 million as security for its bonding capacity and borrowings under its Credit Agreement, respectively.

The Company’s Credit Agreement contains provisions that require the Company to maintain a minimum net worth and certain other financial ratios, limit payment of dividends and restrict certain other transactions.   Additionally, annual prepayments of principal may be required to the extent that the Company has excess cash, as defined.

As mentioned previously, the Company finances certain key vessels used in its operations with off-balance sheet lease arrangements with unrelated lessors, requiring annual rentals of $17 to $18 million over the next five years.  These off-balance sheet leases contain default provisions which are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement.

Effect of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  Additionally, SFAS No. 141 has transition provisions which apply to business combinations accounted for by the purchase method that were completed prior to July 1, 2001 which could require possible reclassification of certain separately recognized intangible assets or goodwill components.  Only certain disclosure requirements of SFAS No. 141 were applicable to the Company and have been adopted, accordingly.   SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually, starting with fiscal years beginning after December 31, 2001.  According to the provisions of SFAS No. 142, the Company discontinued amortizing goodwill effective January 1, 2002.  In June 2001, the FASB also issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset.   SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which supersedes previous guidance and provides additional clarification as to when and how to measure a loss upon impairment or disposal of long-lived assets.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001.  The Company is currently assessing the impact of adopting these statements, but does not anticipate that adoption will have a material effect on its financial position or results of operations.

Inflation

The Company does not believe that inflation has had a material impact on the Company’s operations for the years ended December 31, 2001, 2000 and 1999.

Item  7A. — Quantitative and Qualitative Disclosures about Market Risk

A portion of the Company’s current dredging operations are conducted outside of the U.S.  In 2001 and 2000, 10% and 21%, respectively, of dredging contract revenues were attributable to overseas operations.  It is the Company’s policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available.  Forward currency exchange contracts, typically with durations of less than one year, are used to minimize the impact of foreign currency fluctuations on operations.  The Company does not purchase forward exchange contracts for trading purposes and had no foreign currency forward contracts outstanding at December 31, 2001.

The Company’s obligations under the Credit Agreement expose earnings to changes in short-term interest rates since interest rates on bank debt are variable.  If the variable rates on the Company’s outstanding bank debt were to increase by 10% from the rates at December 31, 2001, for the full year 2002, assuming scheduled principal payments are made, interest expense would increase $0.1 million, and assuming a 38% marginal tax rate, the decrease to net income would be insignificant.

At December 31, 2001 and 2000, the Company had long-term subordinated notes outstanding with a recorded book value of $154.7 million and $115.0 million, respectively.   The fair value of these notes, which bear interest at a fixed rate, was $158.3 million and $114.4 million at December 31, 2001 and 2000, respectively, based on quoted market prices.  Assuming a 10% decrease in interest rates from the rates at December 31, 2001, the fair value of this fixed rate debt would have increased by $9.3 million.

A significant operating cost for the Company is diesel fuel.  During 2001 and 2000, fuel expenditures represented 8.1% and 5.4%, respectively, of costs of contract revenues.  The Company uses fuel commodity forward contracts, typically with durations of less than eighteen months, to reduce the impacts of changing fuel prices on operations.  The Company does not purchase fuel hedges for trading purposes.  Based on the Company’s 2002 projected fuel consumption, a one cent change in the average price per gallon of fuel would impact its net income by less than $0.1 million, after the effect of fuel commodity contracts in place as of December 31, 2001. If the fuel forward rates underlying the outstanding fuel contracts increased by 10%, the fair value of these contracts would increase by $0.4 million.  At December 31, 2001 and 2000, the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to work in backlog, representing approximately 50% and 59% of its projected fuel requirements for 2002 and 2001, respectively.

Item  8. — Financial Statements and Supplementary Data

The consolidated financial statements (including financial statement schedules listed under Item 14 (a) of this report) of the Company called for by this Item, together with the Independent Auditors’ Report dated January 28, 2002, are set forth on pages 38 to 65 inclusive, of this Report, and are hereby incorporated by reference into this Item.  Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Item  9. — Change In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  — Directors and Executive Officers

Set forth below are the names, ages and positions of the persons who serve as the directors and executive officers of the Company.

Name	Age	Position
Douglas B. Mackie	49	President, Chief Executive Officer and Director
Richard M. Lowry	46	Executive Vice President and Chief Operating Officer
Deborah A. Wensel	40	Vice President and Chief Financial Officer
William F. Pagendarm	51	Vice President — Division Manager
Steven F. O’Hara	46	Vice President — Division Manager
Bradley T. J. Hansen	47	Vice President — Division Manager
Daniel L. Hussin	53	Vice President — Manager of U.S. Business Development
Michael A. Delaney	47	Director
David Wagstaff III	63	Director

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

Steven F. O’Hara — Mr. O’Hara has been a Vice President and Division Manager of the Company since 1988.  He joined the Company in 1978 as Cost Accountant.

Bradley T. J. Hansen — Mr. Hansen has been a Vice President and Division Manager of the Company since 1994. Mr. Hansen joined the Company in 1977 as an Area Engineer.  He was named Vice President & General Superintendent of the Company in 1991.

Daniel L. Hussin — Mr. Hussin has been Vice President — Manager of U.S. Business Development since 1995. Mr. Hussin joined the Company in 1972 as an Estimator.  He was named Vice President and Division Manager of the Company in 1993.

Michael A. Delaney — Mr. Delaney became a director of the Company upon consummation of the recapitalization on August 19, 1998.  Mr. Delaney has been a Managing Director of 399 Venture Partners, Inc. and its affiliate Citicorp Venture Capital Ltd. since 1997.  From 1989 through 1997, he was a Vice President of Citicorp Venture Capital Ltd. and 399 Venture Partners, Inc. From 1986 through 1989, he was Vice President of Citicorp Mergers and Acquisitions.  Mr. Delaney is also a director of JAC Holdings, Palomar Technologies, Inc., SC Processing, Inc., MSX International, Delco Remy International, Inc., Fasten Tech Inc., Chip PAC Inc., and Strategic Industries Inc.

David Wagstaff III — Mr. Wagstaff became a director of the Company upon consummation of the recapitalization on August 19, 1998.  Mr. Wagstaff has served as President and Chief Executive Officer of Vectura Group, Inc. since 1993.  He was previously the Principal in a private consulting business and has worked in various executive capacities at the Equitable Life Assurance Company and Citicorp.  Mr. Wagstaff is also a Director of American Commercial Lines, LLC, Anvil Knitware, Inc., Barcalounger Inc., DavCo Restaurants, Inc., Hayden Inc., Hoover Materials Handling, Inc. and Sleepmaster Inc.

Item 11. — Executive Compensation

The following table sets forth certain information regarding the compensation for 2001, 2000 and 1999 of Great Lakes’ Chief Executive Officer and the next four highest paid executive officers of the Company (collectively, the “Named Executive Officers”):

				All
		Annual Compensation		Other
Name and Principal Position	Year	Salary	Bonus (1)	Compensation (2)
Douglas B. Mackie, President	2001	$350,000	$321,700	$143,423
and Chief Executive Officer	2000	331,000	309,420	161,046
	1999	312,000	435,554	145,222

Richard M. Lowry, Executive	2001	306,000	281,300	120,092
Vice President and Chief	2000	287,000	268,290	135,066
Operating Officer	1999	270,400	377,480	122,713

Deborah A. Wensel, Vice	2001	164,000	118,500	71,464
President, Chief Financial	2000	153,500	105,250	77,268
Officer and Treasurer	1999	130,000	130,128	86,499

William F. Pagendarm, Vice	2001	157,000	40,000	36,867
President and Division	2000	150,500	46,000	40,143
Manager	1999	144,000	50,000	32,674

Bradley T.J. Hansen, Vice	2001	150,000	50,000	36,228
President and Division	2000	143,000	53,000	39,165
Manager	1999	135,000	60,000	26,949

(1)   Attributable to the reported year, but paid in the subsequent year.

(2)   Includes employer matching contributions and profit sharing contributions under Great Lakes’ 401(k) plan and payment of lost 401(k) benefit due to IRS limitations.

Executive Employment Arrangements

The Company has entered into an Employment Agreement, dated as of January 1, 1992, with Douglas B. Mackie.  The employment agreement provides for an initial term of three years with automatic renewal for successive one-year terms, unless sooner terminated by either party giving 90 days written notice prior to the end of the then current term.  In addition, either party may terminate the employment agreement at any time, with or without cause, by giving the other party 30 days prior written notice.

Mr. Mackie’s 2001 base salary under his employment agreement was $350,000, which is subject to annual increase as determined by the compensation committee of the Board of Directors, and benefits as provided from time to time by the Company to its senior executives.  In the event Mr. Mackie resigns for good reason (defined to include, among other things, a material breach of the employment agreement by the Company) or the employment agreement is otherwise terminated by the Company for any reason other than cause, death or permanent disability, Mr. Mackie will be entitled to receive severance compensation in the amount equal to the sum of (a) Mr. Mackie’s current annual base salary and (b) a bonus calculated by multiplying current base salary by the average percentage of Mr. Mackie’s base salary represented by the bonuses Mr. Mackie received during the term of the employment agreement.

During the term of the employment agreement and for one year thereafter, Mr. Mackie is prohibited from directly or indirectly carrying on, engaging or having a financial interest in any business which is in material competition with the business of the Company.

The Company has also entered into an employment agreement with Richard M. Lowry which contains terms substantially similar to Mr. Mackie’s employment agreement, other than the amount of base salary and the office held.  Mr. Lowry’s 2001 base salary under his employment agreement was $306,000.

Compensation of Directors  (dollars stated at actual)

In mid-2000, the Company implemented a policy providing compensation for directors.  The policy provides that non-employee and non-Citicorp Venture Capital Ltd. affiliated directors will receive fees of $5,000 per board meeting and $2,000 per teleconference board meeting, not to exceed $20,000 per annum.

Item  12. — Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of the preferred stock and common stock of the Company as of December 31, 2001:

	Number and Percent of Shares
	Preferred Stock			Class A Stock			Class B Stock
Name of Beneficial Owner	Number		Percent	Number		Percent	Number	Percent
Vectura Holding Company LLC (1)	41,818		93.2%	818,000		52.5%	3,363,900	100%
c/o Great Lakes Dredge & Dock Corporation
2122 York Road
Oak Brook, Illinois 60523

Douglas B. Mackie	930	(2)	2.1%	208,000	(2)	13.4%	—	—
c/o Great Lakes Dredge & Dock Corporation
2122 York Road
Oak Brook, Illinois 60523

Richard M. Lowry	930		2.1%	208,000		13.4%	—	—
c/o Great Lakes Dredge & Dock Corporation
2122 York Road
Oak Brook, Illinois 60523

Deborah A. Wensel	130		0.3%	33,000		2.1%	—	—
c/o Great Lakes Dredge & Dock Corporation
2122 York Road
Oak Brook, Illinois 60523

William F. Pagendarm	130		0.3%	33,000		2.1%	—	—

Bradley T. J. Hansen	130		0.3%	33,000		2.1%	—	—

All directors and executive officers as a group	2,692		6.0%	599,282		38.5%	—	—

(1)          Vectura Holding Company LLC (“Vectura”) is a Delaware limited liability company which beneficially owns the stock of the Company indicated above as well as other investments.  Investors in Vectura hold voting and economic interests that vary depending on the Vectura investment concerned.  With respect to Vectura’s investment in the Company, 49.7% of the voting interests (including voting power and investment power) are owned by 399 Venture Partners, Inc., a wholly owned indirect subsidiary of Citigroup Inc. and its affiliates, and 49.1% of the voting interests (including voting power and investment power) are owned by Treetops, LLC, an entity controlled by David Wagstaff III, a director of the Company and a vice president of Vectura.

(2)          Includes certain shares held by family trusts established for the benefit of the children of Mr. Mackie.

Item  13. — Certain Relationships and Related Transactions

In July 1999, the Company issued 120 shares and 24,000 shares of its preferred and common stock, respectively, to Deborah Wensel, Chief Financial Officer, for proceeds of $0.1 million.  At December 31, 2001 and 2000, less than $0.1 million remains receivable from Ms. Wensel for these shares.

In November 2001, the Company issued 182 shares and 18,182 shares of its preferred and common stock to Treetops, LLC, an entity controlled by David Wagstaff III, a director of the Company, for proceeds of $0.2 million.

Court Square Capital Limited, an affiliate of 399 Venture Partners, Inc., provided advisory services to the Company during 2001.  Pursuant to the terms of the advisory agreement, Court Square was paid approximately $0.1 million upon the additional issuance of $40.0 million of the Company’s senior subordinated notes in April 2001. Additionally, an investment fund administered by an affiliate of 399 Venture Partners, Inc. acquired an aggregate principal amount of $5.0 million of these notes.

Part IV

Item  14. — Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)  Documents filed as part of this report

1.  Consolidated Financial Statements

The consolidated financial statements listed below are set forth on pages 38 to 65 inclusive, of this Report and are incorporated by reference in Item 8 of this Report.

Great Lakes Dredge & Dock Corporation:

Page

Independent Auditors’ Report	38

Consolidated Balance Sheets as of December 31, 2001 and 2000	39

Consolidated Statements of Operations for the years ended
December 31, 2001, 2000, and 1999	40

Consolidated Statement of Stockholders’ Deficit
for the years ended December 31, 2001, 2000, and 1999	41

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999	42

Notes to Consolidated Financial Statements	43-65

2.  Financial Statement Schedules

The Report of J.H. Cohn, independent public accountants, on the financial statements of Amboy Aggregates, is presented on page 66 and incorporated by reference herein.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index” which is attached hereto and incorporated by reference herein.  Exhibits are available upon request for a reasonable fee (covering the expense of furnishing copies).

(b)            Reports on Form 8-K

No reports were filed by the Company during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES DREDGE & DOCK CORPORATION

By:	/s/ Douglas B. Mackie
Douglas B. Mackie
President, Chief Executive Officer and Director
Date: 3/27/02

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ Douglas B. Mackie	3/27/02
Douglas B. Mackie		President, Chief Executive
Officer and Director

/s/ Deborah A. Wensel	3/27/02
Deborah A. Wensel		Vice President, Chief
Financial Officer and
Treasurer
/s/ Michael A. Delaney	3/27/02
Michael A. Delaney		Director

/s/ David Wagstaff III	3/27/02
David Wagstaff III		Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Great Lakes Dredge & Dock Corporation

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and Subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, of stockholders’ deficit and of cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of Amboy Aggregates (Amboy) joint venture for the years ended December 31, 2001 and 2000, the Company’s investment in which is accounted for using the equity method.  The Company’s equity of $5.9 million and $5.1 million in Amboy’s net assets at December 31, 2001 and 2000, respectively, and of $0.8 million, $(0.8) million and $0.2 million in Amboy’s net income (loss) for each of the three years in the period ended December 31, 2001 are included in the accompanying financial statements. The financial statements of Amboy were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such joint venture, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements presents fairly, in all material respects, the financial position of Great Lakes Dredge & Dock Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Chicago, Illinois

January 28, 2002

(March 11, 2002 as to Note 16)

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

(in thousands, except share and per share amounts)ss

ASSETS	2001	2000
Current assets:
Cash and equivalents	$2,590	$1,137
Accounts receivable	30,407	40,578
Contract revenues in excess of billings	23,215	18,542
Inventories	14,291	14,657
Prepaid expenses	9,043	4,682
Other current assets	9,443	12,561
Total current assets	88,989	92,157

Property and equipment, net	141,313	137,662
Goodwill, net of accumulated amortization of $1,455	29,405	—
Inventories	9,229	6,773
Investments in joint ventures	6,331	6,394
Other	6,956	5,749
Total assets	$282,223	$248,735

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$30,913	$37,813
Accrued expenses	28,497	25,636
Billings in excess of contract revenues	4,873	7,863
Current maturities of long-term debt	11,000	9,000
Total current liabilities	75,283	80,312

Long-term debt	173,728	146,000
Deferred income taxes	45,593	44,302
Other	7,917	7,032
Total liabilities	302,521	277,646

Minority interests	5,696	3,372
Commitments and contingencies (Notes 12 and 15)

Stockholders’ deficit:
Preferred stock, $.01 par value; 250,000 shares authorized: 45,000 issued; 44,857 and 44,675 outstanding in 2001 and 2000, respectively	1	1
Common stock, $.01 par value; 50,000,000 shares authorized: 5,000,000 issued; 4,920,882 and 4,902,700 outstanding in 2001 and 2000, respectively	50	50
Additional paid-in capital	50,457	50,457
Accumulated deficit	(75,787)	(82,268)
Accumulated other comprehensive loss	(407)	—
Treasury stock, at cost; 2001: 143 preferred shares, 79,118 preferred shares and common shares; 2000: 325 preferred shares, 97,300 common shares	(222)	(422)
Note receivable from stockholder	(86)	(101)
Total stockholders’ deficit	(25,994)	(32,283)
Total liabilities and stockholders’ deficit	$282,223	$248,735

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2001, 2000 and 1999

(in thousands)

	2001	2000	1999
Contract revenues	$318,797	$339,054	$302,289
Costs of contract revenues	260,433	281,624	244,825
Gross profit	58,364	57,430	57,464
General and administrative expenses	25,220	22,292	21,867
Operating income	33,144	35,138	35,597
Other income (expense):
Interest income	179	90	291
Interest expense	(21,107)	(18,753)	(18,385)
Equity in earnings (loss) of joint ventures	811	(791)	183
Income before income taxes and minority interests	13,027	15,684	17,686
Provision for income taxes	(5,562)	(7,434)	(8,454)
Minority interests	(984)	(999)	491
Net income	$6,481	$7,251	$9,723

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

Years ended December 31, 2001, 2000 and 1999

(in thousands, except share amounts)

	Number of Shares				Additional Paid-in Capital		Accumulated Other Comprehensive Loss		Notes Receivable From Stockholders
	Preferred Stock	Common Stock	Preferred Stock	Common Stock		Accumulated Deficit		Treasury Stock		Total

Balance at December 31, 1998	45,000	5,000,000	$1	$50	$50,457	$(99,242)	$—	$—	$—	$(48,734)

Purchase of treasury stock								(575)		(575)
Issuance of treasury stock								156		156
Loans to employee stockholders									(125)	(125)
Net income						9,723				9,723
Balance at December 31, 1999	45,000	5,000,000	1	50	50,457	(89,519)	—	(419)	(125)	(39,555)

Purchase of treasury stock								(3)		(3)
Repayment on notes receivable from stockholders									24	24
Net income						7,251				7,251
Balance at December 31, 2000	45,000	5,000,000	1	50	50,457	(82,268)	—	(422)	(101)	(32,283)

Issuance of treasury stock								200		200
Repayment on notes receivable from stockholders									15	15
Comprehensive income:
Net income						6,481				6,481
Cumulative effect of adopting SFAS 133							(745)			(745)
Reclassification of derivative losses to earnings							1,125			1,125
Change in fair value of derivatives							(787)			(787)
Total comprehensive income										6,074
Balance at December 31, 2001	45,000	5,000,000	$1	$50	$50,457	$(75,787)	$(407)	$(222)	$(86)	$(25,994)

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                Years ended December 31, 2001, 2000 and 1999

(in thousands)

	2001	2000	1999
OPERATING ACTIVITIES
Net income	$6,481	$7,251	$9,723
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	15,234	12,666	11,986
(Earnings) loss of joint ventures	(811)	791	(183)
Minority interests	984	999	(491)
Deferred income taxes	850	861	(2,546)
(Gain) loss on dispositions of property and equipment	(292)	171	23
Other, net	2,619	(239)	1,514
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	17,623	(7,186)	4,004
Contract revenues in excess of billings	(2,711)	1,994	(4,600)
Inventories	(2,090)	2,122	(3,220)
Prepaid expenses and other current assets	427	(6,120)	(2,155)
Accounts payable and accrued expenses	(13,941)	8,239	3,416
Billings in excess of contract revenues	(4,282)	(4,066)	7,844
Net cash flows from operating activities	20,091	17,483	25,315

INVESTING ACTIVITIES
Purchases of property and equipment	(13,791)	(14,128)	(14,958)
Dispositions of property and equipment	608	512	303
Distributions from joint ventures	874	225	3,589
Investments in joint ventures	—	(309)	—
Distributions to minority interests	—	—	(1,730)
Purchase of NASDI stock, net of cash acquired of $5,000	(30,548)	—	—
Net cash flows from investing activities	(42,857)	(13,700)	(12,796)

FINANCING ACTIVITIES
Repayments of long-term debt	(9,000)	(6,700)	(17,700)
Borrowings under (repayments of) revolving loans, net	(4,000)	2,500	6,500
Proceeds from 11¼% subordinated debt issued	39,700	—	—
Treasury stock activity, net	200	(3)	(544)
Financing fees	(2,696)	—	—
Repayment on notes receivable from stockholders	15	24	—
Net cash flows from financing activities	24,219	(4,179)	(11,744)
Net change in cash and equivalents	1,453	(396)	775
Cash and equivalents at beginning of year	1,137	1,533	758
Cash and equivalents at end of year	$2,590	$1,137	$1,533

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$18,516	$17,811	$17,525
Cash paid for taxes	$5,775	$10,677	$4,938

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

1.       Summary of significant accounting policies

Organization and recapitalization

Great Lakes Dredge & Dock Corporation and its subsidiaries (the Company) are in the business of marine construction, primarily dredging.  The Company’s primary customers are domestic and foreign government agencies.

On August 19, 1998, Great Lakes Dredge & Dock Corporation effected a recapitalization whereby the common stock held by the former owner was redeemed using a portion of the proceeds from $115,000 of senior subordinated debt, $110,000 new bank credit facility, and $45,000 of preferred stock and $3,552 of common stock sold to Vectura Holding Company, LLC (Vectura) and certain members of management.  As a result of the recapitalization and subsequent stock activity, certain members of Company management own approximately 14% of the outstanding common stock and Vectura owns approximately 85%.

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of GLD Corporation and its majority-owned subsidiaries, including North American Site Developers, Inc. since its acquisition in April, 2001 (See Note 2).  All significant intercompany accounts and transactions are eliminated.  The equity method of accounting is used for investments in unconsolidated investees in which the Company has significant influence.  All other investments are carried at cost.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue and cost recognition on contracts

Substantially all of the Company’s contracts for dredging services are fixed-price contracts, which provide for remeasurement based on actual quantities dredged.  The majority of the Company’s demolition contracts are also fixed-price contracts, with others managed as time-and-materials or rental projects.  Contract revenues are recognized under the percentage-of-completion method, based on the Company’s engineering estimates of the physical percentage completed for dredging projects and using a cost-to-cost approach for demolition projects.  For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each dredging project.  For demolition contracts, contract revenues are adjusted to reflect the estimated gross profit percentage.  Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined.  Claims for additional compensation due the Company are not recognized in contract revenues until such claims are settled.  Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition.  The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues.  Change orders on demolition contracts are often negotiated when a change in conditions from the original contract specifications is encountered, necessitating a change in project performance methodology and/or material disposal.  Thus, the resulting change order is considered a change in the scope of the original project to which it relates.  Significant expenditures incurred incidental to major contracts are deferred and recognized as contract costs based on contract performance over the duration of the related project.  These expenditures are reported as prepaid expenses.

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

Property and equipment

Capital additions, improvements and major renewals are classified as property and equipment and are carried at cost.  Maintenance and repairs are charged to earnings as incurred.  Depreciation is provided over the estimated useful lives of property and equipment using the straight-line method.  The estimated useful lives by class of assets are 5 to 10 years for furniture and fixtures and 3 to 30 years for operating equipment.  Leasehold improvements are amortized over the shorter of their remaining useful lives or the lives of the leases.

Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts.  If such a review indicates an impairment, the carrying amount would be reduced to estimated recoverable value.

Income taxes

The Company records income taxes based upon Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes.  The provision for income taxes includes federal, foreign and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

Fair value of financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments.  The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates.  At December 31, 2001 and 2000, the Company had long-term subordinated notes outstanding with recorded book values of $154,728 and $115,000, respectively.  The fair value of these notes was $158,294 and $114,425 at December 31, 2001 and 2000, respectively, based on quoted market prices.  The Company is contingently liable under letters of credit and other financial guarantees.  It is not practicable to estimate the fair value of these financial instruments; however, the Company does not expect any material losses to result from these financial instruments since performance is not likely to be required.  The estimated fair values of the Company’s risk management instruments have been determined using available market information and valuation methodologies.

Capital stock

The Company has authorized and issued 250,000 and 45,000 shares, respectively, of preferred stock.  The preferred stock has a stated value of $1,000 per share and is entitled to annual dividends, if declared.  Such dividends are cumulative, whether or not declared, and accrue at the rate of 12%, compounding annually.  At December 31, 2001, dividends in arrears on the preferred stock were $20,836. The Company has authorized and issued 25,000,000 and 1,636,100 shares, respectively, of class A voting common stock, and 25,000,000 and 3,363,900 shares, respectively, of class B nonvoting common stock, with a par value of $.01 per share.

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  Additionally, SFAS No. 141 has transition provisions which apply to business combinations accounted for by the purchase method that were completed prior to July 1, 2001 which could require possible reclassification of certain separately recognized intangible assets or goodwill components.  Only certain disclosure requirements of SFAS No. 141 were applicable to the Company and have been adopted, accordingly.  SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually, starting with fiscal years beginning after December 31, 2001.  According to the provisions of SFAS No. 142, the Company discontinued amortizing goodwill effective January 1, 2002.  In June 2001, the FASB also issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which supersedes previous guidance and provides additional clarification as to when and how to measure a loss upon impairment or disposal of long-lived assets.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001.  The Company is currently assessing the impact of adopting these statements, but does not anticipate that adoption will have a material effect on its financial position or results of operations.

Reclassifications

Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform to the 2001 presentation.

2.       Acquisition of North American Site Developers, Inc.

In April 2001, the Company purchased 80% of the capital stock of North American Site Developers, Inc. (NASDI), a demolition service provider located in the Boston, Massachusetts area.  The purchase consideration for the acquisition included (1) $35,000 in cash payable to the stockholders of NASDI, and (2) two junior subordinated promissory notes totaling $3,000 from NASDI payable to the NASDI management stockholders.  The total purchase price including acquisition costs was $38,548.  The Company issued $40,000 of its 11¼% senior subordinated notes due 2008 to fund the cash portion of the acquisition price and pay related fees and expenses, which included fees of $100 paid to an affiliate of Vectura for advisory services provided with respect to this note issuance.  Additionally, an investment fund affiliated with Vectura acquired an aggregate principal amount of $5,000 of the additional note issuance.

The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations of NASDI are included in the Company’s consolidated statement of operations from the date of the acquisition.  The purchase price has been allocated on a preliminary basis while the Company completes its final evaluation of the fair value of assets acquired and liabilities assumed.  Therefore, the allocation of purchase price is subject to adjustment; however, the Company does not expect that such adjustments will have a material effect on its consolidated financial statements.  Goodwill in the amount of $30,860 has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and was amortized for the remainder of 2001 on a straight-line basis over 15 years.

In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$46,535
Cash paid for the capital stock	(35,548)
Issuance of NASDI stockholder notes	(3,000)
Liabilities assumed	$7,987

The following unaudited pro forma combined results of operations for the years ended December 31, 2001 and 2000 have been prepared assuming the acquisition had occurred as of the beginning of each of the periods presented.  The pro forma amounts include adjustments to reflect amortization of goodwill, increased interest on debt incurred to finance the acquisition, and adjustment of certain bonus compensation paid to NASDI stockholders to reflect bonus amounts as allowed per the terms of the purchase agreement.  The unaudited pro forma operating results which follow have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had this acquisition been consummated at the beginning of the periods presented.

	2001	2000
Contract revenues	$329,931	$411,696
Operating income	35,442	55,406
Income before income taxes and minority interests	13,699	31,322
Net income	6,196	13,926

3.       Accounts receivable

Accounts receivable are as follows:

	2001	2000
Completed contracts	$11,776	$8,935
Contracts in progress	16,774	29,102
Retainage	3,228	3,528
	31,778	41,565
Allowance for doubtful accounts	(1,371)	(987)
	$30,407	$40,578

4.       Contracts in progress

The components of contracts in progress are as follows:

	2001	2000
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$156,539	$265,765
Amounts billed	(136,401)	(248,788)
Costs and earnings in excess of billings for contracts in progress	20,138	16,977
Costs and earnings in excess of billings for completed contracts	3,077	1,565
	$23,215	$18,542

Prepaid contract costs	$5,390	$2,788

Billings in excess of costs and earnings:
Amounts billed	$(77,860)	$(77,837)
Costs and earnings for contracts in progress	72,987	69,217
	$(4,873)	$(8,620)

The Company received advance payments related to a long-term foreign contract that are considered billings in excess of costs and earnings.  The contract commenced in 1999 and is expected to be completed in 2003.  These advance payment amounts are being earned as the work is performed over the duration of the contract.  At December 31, 2000, the amount of $757 related to contract performance anticipated to be beyond one year is included in other long-term liabilities.

5.         Property and equipment

Property and equipment are as follows:

	2001	2000
Land	$2,712	$3,066
Furniture and fixtures	6,687	5,849
Operating equipment	253,989	236,863
	263,388	245,778
Accumulated depreciation	(122,075)	(108,116)
	$141,313	$137,662

Performance bonds are customarily required for dredging and marine construction projects.  The Company obtains its performance bonds through a bonding agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $63,785 at December 31, 2001.  The bonding agreement contains financial and operating covenants that limit the ability of the Company to incur indebtedness, create liens, pay dividends and take certain other actions.

6.             Investments in joint ventures

At December 31, 2001, the Company had a 50% ownership interest in Amboy Aggregates (Amboy), whose primary business is the dredge mining and sale of fine aggregate, and a 20% ownership interest in Riovia S.A. (Riovia), a venture whose sole business is the performance of a dredging contract in Argentina and Uruguay.

In the third quarter of 2001, the Company changed its method of accounting for its investment in Riovia to the equity method from the cost method.  The impact of this change was insignificant to the Company’s financial position and results of operations.  The Company continues to account for its investment in Amboy using the equity method.  The summarized financial information of the joint ventures is presented in the following table.  To be consistent with the 2001 presentation, the information provided for 2000 and 1999 includes the combined information of both Amboy and Riovia.

	2001	2000	1999
Current assets	$18,049	$18,985	$18,029
Non-current assets	11,031	11,972	14,298
Total assets	29,080	30,957	32,327
Current liabilities	(10,964)	(8,643)	(5,484)
Non-current liabilities	(1,694)	(4,003)	(6,627)
Equity	$16,422	$18,311	$20,216

Revenue	$28,867	$23,675	$29,182
Costs and expenses	(26,951)	(24,921)	(27,763)
Net income (loss)	$1,916	$(1,246)	$1,419

Amboy has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners.  The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest which at December 31, 2001 totaled $1,947.

7.             Accrued expenses

Accrued expenses are as follows:

	2001	2000
Interest	$6,721	$5,310
U.S. income and other taxes	6,492	2,518
Payroll and employee benefits	6,273	5,787
Insurance	5,386	4,341
Equipment leases	1,313	389
Derivative liability	670	—
Foreign income taxes	164	6,341
Other	1,478	950
	$28,497	$25,636

8.             Long-term debt

Long-term debt is as follows:

	2001	2000
Senior bank debt:
Term loan	$22,000	$31,000
Revolving loan	5,000	9,000
11¼% subordinated debt	154,728	115,000
Subordinated promissory notes	3,000	—
	184,728	155,000
Current maturities of long-term debt	(11,000)	(9,000)
	$173,728	$146,000

The Company has a credit agreement (Credit Agreement) with a group of banks consisting of a term loan and a $70,000 aggregate revolving credit facility which may be used for borrowings or for letters of credit, expiring in 2005.  The terms of the Credit Agreement provide for interest rate spreads based on the Company’s debt level compared to earnings, as defined, and allow for various interest rate options for loan amounts and periods that are selected at the discretion of the Company.  At December 31, 2001 and 2000, the weighted average borrowing rate was 6.5% and 9.7%, respectively, including amortization of financing fees.  The Company also pays an annual commitment fee of up to 0.5% on the average daily unused capacity available under the revolving credit facility.  At December 31, 2001, the Company had $12,186 in undrawn letters of credit outstanding related primarily to contract performance guarantees; therefore, remaining availability under the aggregate revolving credit facility was $52,814.

The Credit Agreement contains provisions that require the Company to maintain a minimum net worth and certain other financial ratios, limit payment of dividends and restrict certain other transactions.  Borrowings under the Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of $34,755 at December 31, 2001 and are guaranteed by certain subsidiaries of the Company.

Quarterly principal payments of the term loan are required as specified in the Credit Agreement.  Annual prepayments of principal may be required to the extent the Company has excess cash, as defined, and voluntary prepayments are allowed.  All prepayments modify the requirements for scheduled principal payments.  Scheduled remaining term loan maturities for the years ending December 31 are as follows:

2002	$11,000
2003	11,000

On August 19, 1998, the Company issued $115,000 of senior subordinated notes (Notes) which will mature on August 15, 2008.  On April 24, 2001, the Company issued an additional $40,000 of the Notes to fund the acquisition of NASDI.  These 2001 additional notes were issued at a discount of $300, which is being amortized to interest expense over the remaining term of these notes.  Interest on the Notes accrues at a rate of 11¼% per annum and is payable semi-annually.  The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including borrowings under the Credit Agreement.  The Company’s obligations under the Notes are guaranteed on a senior subordinated basis by NASDI and the Company’s wholly-owned domestic subsidiaries.

Financing fees related to the Credit Agreement and the Notes are deferred and amortized over the respective terms of the borrowings.

Also in connection with the acquisition of NASDI, the Company issued two junior subordinated promissory notes totaling $3,000 from NASDI, payable to the NASDI management stockholders.  Interest on these notes is calculated at the rate of 6.0%, payable annually; the principal is payable in a single installment on March 31, 2004, subject to the right to defer payment until December 31, 2004 based on the financial performance of NASDI.

9.             Risk management activities

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported in the balance sheet at fair value and establishes criteria for designation and effectiveness of hedge relationships.  Changes in the fair value of derivative instruments designated as cash flow hedges are recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of derivative instruments which do not qualify for hedge treatment or are not designated as hedges are recorded in earnings as the changes occur.  Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings.

The Company uses derivative instruments to manage commodity price and foreign currency exchange risks.  Such instruments are not used for trading purposes.  As of December 31, 2001, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2002.  As of December 31, 2001, there were 10.7 million gallons remaining on these contracts.  Under these agreements, the Company will pay fixed prices ranging from $0.55 to $0.84 per gallon.  At December 31, 2001 and January 1, 2001, the fair value on these contracts was estimated to be a loss of $670 and $1,200, respectively, based on quoted market

prices.    The fair value at December 31, 2001 is recorded in accrued liabilities on the balance sheet.  The Company had no foreign currency hedge contracts outstanding at December 31, 2001.

The Company has designated its fuel hedge arrangements as cash flow hedges, resulting in the following activity in accumulated other comprehensive loss (net of income taxes):

Cumulative effect of adopting SFAS No. 133 as of January 1, 2001	$(745)
Losses reclassified into earnings from accumulated other comprehensive loss (included in costs of contract revenues)	1,125
Change in fair value of derivatives	(787)
Accumulated other comprehensive loss as of December 31, 2001	$(407)

Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial.  The remaining losses included in accumulated other comprehensive loss at December 31, 2001 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized.

10.          Treasury stock

In June 1999, the Company repurchased 450 and 124,800 shares of its preferred and common stock, respectively, from a former officer of the Company at a total cost of $575.

In July 1999, the Company reissued 125 shares and 30,500 shares of its preferred and common stock, respectively, to certain members of management for proceeds of $156.  At December 31, 2001 and 2000, stockholders’ deficit included amounts receivable of $86 and $101, respectively, from certain members of management for a portion of their purchased shares.

In November 2001, the Company reissued 182 shares and 18,182 shares of its preferred and common stock, respectively, to a director of the Company for proceeds of $200.

11.          Income taxes

The provision for income taxes is as follows:

	2001	2000	1999
Federal:
Current	$3,855	$3,551	$7,904
Current foreign	—	2,288	1,442
Deferred	799	787	(2,264)
State:
Current	857	734	1,654
Deferred	51	74	(282)
	$5,562	$7,434	$8,454

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate as follows:

	2001	2000	1999
Tax provision at statutory U.S. federal income tax rate	$4,559	$5,489	$6,190
State income tax, net of federal income tax benefit	590	525	892
Foreign taxes deducted, net of federal income tax benefit	—	1,487	937
Partnership (gain) loss allocated to minority interests	(228)	(122)	260
Non-deductible goodwill amortization	509	—	—
Other	132	55	175
Income tax provision	$5,562	$7,434	$8,454

The deferred tax assets (liabilities) are as follows:

	2001	2000
Gross deferred tax assets:
Accrued liabilities	$4,361	$4,254
Gross deferred tax liabilities:
Depreciation	(43,927)	(43,094)
Other	(3,072)	(2,767)
	(46,999)	(45,861)
Total net deferred tax liabilities	$(42,638)	$(41,607)

As reported in the balance sheet:
Net current deferred tax assets (included in other current assets)	$2,955	$2,695
Net non-current deferred tax liabilities	(45,593)	(44,302)
Total net deferred tax liabilities	$(42,638)	$(41,607)

12.          Lease commitments

The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2019.  The equipment leases contain renewal or purchase options which specify prices at the then fair market value upon the expiration of the lease terms.  Future minimum operating lease payments for the years ending December 31 are as follows:

2002	$16,978
2003	16,864
2004	17,070
2005	17,086
2006	17,103
Thereafter	79,405
Total minimum lease payments	$164,506

Total rent expense for the years ended December 31, 2001, 2000 and 1999 was $19,156, $17,811 and 14,775, respectively, including amounts for other short-term rentals.

The current portion of capital lease obligations is included in accrued expenses at December 31, 2001 and 2000 for equipment leases of bulldozers, excavators and automobiles in the amounts of $1,313 and $389, respectively.  The long-term portion of these leases is included in other long-term liabilities and totaled $1,135 and $314, respectively.  The terms of these leases extend through 2005.

13.          Retirement plans

The Company sponsors two 401(k) savings plans, one which covers substantially all non-union salaried employees (Salaried Plan) and the second which covers its non-union hourly employees.  Under both plans, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. Additionally, the Salaried Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of the Salaried Plan.  The Company’s expense for matching and discretionary contributions for 2001, 2000 and 1999 was $2,608, $2,491 and $2,451, respectively.

The Company also contributes to various multi-employer pension plans pursuant to collective bargaining agreements.  In the event of a plan’s termination or Company withdrawal from a plan, the Company may be liable for a portion of the plan’s unfunded vested benefits.  As of December 31, 2001, unfunded amounts, if any, are not significant.  Contributions to multi-employer pension plans for the years ended December 31, 2001, 2000 and 1999 were $2,071, $1,413 and $1,207, respectively.

14.          Segment information and concentrations of risk

The Company and its subsidiaries currently operate in two reportable segments:  dredging and demolition.  Prior to the acquisition of NASDI in 2001, the Company’s only reportable segment was dredging.  The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented.  Segment information for 2001 is provided as follows:

	Dredging	Demolition	Total
Contract revenues	$294,958	$23,839	$318,797

Operating income	31,813	1,331	33,144

Depreciation and amortization	13,219	2,015	15,234

Total assets	237,121	45,102	282,223

Property and equipment, net	137,233	4,080	141,313

Investment in equity method investees	6,331	—	6,331

Capital expenditures	13,296	495	13,791

In 2001, 2000 and 1999, 70.2%, 67.4% and 71.9%, respectively, of contract revenues were earned from dredging contracts with federal government agencies.  At December 31, 2001 and 2000, approximately 59.4% and 58.5%, respectively, of accounts receivable, including contract revenues in excess of billings, were due on dredging contracts with federal government agencies.

The Company derived revenues and gross profit (loss) from foreign project operations for the years ended December 31, as follows:

	2001	2000	1999
Contract revenues	$29,359	$71,752	$30,696
Costs of contract revenues	(27,015)	(68,069)	(33,215)
Gross profit (loss)	$2,344	$3,683	$(2,519)

The majority of the Company’s long-lived assets are marine vessels and related equipment.  At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

15.          Commitments and contingencies

In 1992, an underwater utility tunnel failed adjacent to a construction site completed by Great Lakes Dredge & Dock Company (GLDD), a wholly-owned subsidiary of GLD Corporation.  The failure resulted in a flooding of the tunnel and building basements serviced by the tunnel.  Numerous suits were filed against GLDD for claims of flood damage to building basements and losses due to business interruption.  During 1997, all outstanding claims were settled related to the flood litigation.  Settlement payments totaling $11,000 were advanced by the Company.  As part of the recapitalization, the right to receive the $11,000 settlement advance was retained by the Company’s former owner.

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

16.          Subsequent event

In 1997, GLDD purchased rights to dispose of a certain quantity of dredged material in an upland disposal site in New Jersey at a cost of $3,150 (land rights).  The land rights are recorded at cost and are included in other current and non-current assets on the Company's consolidated balance sheet at December 31, 2001.  On March 11, 2002, the Company entered into an agreement with the owner of the site setting forth amended terms and conditions that address the quantity and use of the land rights, among other matters.  Coincident with entering into the agreement, a significant upland disposal project was bid.  The low bidder was a competitor whose bid indicated the use of an alternate disposal site that may be at a lower cost, which could, therefore, impact the value of the Company's land rights, if the competitor's bid meets the conditions for award.  Based on the uncertainty of these circumstances, management believes there is a reasonable possibility that the Company's recovery of the land rights at their recorded amount may be impaired in the range of $0 to $800.  The Company will continue its assessment of whether its land rights may be impaired, as the outcome of these circumstances becomes known.

17.          Supplemental condensed consolidating financial information

The payment obligations of the Company under the 11¼% subordinated debt are guaranteed by NASDI and the Company’s wholly-owned domestic subsidiaries (Subsidiary Guarantors).  Such guarantees are full, unconditional and joint and several.  Separate financial statements of the Subsidiary Guarantors are not presented because the Company’s management has determined that they would not be material to investors.  The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company’s non-guarantor subsidiaries and for GLD Corporation.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet at December 31, 2001

ASSETS	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Consolidated Eliminations	Totals
Current assets:
Cash and equivalents	$2,515	$75	$—	$—	$2,590
Accounts receivable, net	27,629	2,778	—	—	30,407
Receivables from affiliates	5,051	6,613	6,000	(17,664)	—
Current portion of net investment in
direct financing leases.	—	1,946	1,661	(3,607)	—
Contract revenues in excess of billings	21,120	2,095	—	—	23,215
Inventories	9,691	4,600	—	—	14,291
Prepaid expenses and other current assets	16,878	778	830	—	18,486
Total current assets	82,884	18,885	8,491	(21,271)	88,989
Property and equipment, net	85,942	15,118	40,253	-	141,313
Goodwill, net of accumulated amortization of $1,455	29,405	—	—	—	29,405
Net investment in direct financing leases	-	—	—	—	—
Investments in subsidiaries	18,932	—	121,345	(140,277)	—
Notes receivable from affiliate	12,796	—	21,000	(33,796)	—
Inventories	9,229	—	—	—	9,229
Investments in joint ventures	6,331	—	—	—	6,331
Other assets	3,651	—	3,305	—	6,956
	$249,170	$34,003	$194,394	$(195,344)	$282,223

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,294	$4,619	$—	$—	$30,913
Payables to affiliates	14,966	2,698	—	(17,664)	-
Accrued expenses	14,294	3,951	10,252	—	28,497
Current portion of obligations under capital leases	—	3,607	—	(3,607)	—
Billings in excess of contract revenues	4,873	—	—	—	4,873
Current maturities of long-term debt	—	—	11,000	—	11,000
Total current liabilities	60,427	14,875	21,252	(21,271)	75,283
Long-term debt	3,000	—	170,728	—	173,728
Note payable to affiliate	21,000	—	12,796	(33,796)	—
Deferred income taxes	32,549	172	12,872	-	45,593
Foreign income taxes	—	—	—	—	—
Other	5,090	494	2,333	—	7,917
Total liabilities	122,066	15,541	219,981	(55,067)	302,521
Minority interests	—	—	—	5,696	5,696
Stockholders' equity (deficit)	127,104	18,462	(25,587)	(145,973)	(25,994)
	$249,170	$34,003	$194,394	$(195,344)	$282,223

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet at December 31, 2000

ASSETS	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Consolidated Eliminations	Totals
Current assets:
Cash and equivalents	$(654)	$1,791	$—	$—	$1,137
Accounts receivable	37,558	3,020	—	—	40,578
Receivables from affiliates	7,956	6,186	9	(14,151)	—
Current portion of net investment in
direct financing leases	—	1,714	1,830	(3,544)	—
Contract revenues in excess of billings	17,254	1,288	—	—	18,542
Inventories	10,694	3,963	—	—	14,657
Prepaid expenses and other current assets	15,651	844	748	—	17,243
Total current assets	88,459	18,806	2,587	(17,695)	92,157
Property and equipment, net	79,881	14,454	43,327	—	137,662
Net investment in direct financing leases	—	1,946	1,661	(3,607)	—
Investments in subsidiaries	16,105	—	119,326	(135,431)	—
Notes receivable from affiliate	15,815	—	—	(15,815)	—
Inventories	6,773	—	—	—	6,773
Investments in joint ventures	6,394	—	—	—	6,394
Other assets.	2,109	—	3,640	—	5,749
	$215,536	$35,206	$170,541	$(172,548)	$248,735

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$34,901	$2,903	$—-	$9	$37,813
Payables to affiliates	5,310	5,482	3,359	(14,151)	—
Accrued expenses	10,141	2,005	13,490	—	25,636
Current portion of obligations under capital leases	—	3,544	—	(3,544)	—
Billings in excess of contract revenues	7,863	—	—	—	7,863
Current maturities of long-term debt	—	—	9,000	—	9,000
Total current liabilities	58,215	13,934	25,849	(17,686)	80,312
Long-term debt	—	—	146,000	—	146,000
Obligations under capital leases	—	3,607	—	(3,607)	—
Note payable to affiliate	—	—	15,815	(15,815)	—
Deferred income taxes	30,310	168	13,824	—	44,302
Other	5,416	280	1,336	—	7,032
Total liabilities	93,941	17,989	202,824	(37,108)	277,646
Minority interests	—	—	—	3,372	3,372
Stockholders' equity (deficit)	121,595	17,217	(32,283)	(138,812)	(32,283)
	$215,536	$35,206	$170,541	$(172,548)	$248,735

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income for the Year Ended December 31, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Consolidated Eliminations	Totals
Contract revenues	$269,101	$61,658	$—	$(11,962)	$318,797
Costs of contract revenues	(218,725)	(51,596)	(2,074)	11,962	(260,433)
Gross profit	50,376	10,062	(2,074)	—	58,364
General and administrative expenses	(20,189)	(4,881)	(150)	—	(25,220)
Operating income (loss)	30,187	5,181	(2,224)	—	33,144
Interest, net	(2,511)	(576)	(17,841)	—	(20,928)
Equity in earnings of subsidiaries	2,832	-	19,956	(22,788)	—
Equity in earnings (loss) of joint venture	811	—	—	—	811
Income (loss) before income taxes and minority interests	31,319	4,605	(109)	(22,788)	13,027
Income tax (expense) benefit	(11,192)	(960)	6,590	—	(5,562)
Minority interests	—	—	—	(984)	(984)
Net income	$20,127	$3,645	$6,481	$(23,772)	$6,481

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income for the Year Ended December 31, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Consolidated Eliminations	Totals
Contract revenues	$309,318	$43,096	$—-	$(13,360)	$339,054
Costs of contract revenues	(260,571)	(34,672)	259	13,360	(281,624)
Gross profit	48,747	8,424	259	—	57,430
General and administrative expenses	(18,356)	(3,936)	—	—	(22,292)
Operating income	30,391	4,488	259	—	35,138
Interest, net	819	(978)	(18,504)	—	(18,663)
Equity in earnings of subsidiaries	3,259	—	18,798	(22,057)	—
Equity in loss of joint ventures	(791)	—	—	—	(791)
Income before income taxes and minority interests	33,678	3,510	553	(22,057)	15,684
Income tax (expense) benefit	(14,761)	629	6,698	—	(7,434)
Minority interests	—	—	—	(999)	(999)
Net income	$18,917	$4,139	$7,251	$(23,056)	$7,251

Condensed Consolidating Statement of Income for the Year Ended December 31, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Consolidated Eliminations	Totals
Contract revenues.	$262,620	$43,862	$-	$(4,193)	$302,289
Costs of contract revenues	(208,194)	(38,994)	(1,830)	4,193	(244,825)
Gross profit	54,426	4,868	(1,830)	—	57,464
General and administrative expenses	(16,822)	(4,985)	(60)	—	(21,867)
Operating income (loss)	37,604	(117)	(1,890)	—	35,597
Interest, net	(317)	(492)	(17,285)	—	(18,094)
Equity in (loss) earnings of subsidiaries	(490)	—	23,325	(22,835)	—
Equity in earnings of joint ventures	183	—	—	—	183
Income (loss) before income taxes and minority interests	36,980	(609)	4,150	(22,835)	17,686
Income tax (expense) benefit	(13,454)	(573)	5,573	—	(8,454)
Minority interests	—	—	—	491	491
Net income (loss)	$23,526	$(1,182)	$9,723	$(22,344)	$9,723

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Consolidated Eliminations	Totals
Operating Activities
Net income	$20,127	$3,645	$6,481	$(23,772)	$6,481
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10,538	1,866	2,830	—	15,234
Earnings of subsidiaries and joint ventures	(3,472)	—	(20,127)	22,788	(811)
Minority interests	—	—	—	984	984
Deferred income taxes	1,798	4	(952)	—	850
Gain on dispositions of property and equipment	(292)	—	–	—	(292)
Other, net	1,273	214	1,132	—	2,619
Changes in assets and liabilities:
Accounts receivable	17,381	242	—	—	17,623
Contract revenues in excess of billings	(1,904)	(807)	—	—	(2,711)
Inventories	(1,453)	(637)	—	—	(2,090)
Prepaid expenses and other current assets	443	66	(82)	—	427
Accounts payable and accrued expenses	(12,365)	1,662	(3,238)	—	(13,941)
Billings in excess of contract revenues	(4,282)	—	—	—	(4,282)
Net cash flows from operating activities	27,792	6,255	(13,956)	—	20,091
Investing Activities
Purchases of property and equipment	(11,261)	(2,530)	—	—	(13,791)
Dispositions of property and equipment	608	—	—	—	608
Distributions from joint ventures	874	—	—	—	874
Investment in NASDI	—	—	(30,548)	—	(30,548)
Principal payments (receipts) on direct financing leases	—	1,714	(1,714)	—	—
Payments (receipts) on note with affiliate	—	515	(515)	—	—
Net cash flows from investing activities	(9,779)	(301)	(32,777)	—	(42,857)
Financing Activities
Repayments of long-term debt	—	—	(9,000)	—	(9,000)
Borrowings under (repayments of) revolving loans, net	—	—	(4,000)	—	(4,000)
Proceeds from 11 1/4% subordinated debt issued	—	—	39,700	—	39,700
Principal receipts (payments) on capital leases	—	(3,544)	3,544	—	—
Net change in accounts with affiliates	(13,222)	(3,726)	16,948	—	—
Treasury stock activity, net	–	—	200	—	200
Financing fees	(2,022)	—	(674)	—	(2,696)
Repayment on notes receivable from stockholders	—	—	15	—	15
Dividends	400	(2,000)	1,600	—	—
Contributions from partners	—	1,600	(1,600)	—	—
Net cash flows from financing activities	(14,844)	(7,670)	46,733	—	24,219
Net change in cash and equivalents	3,169	(1,716)	—	—	1,453
Cash and equivalents at beginning of year	(654)	1,791	—	—	1,137
Cash and equivalents at end of year	$2,515	$75	$—	$—	$2,590

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2000

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Consolidated Eliminations	Totals
Operating Activities
Net income	$18,917	$4,139	$7,251	$(23,056)	$7,251
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	6,719	3,122	2,825	—	12,666
(Earnings) loss of subsidiaries and joint ventures	(2,468)	—	(18,798)	—	791
Minority interests	—	—	—	999	999
Deferred income taxes	4,046	(1,796)	(1,389)	—	861
(Gain) loss on dispositions of property and equipment	(135)	(4)	310	—	171
Other, net	(558)	(624)	943	—	(239)
Changes in assets and liabilities:	—	—		—
Accounts receivable	(7,569)	383	—	—	(7,186)
Contract revenues in excess of billings	2,146	(152)	—	—	1,994
Inventories	2,168	(46)	—	—	2,122
Prepaid expenses and other current assets	(5,125)	(441)	(554)	—	(6,120)
Accounts payable and accrued expenses	10,342	794	(2,897)	—	8,239
Billings in excess of contract revenues	(2,089)	(1,977)	—	—	(4,066)
Net cash flows from operating activities	26,394	3,398	(12,309)	—	17,483
Investing Activities
Purchases of property and equipment	(12,836)	(1,292)	—	—	(14,128)
Dispositions of property and equipment	512	—	—	—	512
Distributions from joint ventures	225	—	—	—	225
Investments in joint ventures	(309)	—	—	—	(309)
Principal payments (receipts) on direct financing leases	—	5,169	(5,169)	—	—
Payments (receipts) on note with affiliate	—	689	(689)	—	—
Net cash flows from investing activities	(12,408)	4,566	(5,858)	—	(13,700)
Financing Activities
Repayments of long-term debt	—	—	(6,700)	—	(6,700)
Borrowings under (repayments of) revolving loans, net	—	—	2,500	—	2,500
Principal receipts (payments) on capital leases	5,169	(7,444)	2,275	—	—
Net change in accounts with affiliates	(20,453)	382	20,071	—	—
Treasury stock activity, net	—	—	(3)	—	(3)
Repayment on notes receivable from stockholders	—	—	24	—	24
Dividends	360	(1,800)	1,440	—	—
Contributions from partners	—	1,440	(1,440)	—	—
Net cash flows from financing activities	(14,924)	(7,422)	18,167	—	(4,179)
Net change in cash and equivalents	(938)	542	—	—	(396)
Cash and equivalents at beginning of year	284	1,249	—	—	1,533
Cash and equivalents at end of year	$(654)	$1,791	$—	$—	$1,137

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 1999

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Consolidated Eliminations	Totals
Operating Activities
Net income (loss)	$23,526	$(1,182)	$9,723	$(22,344)	$9,723
Adjustments to reconcile net income (loss) to net
cash flows from operating activities:
Depreciation	7,214	2,912	1,860	—	11,986
Loss (earnings) of subsidiaries and joint ventures	307	—	(23,325)	22,835	(183)
Minority interests	—	—	—	(491)	(491)
Deferred income taxes	(900)	(568)	(1,078)	—	(2,546)
Loss (gain) on dispositions of property and equipment	(72)	95	—	—	23
Other, net	1,966	478	(930)	—	1,514
Changes in assets and liabilities:
Accounts receivable	3,612	386	6	—	4,004
Contract revenues in excess of billings	(6,050)	1,450	—	—	(4,600)
Inventories	(2,619)	(601)	—	—	(3,220)
Prepaid expenses and other current assets	(6,228)	(235)	4,308	—	(2,155)
Accounts payable and accrued expenses	1,379	(1,560)	3,597	—	3,416
Billings in excess of contract revenues	7,176	668	—	—	7,844
Net cash flows from operating activities	29,311	1,843	(5,839)	—	25,315
Investing Activities
Purchases of property and equipment	(11,589)	(3,369)	—	—	(14,958)
Dispositions of property and equipment	90	213	—	—	303
Distributions from joint ventures	3,589	—	—	—	3,589
Distributions to minority interests	(1,730)	—	—	—	(1,730)
Principal payments (receipts) on direct financing leases	—	4,767	(4,767)	—	—
Payments (receipts) on note with affiliate	—	689	(689)	—	—
Net cash flows from investing activities	(9,640)	2,300	(5,456)	—	(12,796)
Financing Activities				—
Repayments of long-term debt	(200)	—	(17,500)	—	(17,700)
Borrowings under (repayments of) revolving loans, net	—	—	6,500	—	6,500
Principal (payments) receipts on capital leases	—	(7,995)	7,995	—	—
Net change in accounts with affiliates	(25,347)	12,233	13,114	—	-
Treasury stock activity, net	—	—	(544)	—	(544)
Dividends	5,670	(7,400)	1,730	—	—
Net cash flows from financing activities	(19,877)	(3,162)	11,295	—	(11,744)
Net change in cash and equivalents	(206)	981	—	—	775
Cash and equivalents at beginning of year	490	268	—	—	758
Cash and equivalents at end of year	$284	$1,249	$—-	$—	$1,533

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners

Amboy Aggregates

We have audited the accompanying balance sheets of AMBOY AGGREGATES (A JOINT VENTURE) as of December 31, 2001 and 2000, and the related statements of operations and partners' capital and cash flows for each of the three years in the period ended December 31,2001.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amboy Aggregates (A Joint Venture) as of December 31, 2001 and 2000, and its results of operations and cash flows for each of the three years in the period ended December 31 2001, in conformity with accounting principles generally accepted in the United States of America.

J.H. Cohn LLP

Roseland, New Jersey
January 18, 2002

EXHIBIT INDEX

Number	Document Description
2.01	Plan and Agreement of Merger dated as of August 19, 1998 between the Company and Great Lakes Dredge & Dock Acquisition, Inc. (1)
2.02	Stock Purchase Agreement by and among Great Lakes Dredge & Dock
Corporation and Great Lakes/North American Site Developers, Inc. and North
American Site Developers, Inc. and the Stockholders of North American Site
Developers, Inc. (2)
3.01	Restated Certificate of Incorporation of the Company. (1)
3.02	Bylaws of the Company. (1)
4.01	Indenture dated as of August 19, 1998 among the Company, the Subsidiary Guarantors and the Bank of New York, as Trustee. (1)
4.02	Form of 11¼% Senior Subordinated Note due 2008 (included in Exhibit 4.01). (1)
4.03	First Supplemental Indenture dated as of June 15, 2000 among Great Lakes Caribbean Dredging, Inc., the Company, the other Subsidiary Guarantors and the Bank of New York, as Trustee. (3)
4.04	Supplemental Indenture dated as of April 24, 2001 among the Company, North American Site Developers, Inc., the other subsidiary Company and the Bank of New York, as Trustee. (4)

(1)	Incorporated by reference to Form S-4 Registration Statement of the Company (File No.
333-64687) filed with the Securities and Exchange Commission on September 29, 1998.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the
Commission on April 24, 2001.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000 filed with the Commission on March 21, 2001.

(4)	Incorporated by reference to Form S-4 Registration Statement of the Company (File No. 333-60300) filed with the Commission on May 4, 2001.