Form 10-Q
period 2002-03-31
GREAT LAKES DREDGE & DOCK CORP
filed 2002-05-09
CIK 885538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                As of May 6, 2002, there were outstanding 1,556,982 shares of Class A Common Stock, 3,363,900 shares of Class B Common Stock and 44,857 shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2002

Part I – Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and equivalents	$1,188	$2,590
Accounts receivable, net	51,346	30,407
Contract revenues in excess of billings	13,584	23,215
Inventories	14,772	14,291
Prepaid expenses and other current assets	20,682	18,486
Total current assets	101,572	88,989
Property and equipment, net	144,894	141,313
Goodwill, net of amortization of $1,455	29,405	29,405
Inventories	9,414	9,229
Investments in joint ventures	6,010	6,331
Other assets	6,587	6,956
Total assets	$297,882	$282,223

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$33,702	$30,913
Accrued expenses	17,193	28,497
Billings in excess of contract revenues	3,117	4,873
Current maturities of long-term debt	11,500	11,000
Total current liabilities	65,512	75,283
Long-term debt	197,238	173,728
Deferred income taxes	45,986	45,593
Other	8,089	7,917
Total liabilities	316,825	302,521
Minority interests	4,583	5,696
Commitments and contingencies (Note 10)	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value; 250,000 shares authorized: 45,000 issued; 44,857 and 44,675 outstanding in 2002 and 2001	1	1
Common stock, $.01 par value; 50,000,000 shares authorized: 5,000,000 issued; 4,920,882 and 4,902,700 outstanding in 2002 and 2001	50	50
Additional paid-in capital	50,457	50,457
Accumulated deficit	(74,151)	(75,787)
Accumulated other comprehensive income (loss)	407	(407)
Treasury stock, at cost; 143 preferred shares and 79,118 common shares in 2002 and 2001	(222)	(222)
Note receivable from stockholder	(68)	(86)
Total stockholders’ deficit	(23,526)	(25,994)
Total liabilities and stockholders’ deficit	$297,882	$282,223

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2002	2001

Contract revenues	$78,973	$72,560
Costs of contract revenues	64,757	58,483
Gross profit	14,216	14,077
General and administrative expenses	6,720	5,461
Operating income	7,496	8,616
Interest expense, net	(5,295)	(4,429)
Equity in loss of joint ventures	(321)	(190)
Income before income taxes and minority interests	1,880	3,997
Income tax expense	(1,357)	(1,795)
Minority interests	1,113	(638)
Net income	$1,636	$1,564

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2002	2001
Operating Activities
Net income	$1,636	$1,564
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	3,855	3,187
Loss of joint ventures	321	190
Minority interests	(1,113)	638
Deferred income taxes	(219)	80
Gain on dispositions of property and equipment	(61)	(56)
Other, net	552	216
Changes in assets and liabilities:
Accounts receivable, net	(20,939)	2,478
Contract revenues in excess of billings	9,631	693
Inventories	(666)	(456)
Prepaid expenses and other current assets	(1,441)	1,885
Accounts payable and accrued expenses	(7,845)	(16,323)
Billings in excess of contract revenues	(1,756)	(1,383)
Net cash flows from operating activities	(18,045)	(7,287)
Investing Activities
Purchases of property and equipment	(7,530)	(550)
Dispositions of property and equipment	155	56
Net cash flows from investing activities	(7,375)	(494)
Financing Activities
Repayments of long-term debt	(2,500)	(2,000)
Borrowings of revolving loans, net of repayments	26,500	9,500
Repayment on note receivable from stockholder	18	15
Net cash flows from financing activities	24,018	7,515
Net change in cash and equivalents	(1,402)	(266)
Cash and equivalents at beginning of period	2,590	1,137
Cash and equivalents at end of period	$1,188	$871
Supplemental Cash Flow Information
Cash paid for interest	$9,126	$7,440
Cash paid for taxes	$4,137	$1,934

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands)

1.             Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information.  Accordingly, these financial statements do not include all the information in the notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the dates presented.  The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company”) and the notes thereto, included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2001.

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

3.             Comprehensive income

Total comprehensive income is comprised of net income and net unrealized gains and losses on cash flow hedges.  Total comprehensive income for the three months ended March 31, 2002 and 2001 was $2,450 and $963, respectively.

4.             Risk management activities

The Company uses derivative instruments to manage commodity price and foreign currency exchange risks.  Such instruments are not used for trading purposes.  As of March 31, 2002, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2002.  As of March 31, 2002, there were 7.0 million gallons remaining on these contracts.  Under these agreements, the Company will pay fixed prices ranging from $0.55 to $0.71 per gallon.  At March 31, 2002 and December 31, 2001, the fair value on these contracts was estimated to be a gain (loss) of $665 and $(670), respectively, based on quoted market prices.  The fair value at March 31, 2002 and December 31, 2001 is recorded in other current assets and accrued liabilities, respectively.  Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial.  The remaining gains included in accumulated other comprehensive income at March 31, 2002 will be reclassified into earnings over the next nine months, corresponding to the period during which the hedged fuel is expected to be utilized.

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates.  At March 31, 2002 and December 31, 2001, the Company had long-term subordinated notes outstanding with a recorded book value of $154,738 and $154,728, respectively.  The fair value of these notes was $165,075 and $158,294 at March 31, 2002 and December 31, 2001, respectively, based on quoted market prices.  The Company is contingently liable under letters of credit and other financial guarantees.  It is not practicable to estimate the fair value of these financial instruments; however, the Company does not expect any material losses to result from these financial instruments since performance is not likely to be required.

5.             Acquisition of North American Site Developers, Inc.

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

The results of operations for the three months ended March 31, 2002 include the results of NASDI.  The following pro forma combined results of operations for the three months ended March 31, 2001 has been prepared assuming the acquisition had occurred as of the beginning of the period.  The pro forma amounts primarily include adjustments to reflect increased interest on debt incurred to finance the acquisition.  The pro forma operating results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had this acquisition been consummated at the beginning of the period presented.

	Three Months Ended March 31,
	Actual 2002	Pro forma 2001
Contract revenues	$78,973	$81,266
Operating income	7,496	11,087
Income before income taxes and minority interests	1,880	5,245
Net income	1,636	1,939

6.             Accounts receivable

Accounts receivable at March 31, 2002 and December 31, 2001 are as follows:

	March 31, 2002	December 31, 2001
Completed contracts	$17,870	$11,776
Contracts in progress	29,869	16,774
Retainage	4,978	3,228
	52,717	31,778
Allowance for doubtful accounts	(1,371)	(1,371)

	$51,346	$30,407

7.             Contracts in progress

The components of contracts in progress at March 31, 2002 and December 31, 2001 are as follows:

	March 31, 2002	December 31, 2001
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$124,868	$156,539
Amounts billed	(113,359)	(136,401)

Costs and earnings in excess of billings for contracts in progress	11,509	20,138
Costs and earnings in excess of billings for completed contracts	2,075	3,077

	$13,584	$23,215

Prepaid contract costs (included in prepaid expenses and other current assets)	$5,381	$5,390

Billings in excess of costs and earnings:
Amounts billed	$(21,347)	$(77,860)
Costs and earnings for contracts in progress	18,230	72,987

	$(3,117)	$(4,873)

8.             Accrued expenses

Accrued expenses at March 31, 2002 and December 31, 2001 are as follows:

	March 31, 2002	December 31, 2001
Insurance	$5,137	$5,386
U.S. income and other taxes	4,140	6,492
Payroll and employee benefits	3,143	6,273
Interest	2,621	6,721
Equipment leases	1,093	1,313
Other	1,059	2,312

	$17,193	$28,497

9.             Segment information

The Company and its subsidiaries operate in two reportable segments: dredging and demolition.  Prior to the acquisition of NASDI in the second quarter of 2001, the Company’s only reportable segment was dredging.  The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented.  Segment information for the three months ended March 31, 2002 is provided as follows:

	Dredging	Demolition	Total

Contract revenues	$70,303	$8,670	$78,973

Operating income	6,087	1,409	7,496

Depreciation	3,619	236	3,855

Total assets	250,250	47,632	297,882

Property and equipment, net	140,762	4,132	144,894

Investment in equity method investees	6,010	—	6,010

Capital expenditures	7,149	381	7,530

10.          Commitments and contingencies

At March 31, 2002, the Company is contingently liable, in the normal course of business, for $11,585 in letters of credit related primarily to contract performance guarantees.

The Company’s joint venture equity investee, Amboy Aggregates, has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners.  The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest, which totaled $1,745 at March 31, 2002.

In 1997, the Company purchased rights to dispose of a certain quantity of dredged material in an upland disposal site in New Jersey at a cost of $3,150 (land rights).  The land rights are recorded at cost and are included in other current and non-current assets on the Company’s consolidated balance sheet at March 31, 2002.  On March 11, 2002, the Company entered into an agreement with the owner of the site setting forth amended terms and conditions that address the quantity and use of the land rights, among other matters.  Coincident with entering into the agreement, a significant upland disposal project was bid.  The low bidder was a competitor whose bid indicated the use of an alternate disposal site that may be at a lower cost, which could, therefore, impact the value of the Company’s land rights, if the competitor’s bid meets the conditions for award.  Based on the uncertainty of these circumstances, management believes there is a reasonable possibility that the Company’s recovery of the land rights at their recorded amount may be impaired in the range of  $0 to $800.  The Company will continue its assessment of whether its land rights may be impaired, as the outcome of these circumstances becomes known.

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

11.          Effects of recently issued accounting pronouncements

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” as of January 1, 2002.  This statement requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

The Company has also adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002.  This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be assessed annually for impairment with the initial assessment to be completed within the first six months following adoption of the standard.  The Company’s goodwill relates solely to its acquisition of NASDI, which took place in the second quarter of 2001; therefore, no goodwill amortization is reflected in the three month periods ended March 31, 2002 and 2001.  The required initial impairment evaluation was performed in the first quarter of 2002 resulting in no impairment in the value of the Company’s goodwill.

In June 2001, the Financial Accounting Standards Board (FASB) also issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company is currently assessing the impact of adopting this statement, but does not anticipate that adoption will have a material effect on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which supersedes previous guidance and provides additional clarification as to when and how to measure a loss upon impairment or disposal of long-lived assets.  The Company adopted SFAS No. 144 effective January 1, 2002, and its initial evaluation resulted in no impairment in the value of the Company’s long-lived assets.

12.          Subsequent event

In 1992, an underwater utility tunnel failed adjacent to a construction site completed by Great Lakes Dredge & Dock Company (GLDD), a wholly-owned subsidiary of the Company.  The failure resulted in a flooding of the tunnel and building basements serviced by the tunnel.  Numerous suits were filed against GLDD for claims of flood damage to building basements and losses due to business interruption. During 1997, all outstanding claims were settled related to the flood litigation and settlement payments totaling $11,000 were made by the Company.  Based on a favorable judgment by the U.S. District Court, the Company recorded a receivable for reimbursement by its insurer of the settlement amounts paid.  As part of the recapitalization in 1998, the right to receive any insurance reimbursement for these amounts was assigned to the Company's former owner for book purposes.  In 2001, the favorable decision was overturned and was upheld and finalized by the Supreme Court of the United States on April 15, 2002, confirming that amounts paid by the Company will not be recovered from the insurer.  As a result, the Company's tax provision for the second quarter of 2002 will reflect a permanent difference related to these settlement payments, resulting in a lower effective tax rate for 2002.

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Condensed Consolidating Balance Sheet at March 31, 2002

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$1,136	$52	$—	$—	$1,188
Accounts receivable, net	41,913	9,433	—	—	51,346
Receivables from affiliates	20,993	7,183	6,294	(34,470)	—
Current portion of net investment in direct financing leases	—	1,380	1,005	(2,385)	—
Contract revenues in excess of billings	10,631	2,953	—	—	13,584
Inventories	10,014	4,758	—	—	14,772
Prepaid expenses and other current assets	20,038	(275)	919	—	20,682
Total current assets	104,725	25,484	8,218	(36,855)	101,572
Property and equipment, net	90,674	14,670	39,550	—	144,894
Goodwill, net of accumulated amortization of $1,455	29,405	—	—	—	29,405
Investments in subsidiaries	14,302	—	127,554	(141,856)	—
Notes receivable from affiliates	—	—	24,209	(24,209)	—
Inventories	9,414	—	—	—	9,414
Investments in joint ventures	6,010	—	—	—	6,010
Other assets	3,550	—	3,037	—	6,587
	$258,080	$40,154	$202,568	$(202,920)	$297,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$29,029	$4,673	$—	$—	$33,702
Payables to affiliates	17,678	16,792	—	(34,470)	—
Accrued expenses	9,223	2,225	5,745	—	17,193
Current portion of obligations under capital leases	—	2,385	—	(2,385)	—
Billings in excess of contract revenues	3,117	—	—	—	3,117
Current maturities of long-term debt	—	—	11,500	—	11,500
Total current liabilities	59,047	26,075	17,245	(36,855)	65,512
Long-term debt	3,000	—	194,238	—	197,238
Note payable to affiliate	24,209	—	—	(24,209)	—
Deferred income taxes	33,523	(151)	12,614	—	45,986
Other	5,263	490	2,336	—	8,089
Total liabilities	125,042	26,414	226,433	(61,064)	316,825
Minority interests	—	—	—	4,583	4,583
Stockholders’ equity (deficit)	133,038	13,740	(23,865)	(146,439)	(23,526)
	$258,080	$40,154	$202,568	$(202,920)	$297,882

Condensed Consolidating Balance Sheet at December 31, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$2,515	$75	$—	$—	$2,590
Accounts receivable, net	27,629	2,778	—	—	30,407
Receivables from affiliates	5,051	6,613	6,000	(17,664)	—
Current portion of net investment in direct financing leases	—	1,946	1,661	(3,607)	—
Contract revenues in excess of billings	21,120	2,095	—	—	23,215
Inventories	9,691	4,600	—	—	14,291
Prepaid expenses and other current assets	16,878	778	830	—	18,486
Total current assets	82,884	18,885	8,491	(21,271)	88,989
Property and equipment, net	85,942	15,118	40,253	—	141,313
Goodwill, net of accumulated amortization of $1,455	29,405	—	—	—	29,405
Net investment in direct financing leases	—	—	—	—
Investments in subsidiaries	18,932	—	121,345	(140,277)	—
Notes receivable from affiliate	12,796	—	21,000	(33,796)	—
Inventories	9,229	—	—	—	9,229
Investments in joint ventures	6,331	—	—	—	6,331
Other assets	3,651	—	3,305	—	6,956
	$249,170	$34,003	$194,394	$(195,344)	$282,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,294	$4,619	$—	$—	$30,913
Payables to affiliates	14,966	2,698	—	(17,664)	—
Accrued expenses	14,294	3,951	10,252	—	28,497
Current portion of obligations under capital leases	—	3,607	—	(3,607)	—
Billings in excess of contract revenues	4,873	—	—	—	4,873
Current maturities of long-term debt	—	—	11,000	—	11,000
Total current liabilities	60,427	14,875	21,252	(21,271)	75,283
Long-term debt	3,000	—	170,728	—	173,728
Note payable to affiliate	21,000	—	12,796	(33,796)	—
Deferred income taxes	32,549	172	12,872	—	45,593
Foreign income taxes	—	—	—	—	—
Other	5,090	494	2,333	—	7,917
Total liabilities	122,066	15,541	219,981	(55,067)	302,521
Minority interests	—	—	—	5,696	5,696
Stockholders’ equity (deficit)	127,104	18,462	(25,587)	(145,973)	(25,994)
	$249,170	$34,003	$194,394	$(195,344)	$282,223

Condensed Consolidating Statement of Income for the three months ended March 31, 2002

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$68,644	$15,460	$—	$(5,131)	$78,973
Costs of contract revenues	(51,039)	(18,505)	(344)	5,131	(64,757)
Gross profit (loss)	17,605	(3,045)	(344)	—	14,216
General and administrative expenses	(5,338)	(1,382)	—	—	(6,720)
Operating income (loss)	12,267	(4,427)	(344)	—	7,496
Interest expense, net	(684)	(121)	(4,490)	—	(5,295)
Equity in (loss) earnings of subsidiaries	(3,539)	—	5,118	(1,579)	—
Equity in loss of joint ventures	(321)	—	—	—	(321)
Income (loss) before income taxes and minority interests	7,723	(4,548)	284	(1,579)	1,880
Income tax (expense) benefit	(2,535)	(174)	1,352	—	(1,357)
Minority interests	—	—	—	1,113	1,113
Net income (loss)	$5,188	$(4,722)	$1,636	$(466)	$1,636

Condensed Consolidating Statement of Income for the three months ended March 31, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$67,409	$13,451	$—	$(8,300)	$72,560
Costs of contract revenues	(56,989)	(9,352)	(442)	8,300	(58,483)
Gross profit (loss)	10,420	4,099	(442)	—	14,077
General and administrative expenses	(4,417)	(1,044)	—	—	(5,461)
Operating income (loss)	6,003	3,055	(442)	—	8,616
Interest expense, net	158	(203)	(4,382)	—	(4,429)
Equity in (loss) earnings of subsidiaries	2,021	—	4,675	(6,696)	—
Equity in loss of joint ventures	(190)	—	—	—	(190)
Income (loss) before income taxes and minority interests	7,990	2,852	(149)	(6,696)	3,997
Income tax (expense) benefit	(3,323)	(185)	1,713	—	(1,795)
Minority interests	—	—	—	(638)	(638)
Net income (loss)	$4,667	$2,667	$1,564	$(7,334)	$1,564

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2002

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities	$5,188	$(4,722)	$1,636	$(466)	$1,636
Net income (loss)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	2,664	529	662	—	3,855
Earnings (loss) of subsidiaries and joint ventures	3,930	—	(5,188)	1,579	321
Minority interests	—	—	—	(1,113)	(1,113)
Deferred income taxes	382	(323)	(258)	—	(219)
Gain on dispositions of property and equipment	(61)	—	—	—	(61)
Other, net	247	(4)	309	—	552
Changes in assets and liabilities:
Accounts receivable, net	(14,284)	(6,655)	—	—	(20,939)
Contract revenues in excess of billings	10,489	(858)	—	—	9,631
Inventories	(508)	(158)	—	—	(666)
Prepaid expenses and other current assets	(2,405)	1,053	(89)	—	(1,441)
Accounts payable and accrued expenses	(1,685)	(1,672)	(4,508)	—	(7,845)
Billings in excess of contract revenues	(1,756)	—	—	—	(1,756)
Net cash flows from operating activities	2,201	(12,810)	(7,436)	—	(18,045)
Investing Activities
Purchases of property and equipment	(7,449)	(81)	—	—	(7,530)
Dispositions of property and equipment	155	—	—	—	155
Net cash flows from investing activities	(7,294)	(81)	—	—	(7,375)
Financing Activities
Repayments of long-term debt	—	—	(2,500)	—	(2,500)
Borrowing of revolving loans, net of repayments	—	—	26,500	—	26,500
Principal receipts (payments) on capital leases	—	(656)	656	—	—
Net change in accounts with affiliates	3,696	13,524	(17,220)	—	—
Repayment on note receivable from stockholder	18	—	—	—	18
Net cash flows from financing activities	3,714	12,868	7,436	—	24,018
Net changes in cash and equivalents	(1,379)	(23)	—	—	(1,402)
Cash and equivalents at beginning of period	2,515	75	—	—	2,590
Cash and equivalents at end of period	$1,136	$52	$—	$—	$1,188

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income	$4,667	$2,667	$1,564	$(7,334)	$1,564
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,135	388	664	—	3,187
(Loss) earnings of subsidiaries and joint ventures	(1,839)	—	(4,667)	6,696	190
Minority interests	—	—	—	638	638
Deferred income taxes	210	(51)	(79)	—	80
Gain on dispositions of property and equipment	(56)	—	—	—	(56)
Other, net	(249)	71	394	—	216
Changes in assets and liabilities:
Accounts receivable, net	766	1,712	—	—	2,478
Contract revenues in excess of billings	2,273	(1,580)	—	—	693
Inventories	(66)	(390)	—	—	(456)
Prepaid expenses and other current assets	1,799	(150)	236	—	1,885
Accounts payable and accrued expenses	(12,637)	59	(3,745)	—	(16,323)
Billings in excess of contract revenues	(1,101)	—	(282)	—	(1,383)
Net cash flows from operating activities	(4,098)	2,726	(5,915)	—	(7,287)
Investing Activities
Purchase of property and equipment	(511)	(39)	—	—	(550)
Proceeds from dispositions of property and equipment	56	—	—	—	56
Principal payments (receipts) on direct financing leases	—	402	(402)	—	—
Net cash flows from investing activities	(455)	363	(402)	—	(494)
Financing Activities
Repayments of long-term debt	—	—	(2,000)	—	(2,000)
Borrowing of revolving loans, net of repayments	—	—	9,500	—	9,500
Principal receipts (payments) on capital leases	—	(843)	843	—	—
Net change in accounts with affiliation	6,005	(3,964)	(2,041)	—	—
Repayment on note receivable from stockholder	—	—	15	—	15
Net cash flows from financing activities	6,005	(4,807)	6,317	—	7,515
Net change in cash and equivalents	1,452	(1,718)	—	—	(266)
Cash and equivalents at beginning of period	(654)	1,791	—	—	1,137
Cash and equivalents at end of period	$798	$73	$—	$—	$871

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

General

The Company is the largest provider of dredging services in the United States.  Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.  The U.S. dredging market consists of three primary types of work:  Capital, Maintenance and Beach Nourishment, in which the Company experienced a combined U.S. market share of the projects on which it bids (“bid market”) of 39% in 2001.  In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which averaged 14% of its contract revenues over the last three years.

In April 2001, the Company purchased 80% of the capital stock of North American Site Developers, Inc. (“NASDI”), a demolition service provider located in the Boston, Massachusetts area.  The purchase consideration for the acquisition included (1) $35.0 million in cash payable to the stockholders of NASDI, and (2) two junior subordinated promissory notes totaling $3.0 million from NASDI payable to the NASDI management stockholders.  The Company issued $40.0 million of its senior subordinated notes to fund the cash portion of the acquisition price and pay related fees and expenses.  The NASDI management stockholders retained a 20% non-voting interest in NASDI.

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

Results of Operations

The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001

Contract revenues	100.0%	100.0%
Costs of contract revenues	(82.0)	(80.6)
Gross profit	18.0	19.4
General and administrative expenses	(8.5)	(7.5)
Operating income	9.5	11.9
Interest expense, net	(6.7)	(6.1)
Equity in loss of joint ventures	(0.4)	(0.2)
Income before income taxes and minority interests	2.4	5.8
Income tax expense	(1.7)	(2.5)
Minority interests	1.4	(0.9)
Net income	2.1%	2.2%

EBITDA	14.4%	16.3%

“EBITDA,” as provided herein, represents earnings from continuing operations before net interest expense, income taxes and depreciation and amortization expense and excludes equity earnings of joint ventures and minority interests.  EBITDA is not intended to represent cash flows from operations as defined by accounting principles generally accepted in the United States of America.  The Company’s EBITDA is included as it is a basis upon which the Company assesses its financial performance, and certain covenants in the Company’s borrowing arrangements are tied to similar measures.  EBITDA should not be considered in isolation or as an alternative to net income, cash flows from continuing operations, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States of America as measures of the Company’s profitability or liquidity.  EBITDA as defined herein may differ from similarly titled measures presented by other companies.

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three months ended and backlog as of the periods indicated:

	Three Months Ended March 31,
	2002	2001
Revenues (in thousands)
Dredging:
Capital – U.S.	$26,414	$29,658
Capital – foreign	10,514	11,442
Beach	26,574	24,095
Maintenance	8,801	7,365
Demolition	8,670	—
	$78,973	$72,560

	March 31,
	2002	2001
Backlog (in thousands)
Dredging:
Capital – U.S.	$76,994	$73,352
Capital – foreign	93,093	55,999
Beach	38,293	39,064
Maintenance	2,153	17,490
Demolition	26,689	—
	$237,222	$185,905

First quarter 2002 revenues, which include the revenues of NASDI, totaled $79.0 million, which compares to $72.6 million for the first quarter of 2001.  Excluding NASDI, dredging revenues were $70.3 million, representing a nominal decline of $2.3 million compared to the prior year, which is primarily a result of the timing and mix of projects performed in the respective periods.  Gross profit was comparable in the two quarters; however, as a percentage of revenue it declined from 19.4% in the first quarter of 2001 to 18.0% in the first quarter of 2002.  The decline was due to increased costs on certain of the Company’s east coast dredging projects which encountered adverse weather and operating conditions.

Capital projects include large port deepenings and other infrastructure projects.  Domestic capital dredging revenues of $26.4 million in the first quarter of 2002 declined $3.2 million from the same period of 2001.  This small decline was due primarily to a shift to beach nourishment revenues during the 2002 period.  The Company continues to expect the domestic capital market to remain strong throughout 2002 as Deep Port projects, authorized by the 1986 Water Resource Development Act and subsequent bills, continue to be scheduled and let for bid by the Army Corps of Engineers (“Corps”).  In 1997, the Corps announced new Deep Port work and in subsequent years has expanded existing projects with a combined revenue value in excess of $2.0 billion, to be completed through 2005.  Since this time, 28 projects with a total revenue value of $876.6 million, have been let for bid and awarded through the first quarter of 2002.  The Company was the low bidder on thirteen of these projects, with a value of $374.8 million, representing 42.8% of the total let for bid and awarded.  In April 2002, the Corps announced that it will be reevaluating the justification for certain of the Deep Port projects which have not yet commenced.  Although substantial work remains on Deep Port projects that are currently underway, this recent announcement could affect the program in future years if certain projects are postponed or suspended.

During the first quarter of 2002, contract revenues from domestic capital projects included $9.4 million, $7.5 million and $5.3 million from channel deepening projects in Wilmington, North Carolina; Kill Van Kull, New York; and Jacksonville, Florida.  Additionally, first quarter 2002 foreign capital revenues, which were comparable to the first quarter of 2001, included $6.2 million and $4.4 million attributable to capital projects in Bahrain and Ghana, respectively.

Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion.  First quarter 2002 revenues from beach nourishment projects were $26.6 million, representing an increase of $2.5 million compared to the same period of 2001.  However, during the first quarter of 2002, certain beach projects were affected by adverse weather and project operating conditions, resulting in lower margins.  There are inherent risks in the performance of beach nourishment work, including the need to work offshore exposed to sea conditions and the environmental restrictions related to sea turtles.  These risks can cause project delays and additional costs to the contractor, as the Company experienced in the first quarter of 2002.  Significant beach nourishment projects in Brevard County, Florida; Jupiter, Florida; and Pine Knoll Shores, North Carolina contributed $6.2 million, $5.2 million and $5.1 million, respectively, to 2002 first quarter revenues.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.  First quarter 2002 revenues from maintenance projects were $6.8 million compared to $7.4 million, representing typical first quarter maintenance dredging volume.  First quarter 2002 maintenance revenues included $3.0 million from a project for the Yorktown, Virginia Naval Weapons Station, as well as $2.3 million from a project on the Calcasieu River in Louisiana.

NASDI’s demolition revenue for the first quarter of 2002 totaled $8.7 million and included approximately $2.0 million from the South Boston Power Plant takedown, with the remaining revenue being generated by numerous smaller projects.  Demolition activity started slowly in the first quarter but picked up in March and is expected to continue at a higher level into the second and third quarters.

First quarter 2002 revenues of the Company’s NATCO hopper dredging subsidiary were $12.7 million, which compares to $13.5 million for the first quarter of 2001.  However, NATCO experienced an operating loss during the 2002 quarter due to the poor performance discussed previously on certain beach nourishment projects on which NATCO was employed.

General and administrative expenses were $6.7 million in the first quarter of 2002 compared to $5.5 million for the same period of 2001.  The increase is primarily attributable to the inclusion of NASDI’s general and administrative costs in the 2002 period.

Non-operating expenses increased in the first quarter of 2002 as a result of interest expense on the additional $40.0 million subordinated debt issuance used to fund the NASDI acquisition and increased revolving debt required to fund additional working capital requirements and capital spending on equipment.  This increase was partially offset by a decline in the interest rates on the Company’s variable rate bank debt.  Minority interests resulted in a gain to the Company in the first quarter of 2002, primarily due to the allocation of NATCO’s loss to its minority partner.

Net income was $1.6 million for the first quarter of both 2002 and 2001.  Although revenues were higher in the 2002 period, additional operating costs incurred on certain of the beach nourishment projects and additional interest and financing costs from the NASDI acquisition offset the revenue gain.  EBITDA (as defined on page 17) was $11.4 million and $11.8 million for the quarters ended March 31, 2002 and 2001, respectively.  While first quarter 2002 EBITDA benefited from the addition of NASDI, the EBITDA from dredging operations was impacted by the adverse weather and operating conditions on certain beach nourishment projects, as mentioned previously.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit with the Company’s senior lenders.  The Company’s primary uses of cash are funding working capital, capital expenditures and debt service.

The Company’s net cash flows used in operating activities for the quarter ended March 31, 2002 totaled $18.0 million compared to $7.3 million in the comparable period of 2001.  The increased use of cash in operating activities for the 2002 period was due to increased working capital requirements associated with normal timing differences on the recognition and billing of revenues, as well as additional operating cash outlays typical for the first quarter.

The Company’s net cash flows used in investing activities increased to $7.4 million in the first quarter of 2002 compared to $0.5 million in the first quarter of 2001, primarily due to a disproportionately high amount of capital spending on equipment in the first quarter of 2002.  The higher level of spending is expected to continue into the second quarter.  The 2002 annual capital spending budget of $17 million is higher than in recent years, due to an increase in dry dockings necessary to meet certification requirements on certain hopper vessels.

The Company’s net cash flows from financing activities for the quarter ended March 31, 2002 totaled $24.0 million compared to $7.5 million in the same period of 2001.  The Company incurred additional revolver borrowings in the 2002 quarter in order to fund the additional working capital investment and capital spending experienced during the quarter.

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

As of March 31, 2002, the Company had dredging backlog of $210.5 million, which compares to dredging backlog of $185.9 million at March 31, 2001.  During the first quarter, domestic projects valued in excess of $250.0 million were let for bid, representing a strong first quarter level.  However, an unusually high dollar volume of projects were pending award at March 31, 2002.  This was due primarily to two projects bid during the quarter:  1) a Wilmington, North Carolina Deep Port project which was solicited as a request-for-proposal and is expected to be awarded in the second quarter with a revenue value in excess of $75.0 million and 2) a Kill Van Kull, New York Deep Port project, on which a competitor was low bidder at approximately $44.0 million, but is pending award because the low bidder did not have a permitted disposal site as required in the project specifications.  The low bidder has been allowed a prescribed time-frame in which to provide a permitted disposal site for the dredged material, so this project should also be awarded in the second quarter.  Projects valued at approximately $115.0 million were awarded during the first quarter of 2002, and the Company obtained $64.0 million, or 56%, of this work.

Backlog at March 31, 2002 continues to be concentrated in the capital and beach nourishment.  markets, with a reduced level of maintenance dredging backlog due to low levels of precipitation in the Midwest.  Domestic capital projects make up $77.0 million or 32.5% of the March 31, 2002 backlog.  This includes two projects won in the first quarter on a request-for-proposal basis:  1) a Deep Port project in Jacksonville, Florida valued at $29.4 million and 2) a new work capital project in St. Lucie Inlet, Florida with a value of $15.6 million.  In addition, domestic capital backlog includes $30.5 million remaining on Deep Port work in Kill Van Kull, New York.  Foreign capital project backlog, which comprises $93.1 million or 39.2% of the March 31, 2002 backlog, relates primarily to the long-term project in Ghana and a significant project in Bahrain, which was formally awarded in the fourth quarter of 2001.  Beach backlog at March 31, 2002 was $38.3 million, which is comparable to the beach backlog level at March 31, 2001 of $39.1 million.  While the 2001 beach nourishment bid market exceeded $160 million in revenues, only one project was bid during the first quarter of 2002, and was won by a competitor.  Despite the slow start, recent schedules provided by the Corps indicate that the 2002 beach nourishment bid market could approach $200 million.

The demolition backlog level at March 31, 2002 was $27.0 million, which compares to $31.1 million at December 31, 2001.

Effects of Recently Issued Accounting Standards

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” as of January 1, 2002.  This statement requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

The Company has also adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002.  This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be assessed annually for impairment with the initial assessment to be completed within the first six months following adoption of the standard.  The Company’s goodwill relates solely to its acquisition of NASDI, which took place in the second quarter of 2001; therefore, no goodwill amortization is reflected in either of the three month periods ended March 31, 2002 and 2001.  The required initial impairment evaluation was performed in the first quarter of 2002 resulting in no impairment in the value of the Company’s goodwill.

In June 2001, the Financial Accounting Standards Board (FASB) also issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company is currently assessing the impact of adopting this statement, but does not anticipate that adoption will have a material effect on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which supersedes previous guidance and provides additional clarification as to when and how to measure a loss upon impairment or disposal of long-lived assets.  The Company adopted SFAS No. 144 effective January 1, 2002, and its initial evaluation resulted in no impairment in the value of the Company’s long-lived assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of March 31, 2002 has not significantly changed since December 31, 2001.  The market risk profile of the Company on December 31, 2001 is disclosed in the Company’s 2001 Annual Report on Form 10-K.

Part II

Item 1.  Legal Proceedings

In April 2002, the Company agreed to pay a penalty of $150,000 to the South Coast Air Quality Management District, a State of California environmental authority, as full settlement of alleged violations concerning the removal and disposal of asbestos containing materials on one of its hydraulic dredges.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

(b)           Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation

Date:	May 9, 2002	By:	/s/Deborah A. Wensel
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

3.01	Restated Certificate of Incorporation of the Company. (1)
3.02	Bylaws of the Company. (1)
4.01	Indenture dated as of August 19, 1998 among the Company, the Subsidiary Guarantors and the Bank of New York, as Trustee. (1)
4.02	Form of 11 ¼% Senior Subordinated Note due 2008 (included in Exhibit 4.01). (1)
4.03	First Supplemental Indenture dated as of June 15, 2000 among Great Lakes Caribbean Dredging, Inc., the Company, the other Subsidiary Guarantors and the Bank of New York, as Trustee. (3)
4.04	Supplemental Indenture dated as of April 24, 2001 among the Company, North American Site Developers, Inc., the other subsidiary Company and the Bank of New York, as Trustee. (4)

(1)	Incorporated by reference to Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Securities and Exchange Commission on September 29, 1998.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2001.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000 filed with the Commission on March 21, 2001.

(4)	Incorporated by reference to From S-4 Registration Statement of the Company (File No. 333-60300) filed with the Commission on May 4, 2001.