Form 10-Q
period 2002-06-30
GREAT LAKES DREDGE & DOCK CORP
filed 2002-08-09
CIK 885538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 333-64687

GREAT LAKES DREDGE & DOCK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3634726
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2122 York Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (630) 574-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of August 8, 2002, there were outstanding 1,556,982 shares of Class A Common Stock, 3,363,900 shares of Class B Common Stock and 44,857 shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2002

Part I - Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and equivalents	$2,161	$2,590
Accounts receivable, net	44,771	30,407
Contract revenues in excess of billings	14,963	23,215
Inventories	13,898	14,291
Prepaid expenses and other current assets	20,111	18,486

Total current assets	95,904	88,989
Property and equipment, net	145,007	141,313
Goodwill, net of amortization of $1,455	29,405	29,405
Inventories	9,434	9,229
Investments in joint ventures	6,413	6,331
Other assets	6,197	6,956
Total assets	$292,360	$282,223

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$36,169	$30,913
Accrued expenses	20,130	28,497
Billings in excess of contract revenues	2,897	4,873
Current maturities of long-term debt	12,000	11,000

Total current liabilities	71,196	75,283
Long-term debt	180,749	173,728
Deferred income taxes	45,939	45,593
Other	7,946	7,917

Total liabilities	305,830	302,521
Minority interests	4,375	5,696
Commitments and contingencies (Note 11)	—	—
Stockholders' deficit:
Preferred stock, $.01 par value; 250,000 shares authorized:
45,000 issued; 44,857 outstanding in 2002 and 2001	1	1
Common stock, $.01 par value; 50,000,000 shares authorized:
5,000,000 issued; 4,920,882 outstanding in 2002 and 2001	50	50
Additional paid-in capital	50,457	50,457
Accumulated deficit	(68,307)	(75,787)
Accumulated other comprehensive income (loss)	244	(407)

Treasury stock, at cost; 143 preferred shares and 79,118 common shares in 2002 and 2001	(222)	(222)
Note receivable from stockholder	(68)	(86)
Total stockholders' deficit	(17,845)	(25,994)
Total liabilities and stockholders' deficit	$292,360	$282,223

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Contract revenues	$84,415	$78,301	$163,388	$150,861
Costs of contract revenues	69,619	63,925	134,376	122,408

Gross profit	14,796	14,376	29,012	28,453
General and administrative expenses	6,606	6,564	13,326	12,025

Operating income	8,190	7,812	15,686	16,428
Interest expense, net	(5,299)	(5,286)	(10,594)	(9,715)
Equity in earnings of joint ventures	403	307	82	117
Income before income taxes and minority interests	3,294	2,833	5,174	6,830
Income tax benefit (expense)	2,342	(1,224)	985	(3,019)
Minority interests	208	(480)	1,321	(1,118)
Net income	$5,844	$1,129	$7,480	$2,693

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2002	2001
Operating Activities
Net income	$7,480	$2,693
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,912	6,993
Earnings of joint ventures	(82)	(117)
Minority interests	(1,321)	1,118
Deferred income taxes	318	(72)
Gain on dispositions of property and equipment	(406)	(292)
Other, net	809	557
Changes in assets and liabilities:
Accounts receivable, net	(14,364)	(3,044)
Contract revenues in excess of billings	8,252	3,417
Inventories	188	(2,431)
Prepaid expenses and other current assets	(1,616)	(1,695)
Accounts payable and accrued expenses	(2,441)	(15,053)
Billings in excess of contract revenues	(1,976)	(1,769)
Net cash flows from operating activities	2,753	(9,695)
Investing Activities
Purchases of property and equipment	(11,755)	(3,798)
Dispositions of property and equipment	555	606
Purchase of NASDI stock, net of cash acquired of $5,000	—	(30,800)
Net cash flows from investing activities	(11,200)	(33,992)
Financing Activities
Repayments of long-term debt	(5,000)	(4,175)
Borrowings of revolving loans, net of repayments	13,000	11,000
Proceeds from issuance of 11 1/4% subordinated notes	—	39,700
Financing fees	—	(2,500)
Repayment on note receivable from stockholder	18	15
Net cash flows from financing activities	8,018	44,040
Net change in cash and equivalents	(429)	353
Cash and equivalents at beginning of period	2,590	1,137
Cash and equivalents at end of period	$2,161	$1,490
Supplemental Cash Flow Information
Cash paid for interest	$9,751	$8,512
Cash paid for taxes	$3,980	$2,848

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

3.              Comprehensive income

Total comprehensive income is comprised of net income and net unrealized gains and losses on cash flow hedges.  Total comprehensive income for the three months ended June 30, 2002 and 2001 was $5,681 and $1,272, respectively.  Total comprehensive income for the six months ended June 30, 2002 and 2001 was $8,131 and $2,235, respectively.

4.              Risk management activities

The Company uses derivative instruments to manage commodity price and foreign currency exchange risks.  Such instruments are not used for trading purposes.   As of June 30, 2002, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through March 2003.  As of June 30, 2002, there were 5.8 million gallons remaining on these contracts.  Under these agreements, the Company will pay fixed prices ranging from $0.55 to $0.71 per gallon.  At June 30, 2002 and December 31, 2001, the fair value on these contracts was estimated to be a gain (loss) of $399 and $(670), respectively, based on quoted market prices.   The fair value at June 30, 2002 and December 31, 2001 is recorded in other current assets and accrued liabilities, respectively. Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial.  The remaining gains included in accumulated other comprehensive income at June 30, 2002 will be reclassified into earnings over the next nine months, corresponding to the period during which the hedged fuel is expected to be utilized.

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates.  At June 30, 2002 and December 31, 2001, the Company had long-term subordinated notes outstanding with a recorded book value of $154,749 and $154,728, respectively.   The fair value of these notes was $162,750 and $158,294 at June 30, 2002 and December 31, 2001, respectively, based on quoted market prices.  The Company is contingently liable under letters of credit and other financial guarantees.  It is not practicable to estimate the fair value of these financial instruments; however, the Company does not expect any material losses to result from these financial instruments since performance is not likely to be required.

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

The results of operations for the six months ended June 30, 2002 include the results of NASDI.   The following pro forma combined results of operations for the six months ended June 30, 2001 have been prepared assuming the acquisition had occurred as of the beginning of the period.  The pro forma amounts include adjustments to reflect increased interest on debt incurred to finance the acquisition and exclude goodwill amortization. The pro forma operating results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had this acquisition been consummated at the beginning of the period presented.

	Six Months Ended June 30,
	Actual 2002	Pro forma 2001
Contract revenues	$163,388	$159,567
Operating income	15,686	19,320
Income before income taxes and minority interests	5,174	8,499
Net income	7,480	3,489

6.              Accounts receivable

Accounts receivable at June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002	December 31, 2001
Completed contracts	$18,844	$11,776
Contracts in progress	21,879	16,774
Retainage	4,958	3,228
	45,681	31,778
Allowance for doubtful accounts	(910)	(1,371)

	$44,771	$30,407

7.              Contracts in progress

The components of contracts in progress at June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002	December 31, 2001
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$120,904	$156,539
Amounts billed	(108,005)	(136,401)
Costs and earnings in excess of billings for contracts in progress	12,899	20,138
Costs and earnings in excess of billings for completed contracts	2,064	3,077

	$14,963	$23,215

Prepaid contract costs (included in prepaid expenses and other current assets)	$4,490	$5,390

Billings in excess of costs and earnings:
Amounts billed	$(32,741)	$(77,860)
Costs and earnings for contracts in progress	29,844	72,987

	$(2,897)	$(4,873)

8.              Accrued expenses

Accrued expenses at June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002	December 31, 2001
Interest	$6,883	$6,721
Insurance	4,954	5,386
Payroll and employee benefits	4,689	6,273
U.S. income and other taxes	1,398	6,492
Equipment leases	1,052	1,313
Other	1,154	2,312

	$20,130	$28,497

9.              Income taxes

In 1992, an underwater utility tunnel in the City of Chicago failed adjacent to a construction site completed by Great Lakes Dredge & Dock Company ("GLDD"), a wholly-owned subsidiary of the Company.  The failure resulted in a flooding of the tunnel and building basements serviced by the tunnel.  Numerous suits were filed against GLDD for claims of flood damage to building basements and losses due to business interruption.  During 1997, all outstanding claims were settled related to the flood litigation and settlement payments totaling $11,000 were made by the Company.  Based on a favorable judgment by the U.S. District Court, the Company recorded a receivable for reimbursement by its insurer of the settlement amounts paid.  As part of the recapitalization in 1998, the right to receive any insurance reimbursement for these amounts was assigned to the

Company’s former owner for book purposes.  In 2001, the favorable decision was overturned but then appealed.  On April 15, 2002, the decision was upheld and finalized by the Supreme Court of the United States confirming that amounts paid by the Company will not be recovered from the insurer.  As a result, the Company’s tax provision for the three and six months ended June 30, 2002 reflects a benefit to tax expense of $3,740 related to these settlement payments.  Due to the impact of this significant deduction, the Company’s effective tax rate for the six months ended June 30, 2002 was a benefit of 14.1%, compared to an expense rate of 48.4% for same period of 2001.

10.       Segment information

The Company and its subsidiaries operate in two reportable segments: dredging and demolition.  Prior to the acquisition of NASDI in April 2001, the Company’s only reportable segment was dredging.  The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented.   Segment information for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Dredging
Contract revenues	$72,047	$69,630	$142,350	$142,190
Operating income	6,383	6,893	12,470	15,509

Demolition
Contract revenues	$12,368	$8,671	$21,038	$8,671
Operating income	1,807	919	3,216	919

Total
Contract revenues	$84,415	$78,301	$163,388	$150,861
Operating income	8,190	7,812	15,686	16,428

11.       Commitments and contingencies

At June 30, 2002, the Company is contingently liable, in the normal course of business, for $11,422 in letters of credit related primarily to contract performance guarantees.

Amboy Aggregates, a joint venture in which the Company has a 50% equity interest, has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners.  The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest, which totaled $1,541 at June 30, 2002.

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

12.       Effects of recently issued accounting pronouncements

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 141, “Business Combinations” as of January 1, 2002.   This statement requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

The Company has also adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002.  This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be assessed annually for impairment with the initial assessment to be completed within the first six months following adoption of the standard.   The required initial impairment evaluation was performed in the first quarter of 2002 resulting in no impairment in the value of the Company’s goodwill.   The Company’s goodwill relates solely to its acquisition of NASDI, which took place in the second quarter of 2001. Through June 30, 2001, the Company had recorded goodwill amortization totaling $421.

In June 2001, the Financial Accounting Standards Board ("FASB") also issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets.   SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company is currently assessing the impact of adopting this statement, but does not anticipate that adoption will have a material effect on its financial position or results of operations.

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

13.  Subsequent event

On July 31, 2002, Hidrovia S.A. ("Hidrovia"), an Argentine corporation, filed a complaint against the Company alleging that the Company tortuously interfered with Hidrovia's contractual rights relating to the dredging and maintenance of certain navigable waterways in Argentina.  The complaint seeks injunctive relief and damages of an unspecified amount.  The Company believes it has meritorious defenses and intends to vigorously defend the case.

14.       Supplemental condensed consolidating financial information

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUNSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Condensed Consolidating Balance Sheet at June 30, 2002

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$2,079	$82	$—	$—	$2,161
Accounts receivable, net	39,013	5,758	—	—	44,771
Receivables from affiliates	15,689	13,423	6,000	(35,112)	—
Current portion of net investment in direct financing leases	—	882	508	(1,390)	—
Contract revenues in excess of billings	12,476	2,487	—	—	14,963
Inventories	9,106	4,792	—	—	13,898
Prepaid expenses and other current assets	20,434	(1,451)	1,128	—	20,111
Total current assets	98,797	25,973	7,636	(36,502)	95,904
Property and equipment, net	91,849	14,307	38,851	—	145,007
Goodwill, net of amortization of $1,455	29,405	—	—	—	29,405
Investments in subsidiaries	12,734	—	137,714	(150,448)	—
Notes receivable from affiliates	11,043	—	18,000	(29,043)	—
Inventories	9,434	—	—	—	9,434
Investments in joint ventures	6,413	—	—	—	6,413
Other assets	3,390	—	2,807	—	6,197
	$263,065	$40,280	$205,008	$(215,993)	$292,360

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$32,335	$3,834	$—	$—	$36,169
Payables to affiliates	15,531	19,581	—	(35,112)	—
Accrued expenses	10,905	1,884	7,341	—	20,130
Current portion of obligations under capital leases	—	1,390	—	(1,390)	—
Billings in excess of contract revenues	2,897	—	—	—	2,897
Current maturities of long-term debt	—	—	12,000	—	12,000
Total current liabilities	61,668	26,689	19,341	(36,502)	71,196
Long-term debt	3,000	—	177,749	—	180,749
Notes payable to affiliates	18,000	—	11,043	(29,043)	—
Deferred income taxes	33,378	176	12,385	—	45,939
Other	5,112	499	2,335	—	7,946
Total liabilities	121,158	27,364	222,853	(65,545)	305,830
Minority interests	—	—	—	4,375	4,375
Stockholders’ equity (deficit)	141,907	12,916	(17,845)	(154,823)	(17,845)
	$263,065	$40,280	$205,008	$(215,993)	$292,360

Condensed Consolidating Balance Sheet at December 31, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$2,515	$75	$—	$—	$2,590
Accounts receivable, net	27,629	2,778	—	—	30,407
Receivables from affiliates	5,051	6,613	6,000	(17,664)	—
Current portion of net investment in direct financing leases	—	1,946	1,661	(3,607)	—
Contract revenues in excess of billings	21,120	2,095	—	—	23,215
Inventories	9,691	4,600	—	—	14,291
Prepaid expenses and other current assets	16,878	778	830	—	18,486
Total current assets	82,884	18,885	8,491	(21,271)	88,989
Property and equipment, net	85,942	15,118	40,253	—	141,313
Goodwill, net of amortization of $1,455	29,405	—	—	—	29,405
Net investment in direct financing leases	—	—	—	—	—
Investments in subsidiaries	18,932	—	121,345	(140,277)	—
Notes receivable from affiliate	12,796	—	21,000	(33,796)	—
Inventories	9,229	—	—	—	9,229
Investments in joint ventures	6,331	—	—	—	6,331
Other assets	3,651	—	3,305	—	6,956
	$249,170	$34,003	$194,394	$(195,344)	$282,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,294	$4,619	$—	$—	$30,913
Payables to affiliates	14,966	2,698	—	(17,664)	—
Accrued expenses	13,887	3,951	10,659	—	28,497
Current portion of obligations under capital leases	—	3,607	—	(3,607)	—
Billings in excess of contract revenues	4,873	—	—	—	4,873
Current maturities of long-term debt	—	—	11,000	—	11,000
Total current liabilities	60,020	14,875	21,659	(21,271)	75,283
Long-term debt	3,000	—	170,728	—	173,728
Note payable to affiliate	21,000	—	12,796	(33,796)	—
Deferred income taxes	32,549	172	12,872	—	45,593
Foreign income taxes	—	—	—	—	—
Other	5,090	494	2,333	—	7,917
Total liabilities	121,659	15,541	220,388	(55,067)	302,521
Minority interests	—	—	—	5,696	5,696
Stockholders’ equity (deficit)	127,511	18,462	(25,994)	(145,973)	(25,994)
	$249,170	$34,003	$194,394	$(195,344)	$282,223

Condensed Consolidating Statement of Income for the three months ended June 30, 2002

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$74,767	$16,656	$—	$(7,008)	$84,415
Costs of contract revenues	(60,580)	(15,457)	(590)	7,008	(69,619)
Gross profit (loss)	14,187	1,199	(590)	—	14,796
General and administrative expenses	(4,843)	(1,671)	(92)	—	(6,606)
Operating income (loss)	9,344	(472)	(682)	—	8,190
Interest expense, net	(597)	(197)	(4,505)	—	(5,299)
Equity in (loss) earnings of subsidiaries	(604)	—	9,196	(8,592)	—
Equity in earnings of joint ventures	403	—	—	—	403
Income (loss) before income taxes and minority interests	8,546	(669)	4,009	(8,592)	3,294
Income tax benefit (expense)	662	(155)	1,835	—	2,342
Minority interests	—	—	—	208	208
Net income (loss)	$9,208	$(824)	$5,844	$(8,384)	$5,844

Condensed Consolidating Statement of Income for the three months ended June 30, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$61,232	$17,416	$—	$(347)	$78,301
Costs of contract revenues	(48,838)	(14,825)	(609)	347	(63,925)
Gross profit (loss)	12,394	2,591	(609)	—	14,376
General and administrative expenses	(5,564)	(930)	(70)	—	(6,564)
Operating income (loss)	6,830	1,661	(679)	—	7,812
Interest expense, net	(627)	(180)	(4,479)	—	(5,286)
Equity in earnings of subsidiaries	986	—	4,337	(5,323)	—
Equity in earnings of joint ventures	307	—	—	—	307
Income (loss) before income taxes and minority interests	7,496	1,481	(821)	(5,323)	2,833
Income tax (expense) benefit	(2,982)	(192)	1,950	—	(1,224)
Minority interests	—	—	—	(480)	(480)
Net income	$4,514	$1,289	$1,129	$(5,803)	$1,129

Condensed Consolidating Statement of Income for the six months ended June 30, 2002

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$143,411	$32,116	$—	$(12,139)	$163,388
Costs of contract revenues	(111,619)	(33,962)	(934)	12,139	(134,376)
Gross profit (loss)	31,792	(1,846)	(934)	—	29,012
General and administrative expenses	(10,181)	(3,053)	(92)	—	(13,326)
Operating income (loss)	21,611	(4,899)	(1,026)	—	15,686
Interest expense, net	(1,281)	(318)	(8,995)	—	(10,594)
Equity in (loss) earnings of subsidiaries	(4,143)	—	14,314	(10,171)	—
Equity in earnings of joint ventures	82	—	—	—	82
Income (loss) before income taxes and minority interests	16,269	(5,217)	4,293	(10,171)	5,174
Income tax (expense) benefit	(1,873)	(329)	3,187	—	985
Minority interests	—	—	—	1,321	1,321
Net income (loss)	$14,396	$(5,546)	$7,480	$(8,850)	$7,480

Condensed Consolidating Statement of Income for the six months ended June 30, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$128,641	$30,867	$—	$(8,647)	$150,861
Costs of contract revenues	(105,827)	(24,177)	(1,051)	8,647	(122,408)
Gross profit (loss)	22,814	6,690	(1,051)	—	28,453
General and administrative expenses	(9,981)	(1,974)	(70)	—	(12,025)
Operating income (loss)	12,833	4,716	(1,121)	—	16,428
Interest expense, net	(471)	(383)	(8,861)	—	(9,715)
Equity in earnings of subsidiaries	3,007	—	9,012	(12,019)	—
Equity in earnings of joint venture	117	—	—	—	117
Income (loss) before income taxes and minority interests	15,486	4,333	(970)	(12,019)	6,830
Income tax (expense) benefit	(6,305)	(377)	3,663	—	(3,019)
Minority interests	—	—	—	(1,118)	(1,118)
Net income	$9,181	$3,956	$2,693	$(13,137)	$2,693

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2002

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net income (loss)	$14,396	$(5,546)	$7,480	$(8,850)	$7,480
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	5,528	1,059	1,325	—	7,912
Loss (earnings) of subsidiaries and joint ventures	4,143	—	(14,396)	10,171	(82)
Minority interests	—	—	—	(1,321)	(1,321)
Deferred income taxes	801	4	(487)	—	318
Gain on dispositions of property and equipment	(406)	—	—	—	(406)
Other, net	304	5	500	—	809
Changes in assets and liabilities:		—
Accounts receivable, net	(11,384)	(2,980)	—	—	(14,364)
Contract revenues in excess of billings	8,644	(392)	—	—	8,252
Inventories	380	(192)	—	—	188
Prepaid expenses and other current assets	(3,723)	2,229	(122)	—	(1,616)
Accounts payable and accrued expenses	3,322	(2,852)	(2,911)	—	(2,441)
Billings in excess of contract revenues	(1,976)	—	—	—	(1,976)
Net cash flows from operating activities	20,029	(8,665)	(8,611)	—	2,753
Investing Activities
Purchases of property and equipment	(11,507)	(248)	—	—	(11,755)
Dispositions of property and equipment	555	—	—	—	555
Net cash flows from investing activities	(10,952)	(248)	—	—	(11,200)
Financing Activities
Repayments of long-term debt	—	—	(5,000)	—	(5,000)
Borrowings of revolving loans, net of repayments	—	—	13,000	—	13,000
Principal receipts (payments) on capital leases	—	(1,153)	1,153	—	—
Net change in accounts with affiliates	(9,513)	10,073	(560)	—	—
Financing fees	—	—	—	—	—
Repayment on note receivable from stockholder	—	—	18	—	18
Net cash flows from financing activities	(9,513)	8,920	8,611	—	8,018
Net change in cash and equivalents	(436)	7	—	—	(429)
Cash and equivalents at beginning of period	2,515	75	—	—	2,590
Cash and equivalents at end of period	$2,079	$82	$—	$—	$2,161

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net income	$9,181	$3,956	$2,693	$(13,137)	$2,693
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,635	940	1,418	—	6,993
Earnings of subsidiaries and joint venture	(2,955)	—	(9,181)	12,019	(117)
Minority interests	—	—	—	1,118	1,118
Deferred income taxes	504	(100)	(476)	—	(72)
Gain on dispositions of property and equipment	(292)	—	—	—	(292)
Other, net	1,601	126	(1,170)	—	557
Changes in assets and liabilities:		—
Accounts receivable, net	6,658	(9,702)	—	—	(3,044)
Contract revenues in excess of billings	2,304	1,113	—	—	3,417
Inventories	(1,569)	(862)	—	—	(2,431)
Prepaid expenses and other current assets	(3,428)	1,323	410	—	(1,695)
Accounts payable and accrued expenses	(15,010)	676	(719)	—	(15,053)
Billings in excess of contract revenues	(2,157)	388	—	—	(1,769)
Net cash flows from operating activities	(528)	(2,142)	(7,025)	—	(9,695)
Investing Activities
Purchases of property and equipment	(2,753)	(1,045)	—	—	(3,798)
Proceeds from dispositions of property and equipment	502	—	104	—	606
Purchase of NASDI stock, net of cash acquired of $5,000	—	—	(30,800)	—	(30,800)
Principal payments (receipts) on direct financing leases	—	820	(820)	—	—
Payments (receipts) on note with affiliate	—	344	(344)	—	—
Net cash flows from investing activities	(2,251)	119	(31,860)	—	(33,992)
Financing Activities
Repayments of long-term debt	(175)	—	(4,000)	—	(4,175)
Borrowings of revolving loans, net of repayments	—	—	11,000	—	11,000
Proceeds from issuance of 11 1/4% subordinated notes	—	—	39,700	—	39,700
Financing fees	—	—	(2,500)	—	(2,500)
Principal receipts (payments) on capital leases	—	(1,714)	1,714	—	—
Net change in accounts with affiliates	4,637	2,407	(7,044)	—	—
Repayment on note receivable from stockholder	—	—	15	—	15
Dividends	1,600	(2,000)	—	400	—
Contributions from partners	(1,200)	1,600	—	(400)	—
Net cash flows from financing activities	4,862	293	38,885	—	44,040
Net change in cash and equivalents	2,083	(1,730)	—	—	353
Cash and equivalents at beginning of period	(654)	1,791	—	—	1,137
Cash and equivalents at end of period	$1,429	$61	$—	$—	$1,490

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

Results of Operations

   The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(82.5)	(81.6)	(82.2)	(81.1)
Gross profit	17.5	18.4	17.8	18.9
General and administrative expenses	(7.8)	(8.4)	(8.1)	(8.0)
Operating income	9.7	10.0	9.7	10.9
Interest expense, net	(6.3)	(6.8)	(6.5)	(6.5)
Equity in earnings of joint ventures	0.5	0.4	—	0.1
Income before income taxes and minority interests	3.9	3.6	3.2	4.5
Income tax expense	2.8	(1.6)	0.6	(2.0)
Minority interests	0.2	(0.6)	0.8	(0.7)
Net income	6.9%	1.4%	4.6%	1.8%

EBITDA	14.5%	14.8%	14.4%	15.5%

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

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three and six months ended and backlog as of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues (in thousands)	2002	2001	2002	2001
Dredging:
Capital - U.S.	$18,632	$26,569	$45,046	$56,227
Capital - foreign	17,421	7,405	27,935	18,847
Beach	24,203	22,095	50,777	46,190
Maintenance	11,791	13,561	18,592	20,926
Demolition	12,368	8,671	21,038	8,671
	$84,415	$78,301	$163,388	$150,861

			June 30,
Backlog (in thousands)			2002	2001
Dredging:
Capital - U.S.			$144,915	$55,452
Capital - foreign			79,392	49,125
Beach			25,671	17,318
Maintenance			16,671	21,470
Demolition			28,427	37,170
			$295,076	$180,535

Second quarter 2002 revenues were $84.4 million, an increase of $6.1 million or 7.8%, over second quarter 2001 revenues of $78.3 million.  Revenues for the first half of 2002 were $163.4 million, an increase of $12.5 million or 8.3% over the revenues for the first half of 2001 of $150.9 million.  The increase in second quarter and year to date revenues reflects increased foreign dredging revenue and demolition services revenue.  Gross profit margins declined slightly in the 2002 periods, due to the increased foreign dredging revenue which is typically at lower margins and the negative affect of adverse weather and operating conditions experienced on certain of the Company’s domestic east coast dredging projects in the first quarter.

Capital projects include large port deepenings and other infrastructure projects.   Domestic capital dredging revenue declined $7.9 million and $11.2 million during the second quarter and first half of 2002, respectively, as compared to the same periods of 2001, due primarily to a shift to beach nourishment revenues during the 2002 period.  However, the Company added a significant amount of capital backlog in the first half of 2002, and continues to expect the domestic capital market to remain strong throughout 2002 as Deep Port projects, authorized by the 1986 Water Resource Development Act and subsequent bills, continue to be scheduled and let for bid by the Army Corps of Engineers (“Corps”).  In 1997, the Corps announced new Deep Port work and in subsequent years has expanded existing projects with a combined revenue value in excess of $2.0 billion, to be completed through 2005.   Since this time, 30 projects with a total revenue value of $952 million, have been let for bid and awarded through the second quarter of 2002.  The Company was the low bidder on fourteen of these projects, with a value of $437 million, representing 45.9% of the total let for bid and awarded.   In May 2002, the Corps announced that it will be reevaluating the justification for certain of the Deep Port projects which have not yet commenced. Although substantial work remains on Deep Port projects that are currently underway, this recent announcement could affect the program in future years if certain projects are postponed or suspended.

During the second quarter of 2002, the Company performed on two Kill Van Kull, New York Deep Port projects, which contributed combined revenues for the quarter of $6.0 million.  In addition, the quarter also included work or mobilization on three other deepening projects:  Jacksonville Harbor, Florida; St. Lucie Inlet, Florida; and Wilmington Harbor, North Carolina. These projects all commenced in the second quarter of 2002 and added revenues of $6.7 million, collectively, to the quarter.  Additionally, work continued on two foreign capital projects in Bahrain and Ghana, which contributed $14.6 million in total revenue to the quarter.

Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion.  Second quarter and year to date 2002 revenues from beach nourishment projects increased $2.1 million and $4.6 million, respectively, as the volume of beach work let for bid has increased throughout 2001 and 2002 to date.  As mentioned previously,  during the first quarter of 2002, certain beach projects were affected by adverse weather and project operating conditions, contributing to the lower margins for the first half of 2002.  There are inherent risks in the performance of beach nourishment work, including the need to work offshore exposed to sea conditions and the environmental restrictions related to sea turtles.  These risks can cause project delays and additional costs to the contractor, as the Company experienced in the first quarter of 2002.   During the second quarter, beach nourishment projects were completed in Pine Knoll Shores, North Carolina; Anna Marie Beach, Florida; and Anastasia State Park, Florida, contributing $11.1 million to the quarter’s revenues.  Additionally, significant continuing projects in St. Johns County, Florida; Sea Bright, New Jersey; Jupiter Beach, Florida; and Brevard County, Florida added to $12.3 million to 2002 second quarter revenues.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.   Maintenance revenues in the second quarter and first six months of 2002 declined slightly from levels for the same periods of 2001, but were consistent with typical maintenance dredging volume.   Second quarter 2002 revenues from maintenance projects included $4.8 million from three separate projects in the New York City vicinity, as well as $9.5 million from four river maintenance projects.

NASDI’s demolition revenue for the second quarter and first six months of 2002 totaled $12.4 million and $21.0 million, respectively, and compares to $8.7 million earned by NASDI from mid-April 2001, the date of acquisition by the Company, through the second quarter of 2001.  NASDI’s second quarter 2002 revenues included $3.9 million from the Saltonstall interior office building demolition in Boston and $1.1 million from a new asbestos removal and demolition project at Delta Terminal A in the Boston Airport, with the remaining revenue being generated by numerous other projects.  Demolition activity started slowly in the first quarter but picked up in March and continued at a strong pace throughout the second quarter and is expected to continue to do so through the remainder of this year.

Second quarter and year to date 2002 revenues of the Company’s NATCO hopper dredging subsidiary declined $6.4 million and $7.1 million, respectively, over the same periods of 2001, primarily due to adverse weather and operating conditions encountered on certain beach nourishment projects on which NATCO was employed, necessitating downtime of the dredges.  This also negatively impacted NATCO’s gross profit margins, which were zero for first half of 2002, compared to $7.7 million for the first half of 2001.

General and administrative expenses were comparable in the second quarter of 2002 and 2001.  However, general and administrative expenses for the first half of 2002 totaled $13.3 million, which is slightly higher than $12.0 million for the same 2001 period, due to the inclusion of NASDI’s general and administrative costs for the full 2002 period.

Net interest expense was comparable in the second quarter of 2002 and 2001; however, it was approximately $0.8 million higher for the first half of 2002, as a result of interest expense on the additional $40.0 million subordinated debt issuance used to fund the NASDI acquisition, partially offset by a decline in the interest rates on the Company’s variable rate bank debt.  Minority interests reflects a gain to the Company in the second quarter and first half of 2002, primarily due to the allocation of NATCO’s loss to its minority partner.

For the second quarter and first half of 2002, the Company recorded an income tax benefit of $2.3 million and $1.0 million, respectively, compared to income tax expense of $1.2 million and $3.0 million for the same periods of 2001.  Income taxes in 2002 were impacted by a tax deduction resulting from the final determination of non-recoverability of an insurance claim related to litigation settled in 1998.  Settlement payments related to the litigation were advanced prior to 1998; however, no tax deduction could be claimed until all appeals were exhausted.

Net income was $5.8 million for the second quarter of 2002, compared to $1.1 million for the second quarter of 2001.  For the first half of 2002, net income totaled $7.5 million compared to $2.7 million for the same period of 2001.  The improvement in 2002 second quarter and year to date net income was primarily a result of the income tax benefit discussed above.   EBITDA (as defined on page 17) was $12.2 million and $23.6 million for the quarter and six months ended June 30, 2002 compared to $11.6 million and $23.4 million for the same periods of 2001.   EBITDA improved as a result of the increase in revenues, but included lower margin foreign revenue and on a year-to-date basis was negatively affected by adverse weather and operating conditions on certain of the Company’s east coast dredging projects during the first quarter.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit with the Company’s senior lenders.  The Company’s primary uses of cash are funding working capital, capital expenditures and debt service.

The Company’s net cash generated by operating activities for six months ended June 30, 2002 totaled $2.8 million compared to net cash used in operating activities of $9.7 million in the comparable period of 2001.  The increased use of operating cash flows in the 2001 period reflects a build-up of working capital to an unusually high level, due to working capital investment in certain projects such as the 2001 Wilmington, North Carolina Deep Port project and the Ghana project.  While working capital has decreased in the 2002 period, it has still remained at a higher level due to certain project requirements.

The Company’s net cash flows used in investing activities were $11.2 million compared to $34.0 million for the first half of 2002 and 2001, respectively.   In the 2001 period, the Company used cash of $30.8 million to fund the acquisition of NASDI.  The remaining use of cash relates to equipment acquisitions, which increased by $8.0 million in the 2002 period.  Despite the disproportionately high amount of capital spending on equipment in the first half of 2002, the Company expects to meet its 2002 annual capital spending budget of $17 million, which is higher than in recent years due to an increase in dry dockings necessary to meet certification requirements on certain hopper vessels.

The Company’s net cash flows from financing activities for the six months ended June 30, 2002 totaled $8.0 million compared to $44.0 million in the same period of 2001.  While the Company’s  revolver borrowings were at similar levels in the respective periods, the 2001 period reflects approximately $37.0 net proceeds from the subordinated notes issued to fund the NASDI acquisition in April 2001.

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

As of June 30, 2002, the Company had dredging backlog of $266.6 million, which compares to dredging backlog of $143.4 million at June 30, 2001 and $210.5 million at March 31, 2002.  During the second quarter, domestic projects valued at $139.0 million were let for bid, bringing the year to date bid market to approximately $390.0 million, well in excess of the comparable six-month market in 2001 of $254.0 million.  The Company was successful bidder on $47.0 million, or 34%, of the domestic work let for bid in the second quarter and has won approximately $169.0 million, or 44%, of the year-to-date market.  The Kill Van Kull (KVK), New York Deep Port project, which was bid in the first quarter at a value in excess of $40.0 million, is still pending award as the original low bidder did not have a permitted disposal site as required in the project specifications and has since been disqualified.  Therefore, the second lowest bidder has now been allowed a prescribed time-frame in which to provide a permitted disposal site for the dredged material.  The Company was the third bidder on this project and does have a fully permitted disposal site.  In the second quarter of 2002, the Company was awarded the $90.0 million Wilmington, North Carolina Deep Port project, which was solicited as a request-for-proposal and was pending award at the end of the first quarter.   Excluding the KVK project, additional work valued at $35.0 million was pending at June 30, 2002 and the Company has subsequently been awarded $27.0 million of these pending projects.

Backlog at June 30, 2002 continues to be concentrated in the capital market, both domestic and foreign.  Domestic capital dredging projects make up $144.9 million or 49.1% of the total June 30, 2002 backlog.  This includes primarily work remaining on three Deep Port projects: 1) the new Wilmington, North Carolina project awarded in the second quarter of 2002, 2) a deepening project in Jacksonville, Florida won in the first quarter, also on a request-for-proposal basis, and 3) work remaining on the phase of the Kill Van Kull, New York project which was won in 2001.   Foreign capital project backlog, which comprises $79.4 million or 26.9% of the June 30, 2002 backlog, relates primarily to the long-term projects in Ghana and Bahrain.  Beach backlog at June 30, 2002 was $25.7 million, which has improved from the beach backlog level at June 30, 2001.  Three beach projects were bid during the quarter with a total value of $38.9 million.  The Company was low bidder on two of the projects, one of which was not awarded until July, for a total value of $26.5 million.  The beach bid market picked up somewhat in the second quarter, bringing the year to date market to $47.0 million, and schedules provided by the Corps and local jurisdictions indicate that the 2002 beach nourishment bid market should be in excess of $100 million.  Maintenance backlog at June 30, 2002 of $16.7 million declined slightly from the same period of 2001, but improved significantly from the March 31, 2002 level of $2.2 million, as Midwest precipitation during the second quarter was at average levels, necessitating the bidding of over 20 projects during the quarter.

The demolition backlog level at June 30, 2002 was $28.4 million, which compares to $37.2 million at June 30, 2001 and $26.7 million at March 31, 2002.   NASDI increased revenues in the second quarter and added $14.1 million to backlog to maintain the backlog level, which should be sufficient to provide a good source of revenue and earnings for the remainder of the year.

Effects of Recently Issued Accounting Standards

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 141, “Business Combinations” as of January 1, 2002.   This statement requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

The Company has also adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002.  This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be assessed annually for impairment with the initial assessment to be completed within the first six months following adoption of the standard.  The required initial impairment evaluation was performed in the first quarter of 2002 resulting in no impairment in the value of the Company’s goodwill.  The Company’s goodwill relates solely to its acquisition of NASDI, which took place in the second quarter of 2001.  Through June 30, 2001, the Company had recorded goodwill amortization totaling $0.4 million.

In June 2001, the Financial Accounting Standards Board ("FASB") also issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets.   SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company is currently assessing the impact of adopting this statement, but does not anticipate that adoption will have a material effect on its financial position or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of June 30, 2002 has not significantly changed since December 31, 2001.  The market risk profile of the Company on December 31, 2001 is disclosed in the Company’s 2001 Annual Report on Form 10-K.

Part II

Item 1.  Legal Proceedings

On July 31, 2002, Hidrovia S.A. ("Hidrovia"), an Argentine corporation, filed a complaint against the Company alleging that the Company tortuously interfered with Hidrovia's contractual rights relating to the dredging and maintenance of certain navigable waterways in Argentina.  The complaint seeks injunctive relief and damages of an unspecified amount.  The Company believes it has meritorious defenses and intends to vigorously defend the case.

Item 5.  Other Information

NATCO, the hopper dredging subsidiary in which the Company owns a 75% equity interest, is currently in default of its intercompany lease and loan agreements.  Therefore, the Company is exploring several options, one of which may result in a dissolution of NATCO.  If NATCO is dissolved, the Company intends to complete the contracts entered into by NATCO, and would intend to continue in the hopper dredging business.  Management does not anticipate that any actions taken with respect to NATCO will have a material adverse impact to its consolidated financial statements.  NATCO is not a Subsidiary Guarantor under the senior subordinated notes.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

99.1                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation

Date:	August 9, 2002	By:	/s/ Deborah A. Wensel
Deborah A. Wensel
Senior Vice President
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

3.01	Restated Certificate of Incorporation of the Company. (1)
3.02	Bylaws of the Company. (1)
4.01	Indenture dated as of August 19, 1998 among the Company, the Subsidiary Guarantors and the Bank of New York, as Trustee. (1)
4.02	Form of 11 ¼% Senior Subordinated Note due 2008 (included in Exhibit 4.01). (1)
4.03	First Supplemental Indenture dated as of June 15, 2000 among Great Lakes Caribbean Dredging, Inc., the Company, the other Subsidiary Guarantors and the Bank of New York, as Trustee. (3)
4.04	Supplemental Indenture dated as of April 24, 2001 among the Company, North American Site Developers, Inc., the other subsidiary Company and the Bank of New York, as Trustee. (4)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference to Form S-4 Registration Statement of the Company (File No.333-64687) filed with the Securities and Exchange Commission on September 29, 1998.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2001.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000 filed with the Commission on March 21, 2001.

(4)	Incorporated by reference to From S-4 Registration Statement of the Company (File No. 333-60300) filed with the Commission on May 4, 2001.

(5)	Filed herewith.