Form 10-Q
period 2002-09-30
GREAT LAKES DREDGE & DOCK CORP
filed 2002-11-12
CIK 885538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of November 8, 2002, there were outstanding 1,616,982 shares of Class A Common Stock, 3,363,900 shares of Class B Common Stock and 44,857 shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2002

Part I — Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and equivalents	$3,019	$2,590
Accounts receivable, net	45,786	30,407
Contract revenues in excess of billings	13,286	23,215
Inventories	12,256	14,291
Prepaid expenses and other current assets	18,059	18,486
Total current assets	92,406	88,989
Property and equipment, net	139,377	141,313
Goodwill, net of amortization of $1,455	29,405	29,405
Inventories	9,504	9,229
Investments in joint ventures	5,810	6,331
Other assets	5,434	6,956
Total assets	$281,936	$282,223

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$27,418	$30,913
Accrued expenses	21,135	28,497
Billings in excess of contract revenues	7,395	4,873
Current maturities of long-term debt	12,000	11,000
Total current liabilities	67,948	75,283
Long-term debt	170,759	173,728
Deferred income taxes	45,415	45,593
Other	7,639	7,917
Total liabilities	291,761	302,521
Minority interests	4,794	5,696
Commitments and contingencies (Note 11)	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value; 250,000 shares authorized: 45,000 issued; 44,857 outstanding in 2002 and 2001	1	1
Common stock, $.01 par value; 50,000,000 shares authorized: 5,000,000 issued; 4,970,882 and 4,920,882 outstanding in 2002 and 2001, respectively	50	50
Additional paid-in capital	50,457	50,457
Accumulated deficit	(65,367)	(75,787)
Accumulated other comprehensive income (loss)	480	(407)
Treasury stock, at cost; 143 preferred shares in 2002 and 2001; 29,118 and 79,118 common shares in 2002 and 2001, respectively	(172)	(222)
Note receivable from stockholder	(68)	(86)
Total stockholders’ deficit	(14,619)	(25,994)
Total liabilities and stockholders’ deficit	$281,936	$282,223

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Contract revenues	$100,055	$82,680	$263,443	$233,541
Costs of contract revenues	80,339	68,108	214,715	190,516
Gross profit	19,716	14,572	48,728	43,025
General and administrative expenses	8,387	6,777	21,713	18,802
Operating income	11,329	7,795	27,015	24,223
Interest expense, net	(5,415)	(5,789)	(16,009)	(15,504)
Equity in earnings of joint ventures	127	482	209	599
Income before income taxes and minority interests	6,041	2,488	11,215	9,318
Income tax expense	(2,682)	(1,070)	(1,697)	(4,089)
Minority interests	(419)	(494)	902	(1,612)
Net income	$2,940	$924	$10,420	$3,617

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2002	2001
Operating Activities
Net income	$10,420	$3,617
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,755	10,935
Earnings of joint ventures	(209)	(599)
Minority interests	(902)	1,612
Deferred income taxes	(506)	724
Gain on dispositions of property and equipment	(428)	(292)
Other, net	1,325	439
Changes in assets and liabilities:
Accounts receivable, net	(15,379)	(591)
Contract revenues in excess of billings	9,929	4,056
Inventories	1,760	(2,212)
Prepaid expenses and other current assets	1,760	492
Accounts payable and accrued expenses	(10,187)	(16,856)
Billings in excess of contract revenues	2,522	(1,113)
Net cash flows from operating activities	11,860	212

Investing Activities
Purchases of property and equipment	(14,862)	(6,140)
Dispositions of property and equipment	5,413	606
Purchase of NASDI stock, net of cash acquired of $5,000	—	(30,800)
Net cash flows from investing activities	(9,449)	(36,334)

Financing Activities
Repayments of long-term debt	(8,000)	(6,762)
Borrowings of revolving loans, net of repayments	6,000	5,000
Proceeds from issuance of 11 1/4% subordinated notes	—	39,700
Financing fees	—	(2,500)
Repayment on note receivable from stockholder	18	15
Net cash flows from financing activities	(1,982)	35,453
Net change in cash and equivalents	429	(669)
Cash and equivalents at beginning of period	2,590	1,137
Cash and equivalents at end of period	$3,019	$468

Supplemental Cash Flow Information
Cash paid for interest	$19,296	$17,639
Cash paid for taxes	$4,002	$4,603

Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of common stock award to certain members of management; shares issued from treasury stock	$50

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

3.              Comprehensive income

Total comprehensive income is comprised of net income and net unrealized gains and losses on cash flow hedges.  Total comprehensive income for the three months ended September 30, 2002 and 2001 was $3,176 and $950, respectively.  Total comprehensive income for the nine months ended September 30, 2002 and 2001 was $11,307 and $3,185, respectively.

4.              Risk management activities

The Company uses derivative instruments to manage commodity price and foreign currency exchange risks.  Such instruments are not used for trading purposes.   As of September 30, 2002, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2003.  As of September 30, 2002, there were 7.7 million gallons remaining on these contracts.  Under these agreements, the Company will pay fixed prices ranging from $0.55 to $0.72 per gallon.  At September 30, 2002 and December 31, 2001, the fair value on these contracts was estimated to be a gain (loss) of $786 and $(670), respectively, based on quoted market prices.   The fair value at September 30, 2002 and December 31, 2001 is recorded in other current assets and accrued liabilities, respectively.  Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial.  The remaining gains included in accumulated other comprehensive income at September 30, 2002 will be reclassified into earnings over the next fifteen months, corresponding to the period during which the hedged fuel is expected to be utilized.

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates.  At September 30, 2002 and December 31, 2001, the Company had long-term subordinated notes outstanding with a recorded book value of $154,759 and $154,728, respectively.   The fair value of these notes was $159,836 and $158,294 at September 30, 2002 and December 31, 2001, respectively, based on quoted market prices.  The Company is contingently liable under letters of credit and other financial guarantees.  It is not practicable to estimate the fair value of these financial instruments; however, the Company does not expect any material losses to result from these financial instruments since performance is not likely to be required.

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

The results of operations for the nine months ended September 30, 2002 include the results of NASDI.   The following pro forma combined results of operations for the nine months ended September 30, 2001 have been prepared assuming the acquisition had occurred as of the beginning of the period.  The pro forma amounts include adjustments to reflect increased interest on debt incurred to finance the acquisition and exclude goodwill amortization. The pro forma operating results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had this acquisition been consummated at the beginning of the period presented.

	Nine Months Ended September 30,
	Actual 2002	Pro forma 2001
Contract revenues	$263,443	$242,247
Operating income	27,015	27,621
Income before income taxes and minority interests	11,215	11,493
Net income	10,420	4,919

6.              Accounts receivable

Accounts receivable at September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001
Completed contracts	$8,854	$11,776
Contracts in progress	31,631	16,774
Retainage	6,251	3,228
	46,736	31,778
Allowance for doubtful accounts	(950)	(1,371)
	$45,786	$30,407

7.              Contracts in progress

The components of contracts in progress at September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$189,380	$156,539
Amounts billed	(178,576)	(136,401)
Costs and earnings in excess of billings for contracts in progress	10,804	20,138
Costs and earnings in excess of billings for completed contracts	2,482	3,077
	$13,286	$23,215

Prepaid contract costs (included in prepaid expenses and other current assets)	$4,110	$5,390

Billings in excess of costs and earnings:
Amounts billed	$(40,219)	$(77,860)
Costs and earnings for contracts in progress	32,824	72,987
	$(7,395)	$(4,873)

8.              Accrued expenses

                Accrued expenses at September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001
Payroll and employee benefits	$6,077	$6,273
U.S. income and other taxes	4,928	6,492
Insurance	4,735	5,386
Interest	2,401	6,721
Equipment leases	895	1,313
Other	2,099	2,312
	$21,135	$28,497

9.              Income taxes

                The Company’s effective tax rate for the nine months ended September 30, 2002 was 13.0% reflecting a tax deduction for the write-off of the tax basis of an insurance claim receivable of $11,000 related to litigation settlement payments made in 1997.  For book purposes, the insurance reimbursement had been assigned to the Company’s former owner as part of the Company’s recapitalization in 1998 and, therefore, had no book basis.  The effective tax rate for the comparable nine months ended September 30, 2001 was 48.9%.

For the three and nine month periods ended September 30, 2002, the Company’s income tax provision includes interest expense of $800 on estimated additional federal income tax for the years 1995 to 2000 arising from a reduction in actual tax payments made to foreign tax authorities versus amounts previously reported in the Company’s U.S. federal tax returns for those years.  This reallocation of tax liabilities from foreign to domestic is expected to ultimately result in a net tax benefit to the Company of an amount approximating the interest incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Dredging
Contract revenues	$82,223	$74,347	$224,573	$216,537
Operating income	7,806	7,444	20,276	22,953

Demolition
Contract revenues	$17,832	$8,333	$38,870	$17,004
Operating income	3,523	351	6,739	1,270

Total
Contract revenues	$100,055	$82,680	$263,443	$233,541
Operating income	11,329	7,795	27,015	24,223

11.       Commitments and contingencies

              At September 30, 2002, the Company is contingently liable, in the normal course of business, for $11,368 in letters of credit related primarily to contract performance guarantees.

              Amboy Aggregates, a joint venture in which the Company has a 50% equity interest, has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners.  The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest, which totaled $1,532 at September 30, 2002.

              The Company has reached an agreement in principle to purchase Ballast Needam’s minority interests in NATCO Limited Partnership and North American Trailing Company for $4,500.  The purchase would give the Company complete ownership and control of its hopper operations and is pending finalization of the definitive agreements.  The purchase is expected to be completed before year-end.

As is customary with negotiated contracts with the federal government, the government has the right to audit the books and records of the Company to ensure compliance with such contracts and applicable federal laws.  The government has the ability to seek a price adjustment based on the results of such audit.  Any such audits have not had and are not expected to have a material adverse impact on the financial position or operations of the Company.

              In the normal course of business, the Company is a defendant in various legal proceedings.  Resolution of these claims is not expected to have a material adverse impact on the financial position or operations of the Company.

12.       Effects of recently issued accounting pronouncements

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” as of January 1, 2002.  This statement requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

The Company has also adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002.  This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be assessed annually for impairment with the initial assessment to be completed within the first six months following adoption of the standard.   The required initial impairment evaluation was performed in the first quarter of 2002 resulting in no impairment in the value of the Company’s goodwill.   The Company’s goodwill relates solely to its acquisition of NASDI, which took place in the second quarter of 2001. The Company’s earnings for the nine-month period ended September 30, 2001 include goodwill amortization of $927.

In June 2001, the Financial Accounting Standards Board (“FASB”) also issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets.   SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company is currently assessing the impact of adopting this statement, but does not anticipate that adoption will have a material effect on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which supersedes previous guidance and provides additional clarification as to when and how to measure a loss upon impairment or disposal of long-lived assets.  This standard, which became effective for the Company on January 1, 2002, had no impact on its financial position or results of operations upon adoption.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Under the provisions of SFAS No. 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged.  Upon adoption, all gains and losses from the extinguishment of debt previously reported as an extraordinary item shall be reclassified to pretax earnings.  It is anticipated that the adoption of SFAS No. 145 will have no impact on the financial position or results of operations for the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and as such, the provisions of SFAS No. 146 will be applied prospectively if it impacts the Company through relevant restructuring activities or other disposal or exit activities.

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Condensed Consolidating Balance Sheet at September 30, 2002

ASSETS	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Current assets:
Cash and equivalents	$1,077	$1,942	$—	$—	$3,019
Accounts receivable, net	39,934	5,852	—	—	45,786
Receivables from affiliates	15,271	10,036	6,958	(32,265)	—
Current portion of net investment in direct financing leases	—	362	—	(362)	—
Contract revenues in excess of billings	9,777	3,509	—	—	13,286
Inventories	7,693	4,563	—	—	12,256
Prepaid expenses and other current assets	18,368	(1,323)	1,014	—	18,059
Total current assets	92,120	24,941	7,972	(32,627)	92,406
Property and equipment, net	87,015	14,215	38,147	—	139,377
Goodwill, net of amortization of $1,455	29,405	—	—	—	29,405
Investments in subsidiaries	13,255	—	143,695	(156,950)	—
Notes receivable from affiliates	23,851	—	16,500	(40,351)	—
Inventories	9,504	—	—	—	9,504
Investments in joint ventures	5,810	—	—	—	5,810
Other assets	2,820	—	2,614	—	5,434
	$263,780	$39,156	$208,928	$(229,928)	$281,936

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$22,774	$4,637	$7	$—	$27,418
Payables to affiliates	14,564	17,701	—	(32,265)	—
Accrued expenses	13,722	1,835	5,578	—	21,135
Current portion of obligations under capital leases	—	362	—	(362)	—
Billings in excess of contract revenues..	6,971	424	—	—	7,395
Current maturities of long-term debt.	—	—	12,000	—	12,000
Total current liabilities	58,031	24,959	17,585	(32,627)	67,948
Long-term debt.	3,000	—	167,759	—	170,759
Notes payable to affiliates..	16,500	—	23,851	(40,351)	—
Deferred income taxes..	33,070	179	12,166	—	45,415
Other..	4,948	505	2,186	—	7,639
Total liabilities	115,549	25,643	223,547	(72,978)	291,761
Minority interests.	—	—	—	4,794	4,794
Stockholders’ equity (deficit)	148,231	13,513	(14,619)	(161,744)	(14,619)
	$263,780	$39,156	$208,928	$(229,928)	$281,936

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Condensed Consolidating Balance Sheet at December 31, 2001

ASSETS	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Current assets:
Cash and equivalents.	$2,515	$75	$—	$—	$2,590
Accounts receivable, net.	27,629	2,778	—	—	30,407
Receivables from affiliates	5,051	6,613	6,000	(17,664)	—
Current portion of net investment in direct financing leases.	—	1,946	1,661	(3,607)	—
Contract revenues in excess of billings..	21,120	2,095	—	—	23,215
Inventories.	9,691	4,600	—	—	14,291
Prepaid expenses and other current assets..	16,878	778	830	—	18,486
Total current assets	82,884	18,885	8,491	(21,271)	88,989
Property and equipment, net..	85,942	15,118	40,253	—	141,313
Goodwill, net of amortization of $1,455	29,405	—	—	—	29,405
Investments in subsidiaries	18,932	—	121,345	(140,277)	—
Notes receivable from affiliate.	12,796	—	21,000	(33,796)	—
Inventories..	9,229	—	—	—	9,229
Investments in joint ventures.	6,331	—	—	—	6,331
Other assets..	3,651	—	3,305	—	6,956
	$249,170	$34,003	$194,394	$(195,344)	$282,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable..	$26,294	$4,619	$—	$—	$30,913
Payables to affiliates.	14,966	2,698	—	(17,664)	—
Accrued expenses	13,887	3,951	10,659	—	28,497
Current portion of obligations under capital leases	—	3,607	—	(3,607)	—
Billings in excess of contract revenues..	4,873	—	—	—	4,873
Current maturities of long-term debt.	—	—	11,000	—	11,000
Total current liabilities	60,020	14,875	21,659	(21,271)	75,283
Long-term debt.	3,000	—	170,728	—	173,728

Note payable to affiliate..	21,000	—	12,796	(33,796)	—
Deferred income taxes..	32,549	172	12,872	—	45,593
Other..	5,090	494	2,333	—	7,917
Total liabilities	121,659	15,541	220,388	(55,067)	302,521
Minority interests.	—	—	—	5,696	5,696
Stockholders’ equity (deficit)	127,511	18,462	(25,994)	(145,973)	(25,994)
	$249,170	$34,003	$194,394	$(195,344)	$282,223

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Condensed Consolidating Statement of Income for the three months ended September 30, 2002

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$89,406	$18,394	$—	$(7,745)	$100,055
Costs of contract revenues	(71,634)	(15,983)	(467)	7,745	(80,339)
Gross profit (loss)	17,772	2,411	(467)	—	19,716
General and administrative expenses	(6,829)	(1,524)	(34)	—	(8,387)
Operating income (loss)	10,943	887	(501)	—	11,329
Interest expense, net	(1,573)	(101)	(3,741)	—	(5,415)
Equity in earnings of subsidiaries	461	—	6,041	(6,502)	—
Equity in earnings of joint ventures	127	—	—	—	127
Income before income taxes and minority interests	9,958	786	1,799	(6,502)	6,041
Income tax (expense) benefit	(3,634)	(189)	1,141	—	(2,682)
Minority interests	—	—	—	(419)	(419)
Net income	$6,324	$597	$2,940	$(6,921)	$2,940

Condensed Consolidating Statement of Income for the three months ended September 30, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$64,083	$19,529	$—	$(932)	$82,680
Costs of contract revenues	(53,239)	(15,286)	(515)	932	(68,108)
Gross profit (loss)	10,844	4,243	(515)	—	14,572
General and administrative expenses	(5,049)	(1,701)	(27)	—	(6,777)
Operating income (loss)	5,795	2,542	(542)	—	7,795
Interest expense, net	(995)	(107)	(4,687)	—	(5,789)
Equity in earnings of subsidiaries	1,701	—	4,357	(6,058)	—
Equity in earnings of joint ventures	482	—	—	—	482
Income (loss) before income taxes and minority interests	6,983	2,435	(872)	(6,058)	2,488
Income tax (expense) benefit	(2,679)	(187)	1,796	—	(1,070)
Minority interests	—	—	—	(494)	(494)
Net income	$4,304	$2,248	$924	$(6,552)	$924

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Condensed Consolidating Statement of Income for the nine months ended September 30, 2002

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$232,817	$50,510	$—	$(19,884)	$263,443
Costs of contract revenues	(183,253)	(49,945)	(1,401)	19,884	(214,715)
Gross profit (loss)	49,564	565	(1,401)	—	48,728
General and administrative expenses	(17,010)	(4,577)	(126)	—	(21,713)
Operating income (loss)	32,554	(4,012)	(1,527)	—	27,015
Interest expense, net	(2,854)	(419)	(12,736)	—	(16,009)
Equity in (loss) earnings of subsidiaries	(3,682)	—	20,355	(16,673)	—
Equity in earnings of joint ventures	209	—	—	—	209
Income (loss) before income taxes and minority interests	26,227	(4,431)	6,092	(16,673)	11,215
Income tax (expense) benefit	(5,507)	(518)	4,328	—	(1,697)
Minority interests	—	—	—	902	902
Net income (loss)	$20,720	$(4,949)	$10,420	$(15,771)	$10,420

Condensed Consolidating Statement of Income for the nine months ended September 30, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$192,724	$50,396	$—	$(9,579)	$233,541
Costs of contract revenues	(159,066)	(39,463)	(1,566)	9,579	(190,516)
Gross profit (loss)	33,658	10,933	(1,566)	—	43,025
General and administrative expenses	(15,030)	(3,675)	(97)	—	(18,802)
Operating income (loss)	18,628	7,258	(1,663)	—	24,223
Interest expense, net	(1,466)	(490)	(13,548)	—	(15,504)
Equity in earnings of subsidiaries	4,708	—	13,369	(18,077)	—
Equity in earnings of joint venture	599	—	—	—	599
Income (loss) before income taxes and minority interests	22,469	6,768	(1,842)	(18,077)	9,318
Income tax (expense) benefit.	(8,984)	(564)	5,459	—	(4,089)
Minority interests	—	—	—	(1,612)	(1,612)
Net income	$13,485	$6,204	$3,617	$(19,689)	$3,617

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2002

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income (loss)	$20,720	$(4,949)	$10,420	$(15,771)	$10,420
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	8,180	1,588	1,987	—	11,755
Loss (earnings) of subsidiaries and joint ventures	3,682	—	(20,564)	16,673	(209)
Minority interests	—	—	—	(902)	(902)
Deferred income taxes	193	7	(706)	—	(506)
Gain on dispositions of property and equipment	(428)	—	—	—	(428)
Other, net	1,895	(26)	(544)	—	1,325
Changes in assets and liabilities:
Accounts receivable	(12,305)	(3,074)	—	—	(15,379)
Contract revenues in excess of billings	11,343	(1,414)	—	—	9,929
Inventories	1,723	37	—	—	1,760
Prepaid expenses and other current assets	(176)	2,138	(202)	—	1,760
Accounts payable and accrued expenses	(3,422)	(2,098)	(4,667)	—	(10,187)
Billings in excess of contract revenues	2,098	424	—	—	2,522
Net cash flows from operating activities	33,503	(7,367)	(14,276)	—	11,860

Investing Activities
Purchases of property and equipment	(14,177)	(685)	—	—	(14,862)
Dispositions of property and equipment	5,413	—	—	—	5,413
Net cash flows from investing activities	(8,764)	(685)	—	—	(9,449)

Financing Activities
Repayments of long-term debt	—	—	(8,000)	—	(8,000)
Borrowings of revolving loans, net of repayments	—	—	6,000	—	6,000
Principal receipts (payments) on capital leases	—	(1,661)	1,661	—	—
Net change in accounts with affiliates	(26,177)	11,580	14,597	—	—
Repayment on note receivable from stockholder	—	—	18	—	18
Net cash flows from financing activities	(26,177)	9,919	14,276	—	(1,982)
Net change in cash and equivalents	(1,438)	1,867	—	—	429
Cash and equivalents at beginning of period	2,515	75	—	—	2,590
Cash and equivalents at end of period	$1,077	$1,942	$—	$—	$3,019

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2001

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net income	$13,485	$6,204	$3,617	$(19,689)	$3,617
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,417	1,410	2,108	—	10,935
Earnings of subsidiaries and joint venture	(5,191)	—	(13,485)	18,077	(599)
Minority interests	—	—	—	1,612	1,612
Deferred income taxes	1,565	(144)	(697)	—	724
Gain on dispositions of property and equipment	(292)	—	—	—	(292)
Other, net.	248	67	124	—	439
Changes in assets and liabilities:
Accounts receivable.	5,597	(6,188)	—	—	(591)
Contract revenues in excess of billings.	2,768	1,288	—	—	4,056
Inventories..	(1,355)	(857)	—	—	(2,212)
Prepaid expenses and other current assets..	(466)	1,032	(74)	—	492
Accounts payable and accrued expenses..	(12,697)	1,423	(5,582)	—	(16,856)
Billings in excess of contract revenues	(3,036)	1,923	—	—	(1,113)
Net cash flows from operating activities	8,043	6,158	(13,989)	—	212

Investing Activities
Purchases of property and equipment	(4,817)	(1,323)	—	—	(6,140)
Dispositions of property and equipment	502	—	104	—	606
Purchase of NASDI stock, net of cash	—	—	(30,800)	—	(30,800)
Principal payments (receipts) on direct financing leases	—	1,257	(1,257)	—	—
Payments (receipts) on note with affiliate	—	841	(841)	—	—
Net cash flows from investing activities.	(4,315)	775	(32,794)	—	(36,334)

Financing Activities
Repayments of long-term debt	(262)	—	(6,500)	—	(6,762)
Borrowings of revolving loans, net of repayments	—	—	5,000	—	5,000
Proceeds from issuance of 11 1/4% subordinated notes	—	—	39,700	—	39,700
Principal receipts (payments) on capital leases.	—	(2,613)	2,613	—	—
Net change in accounts with affiliates	(2,790)	(5,665)	8,455	—	—
Financing fees	—	—	(2,500)	—	(2,500)
Repayment on note receivable from stockholder	—	—	15	—	15
Dividends	1,600	(2,000)	—	400	—
Contributions from partners	(1,200)	1,600	—	(400)	—
Net cash flows from financing activities	(2,652)	(8,678)	46,783	—	35,453
Net change in cash and equivalents	1,076	(1,745)	—	—	(669)
Cash and equivalents at beginning of period	(654)	1,791	—	—	1,137
Cash and equivalents at end of period	$422	$46	$—	$—	$468

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

General

The Company is the largest provider of dredging services in the United States.  Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.  The U.S. dredging market consists of three primary types of work:  Capital, Maintenance and Beach Nourishment, in which the Company experienced an average combined U.S. market share of the projects on which it bids (“bid market”) of 40% over the last three years.  In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which averaged 14% of its contract revenues over the last three years.

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

The Company’s equity in earnings of joint ventures relates to the Company’s 50% ownership interest in Amboy Aggregates (“Amboy”) and 20% ownership interest in Riovia S.A. (“Riovia”), which are accounted for using the equity method.  The Company conducts certain hopper dredging activities, primarily maintenance and beach nourishment projects, through the operations of NATCO Limited Partnership (“NATCO”) and North American Trailing Company (“North American”).  Minority interests reflects Ballast Nedam Group N.V.’s respective 25% and 20% interest in NATCO and North American, as well as NASDI management stockholders’ 20% interest in NASDI.

Results of Operations

The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(80.3)	(82.4)	(81.5)	(81.6)
Gross profit	19.7	17.6	18.5	18.4
General and administrative expenses	(8.4)	(8.2)	(8.2)	(8.0)
Operating income	11.3	9.4	10.3	10.4
Interest expense, net	(5.4)	(7.0)	(6.0)	(6.6)
Equity in earnings of joint ventures	0.1	0.6	—	0.2
Income before income taxes and minority interests	6.0	3.0	4.3	4.0
Income tax expense	(2.7)	(1.3)	(0.6)	(1.8)
Minority interests	(0.4)	(0.6)	0.3	(0.7)
Net income	2.9%	1.1%	4.0%	1.5%

EBITDA	15.2%	14.2%	14.7%	15.1%

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

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three and nine months ended and backlog as of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues (in thousands)	2002	2001	2002	2001
Dredging:
Capital — U.S.	$35,923	$33,379	$80,969	$89,606
Capital — foreign	14,745	5,106	42,680	23,953
Beach	13,335	16,689	64,112	62,879
Maintenance	18,220	19,173	36,812	40,099
Demolition	17,832	8,333	38,870	17,004
	$100,055	$82,680	$263,443	$233,541

			September 30,
Backlog (in thousands)			2002	2001
Dredging:
Capital — U.S.			$239,626	$61,436
Capital — foreign			64,264	42,413
Beach			39,825	29,822
Maintenance			13,721	25,811
Demolition			18,321	30,771
			$375,757	$190,253

Third quarter 2002 revenues were $100.0 million, an increase of $17.3 million or 21.0%, over third quarter 2001 revenues of $82.7 million.  Revenues for the first nine months of 2002 were $263.4 million, an increase of $29.9 million or 12.8% over revenues for the first nine months of 2001 of $233.5 million.  The increase in third quarter and year to date revenues reflects increased foreign dredging revenue and demolition services revenue.  Gross profit margin for the third quarter of 2002 was 19.7%, which improved from the gross profit margin of 17.6% in the third quarter of 2001.   Gross profit margins for the nine months ended September 30, 2002 and 2001 remained consistent at 18.5% and 18.4%, respectively.  The improvement in the 2002 third quarter was primarily attributable to higher margins on the demolition services revenue.  In the third quarter, the Company also achieved strong margins on its domestic capital work, which offset lower margins achieved on certain beach projects that encountered weather and other operational difficulties, as well as lower margins typically earned on the foreign dredging revenues.

Capital projects include large port deepenings and other infrastructure projects.   Domestic capital dredging revenue increased in the third quarter of 2002 by $2.5 million but declined for the nine-month period by $8.6 million, as compared to the same periods of 2001.  The Company performed on numerous beach nourishment projects during the first half of the year, but in the third quarter began shifting more of its resources to domestic capital work, for which it has built up significant backlog at the end of September.  The domestic capital market remained strong through the third quarter of 2002 as Deep Port projects, authorized by the 1986 Water Resource Development Act (“WRDA”) and subsequent bills, continued to be scheduled and let for bid by the Army Corps of Engineers (“Corps”).  In 1997, the Corps announced new Deep Port work and in subsequent years has expanded existing projects with a combined revenue value in excess of

$2.0 billion, to be completed through 2005.   Since this time, numerous projects with a combined revenue value of $1.2 billion have been let for bid and awarded through the third quarter of 2002.  The Company has been the low bidder on projects with a total value of approximately $610 million, representing 50% of the total let for bid and awarded.

During the third quarter of 2002, the Company performed on the Area 5 Kill Van Kull, New York Deep Port project (“KVK5”), which contributed revenue for the quarter of approximately $12.0 million.  During the quarter, work also continued on three other deepening projects:  Jacksonville Harbor, Florida; St. Lucie Inlet, Florida; and Wilmington Harbor, North Carolina. These projects all commenced in the second quarter of 2002 and added revenues of $21.8 million, collectively, to the third quarter.  Additionally, work continued on two foreign capital projects in Bahrain and Ghana, which contributed $11.7 million in total revenue to the quarter.

Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion.  Third quarter revenues from beach nourishment projects decreased $3.4 million from the third quarter of 2001, due to the shifting of more resources to capital work during the period.  Year to date 2002 beach revenues of $64.1 million were comparable to 2001 year to date revenues of $62.9 million. During the third quarter, the Company started a new beach nourishment project in Townsends/Hereford Inlet, New Jersey and performed on projects in Sea Bright, New Jersey and St. Johns County, Florida, which added combined revenue of $13.3 million to the quarter.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.   Maintenance revenues in the third quarter and first nine months of 2002 declined slightly from levels for the same periods of 2001, but were consistent with typical maintenance dredging volume, which varies depending on levels of Midwest precipitation as well as the Company’s available equipment capacity.  Third quarter 2002 revenues from maintenance projects included $3.6 million from three private jobs, $5.6 million from three Corps river maintenance projects, as well as $7.2 million from three other Corps projects.

NASDI’s demolition revenue for the third quarter and first nine months of 2002 totaled $17.8 million and $38.9 million, respectively, and compares to $8.3 million for the third quarter of 2001 and $17.0 million earned by NASDI from mid-April 2001, the date of acquisition by the Company, through the third quarter of 2001.  NASDI’s third quarter 2002 revenues included $6.8 million from the Saltonstall interior office building demolition in Boston and $4.1 million from a the asbestos removal and demolition project at Delta Terminal A in the Boston Airport, with the remaining revenue being generated by numerous other projects.  Demolition activity increased significantly during the third quarter and included positive performance on a number of the major projects in NASDI’s backlog.

Third quarter and year to date 2002 revenues of the Company’s NATCO hopper dredging subsidiary decreased $6.4 million and $13.5 million, respectively, over the same periods of 2001, primarily due to adverse weather and operating conditions encountered on certain beach nourishment projects on which NATCO was employed, necessitating downtime of the dredges.   NATCO’s gross profit margins were negatively impacted by these projects during the first half of 2002, but improved in the third quarter due to positive performance on a number of maintenance jobs performed in the quarter.

General and administrative expenses in the third quarter of 2002 and the first nine months of 2002 totaled $8.4 million and $21.7 million, respectively, which represents an increase of $1.6 million and $2.9 million over the same periods of 2001.   The third quarter increase resulted primarily

from $1.3 million in discretionary bonuses paid to certain members of management for their efforts relating to the outstanding Chicago flood insurance litigation, which was conclusively settled in the second quarter.   The 2002 year to date expense also includes approximately $1.1 million in additional NASDI-related costs for the period, compared to the same 2001 period which included NASDI only after the date of acquisition in April 2001.

Net interest expense decreased $0.4 million in the third quarter of 2002 compared to the third quarter of 2001 due to a reduction in the Company’s bank borrowings and declining interest rates on this variable rate debt; however, it was approximately $0.5 million higher for the first nine months of 2002, as a result of additional interest expense on the $40.0 million of subordinated debt issued in April of 2001 to fund the NASDI acquisition.  Minority interest expense for the third quarter of 2002 is primarily due to NASDI’s strong performance in the quarter, which resulted in an allocation of earnings to NASDI’s minority interests.   Minority interests for the first nine months of 2002 reflects a gain to the Company, primarily due to the allocation of NATCO’s year to date loss to its minority partner.

For the third quarter and first nine months of 2002, the Company recorded income tax expense of $2.7 million and $1.7 million, respectively, compared to income tax expense of $1.1 million and $4.1 million for the same periods of 2001.  Income taxes in 2002 were impacted by a tax deduction in the second quarter for the write-off of the tax basis of an insurance claim receivable of $11.0 million related to litigation settlement payments made in 1997.  For book purposes, the insurance reimbursement had been assigned to the Company’s former owner as part of the Company’s recapitalization in 1998 and, therefore, had no book basis.  Additionally, the income tax provision for the three and nine months ended September 30, 2002 includes interest expense of $0.8 million on estimated additional federal income tax for the years 1995 to 2000 arising from a reduction in actual tax payments made to foreign tax authorities versus amounts previously reported in the Company's U.S. federal tax returns for those years.  This reallocation of tax liabilities from foreign to domestic is expected to ultimately result in a net tax benefit to the Company of an amount approximating the interest incurred.  As a result of these items, the Company’s effective tax rate for the nine months ended September 30, 2002 was 13.0%, compared to 48.9% for same period of 2001.

Net income was $2.9 million for the third quarter of 2002, compared to $0.9 million for the third quarter of 2001.  For the first nine months of 2002, net income totaled $10.4 million, which compares to $3.6 million for the same period of 2001.  The improvement in 2002 third quarter and year to date net income was primarily a result of higher revenues, as well as the income tax benefit discussed above.

EBITDA (as defined on page 18) was $15.2 million and $38.8 million for the quarter and nine months ended September 30, 2002 compared to $11.8 million and $35.2 million for the same periods of 2001.  The third quarter 2002 EBITDA was positively impacted by the increased revenues, coupled with higher margins achieved on the demolition services revenues.  The strong third quarter performance also influenced the year to date EBITDA, overcoming the impact of lower margins experienced on the Company’s foreign work and the negative affect of adverse weather and operating conditions experienced on certain of the Company’s domestic east coast dredging projects.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit with the Company’s senior lenders.  The Company’s primary uses of cash are funding working capital, capital expenditures and debt service.

The Company’s net cash generated by operating activities for the nine months ended September 30, 2002 and 2001 totaled $11.9 million and $0.2 million, respectively.  The increased cash generated by operations in 2002 is primarily a result of higher net income during the period.

The Company’s net cash flows used in investing activities were $9.4 million compared to $36.3 million for the first nine months of 2002 and 2001, respectively.  In the 2001 period, the Company used cash of $30.8 million to fund the acquisition of NASDI.  The remaining use of cash relates to equipment acquisitions, which increased by $8.7 million in the 2002 period.  The 2002 capital expenditures included $3.8 million related to construction of a dump barge, which was subsequently sold and leased back at cost under an operating lease in the third quarter, leading to an increase in proceeds for the 2002 period as well.

The Company’s net cash flows used in financing activities for the nine months ended September 30, 2002 totaled $2.0 million compared to net cash flows generated of $35.5 million in the same period of 2001.   The Company paid down additional bank borrowings in 2002, while the 2001 period reflects approximately $37.0 million net proceeds from the subordinated notes issued to fund the NASDI acquisition in April 2001.   In October 2002, the Company amended its Credit Agreement to extend the term of its revolving credit facility to February 2006.

The Company agreed in principle to purchase Ballast Needam’s minority interests in NATCO Limited Partnership and North American Trailing Company for $4.5 million, which will be funded by revolver borrowings.   The purchase is pending finalization of definitive agreements and is expected to be completed in the fourth quarter of 2002.

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

As of September 30, 2002, the Company had dredging backlog of $357.4 million, which compares to dredging backlog of $266.6 million at June 30, 2002 and $159.5 million at September 30, 2001.  This is the highest dredging backlog in the Company’s history and it is substantially comprised of Deep Port work, which is generally higher margin work.  Additionally, much of the Deep Port work spans up to two years, providing a solid revenue base upon which to build in 2003 and 2004.   While the Corps has been bidding Deep Port projects which have already been authorized by previous WRDA legislation, the current biannual update, or WRDA 2002 bill, which would provide authorization for the start or continuation of various projects in the Corps’ Deep Port program in future years, remains stalled in both the House and the Senate, which could slow down bidding of new Deep Port work.  Debate over this bill is not uncommon, but this year’s bill is getting little support as there is no particular high profile project and issues over the need for review of the economic justification of certain projects and overall reform at the Corps have increased the likelihood that no bill will be passed this year.  Since much of the ongoing Deep Port work expected to come out for bid during the remainder of this year and next year has been authorized under previous WRDA legislation, we would not expect a delay in the passage of the next WRDA bill to significantly impact the Deep Port market in the near term.

During the third quarter, domestic projects valued at $336.6 million were let for bid, bringing the year to date bid market to approximately $720 million, which is more than the annual bid markets for each of the last three years, which have averaged approximately $600 million annually.  The Company was a successful bidder on $175.6 million, or 52%, of the domestic work let for bid in the third quarter and has also won approximately $370 million, or 51%, of the year to date market.

Backlog at September 30, 2002 continues to be concentrated in the capital market, both domestic and foreign.  Domestic capital dredging projects make up $239.6 million or 63.8% of the total September 30, 2002 backlog.   In the third quarter of 2002, the New York/New Jersey Port Authority expanded the scope of the KVK5 project by awarding to the joint venture in which the Company is a 50% partner an additional $98 million project to take the channel down to 50 feet instead of the original 45 foot requirement.  Therefore, backlog at September 30, 2002 includes the Company’s $49 million share for this project, as well as additional third quarter awards for Deep Port projects in Los Angeles, California; Houston, Texas, and Manatee Harbor, Florida.  The Manatee Harbor project was bid on a request-for-proposal basis, which has proven to be advantageous for the Company due to its technical capabilities.  Additionally, capital backlog includes work remaining on Deep Port projects in Wilmington, North Carolina and  Jacksonville, Florida, which were both won in the first half of 2002, also on a request-for-proposal basis.  Foreign capital project backlog, which comprises $64.3 million or 17.1% of the September 30, 2002 backlog, relates primarily to the long-term projects in Ghana and Bahrain.

Beach backlog at September 30, 2002 was $39.8 million, which has improved from the beach backlog level at September 30, 2001 of $29.8 million.   The beach bid market continued at a good pace in the third quarter of 2002, with approximately $46.0 million of beach projects let for bid, bringing the year to date market to $93.0 million, and schedules provided by the Corps and local jurisdictions indicate additional bids in the fourth quarter, which should provide for a 2002 annual beach nourishment bid market in excess of $100 million.   However, beach project funding beyond 2002 is more uncertain as the economy has weakened, the federal/state cost sharing formula continues to be debated, and the Corps’ 2003 fiscal year appropriation bill has become stalled before Congress, as have the bills of other federal agencies.  Therefore, absent the passage of its budget for the fiscal year 2003, which began October 1, 2002, the Corps is currently operating under a “continuing resolution” which permits spending at the same level as the prior fiscal year.  It is not entirely clear how beach project funding will be impacted under a continuing resolution situation, but it is possible that without specific project appropriations, pending beach projects could be delayed in the near term.

Maintenance backlog at September 30, 2002 of $13.7 million declined from the same period of 2001. Although the second and third quarter maintenance markets have improved as Midwest precipitation levels have returned to average levels, the Company has been selective in bidding upcoming projects since much of its equipment is utilized throughout the remainder of the year.

The demolition backlog level at September 30, 2002 was $18.3 million, which has declined from $28.4 million at June 30, 2002 and $30.8 million at September 30, 2001.  Management believes NASDI’s current backlog level should be sufficient to provide a good source of revenue and earnings for the remainder of the year and NASDI continues to target a number of large power plant projects, one of which is likely to be bid in 2003.

Effects of Recently Issued Accounting Standards

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” as of January 1, 2002.   This statement requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

The Company has also adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002.  This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be assessed annually for impairment with the initial assessment to be completed within the first six months following adoption of the standard.  The required initial impairment evaluation was performed in the first quarter of 2002 resulting in no impairment in the value of the Company’s goodwill.  The Company’s goodwill relates solely to its acquisition of NASDI, which took place in the second quarter of 2001.  The Company’s earnings for the nine-month period ended September 30, 2001 include goodwill amortization of $927.

In June 2001, the Financial Accounting Standards Board (“FASB”) also issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets.   SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company is currently assessing the impact of adopting this statement, but does not anticipate that adoption will have a material effect on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which supersedes previous guidance and provides additional clarification as to when and how to measure a loss upon impairment or disposal of long-lived assets.  This standard, which became effective for the Company on January 1, 2002, had no impact on its financial position or results of operations upon adoption.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Under the provisions of SFAS No. 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged.  Upon adoption, all gains and losses from the extinguishment of debt previously reported as an extraordinary item shall be reclassified to pretax earnings.  It is anticipated that the adoption of SFAS No. 145 will have no impact on the financial position or results of operations for the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after

December 31, 2002, and as such, the provisions of SFAS No. 146 will be applied prospectively if it impacts the Company through relevant restructuring activities or other disposal or exit activities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of September 30, 2002 has not significantly changed since December 31, 2001.  The market risk profile of the Company on December 31, 2001 is disclosed in the Company’s 2001 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on that evaluation, such officers have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

(b)  Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II — Other Information

Item 1.  Legal Proceedings

As previously reported, on July 31, 2002, Hidrovia S.A. (“Hidrovia”), an Argentine corporation, filed a complaint against the Company alleging that the Company tortuously interfered with Hidrovia’s contractual rights relating to the dredging and maintenance of certain navigable waterways in Argentina.  The complaint seeks injunctive relief and damages of an unspecified amount.  The Company has a motion to dismiss pending before the court.  The Company continues to believe it has meritorious defenses and is vigorously defending the case.

Item 6.  Exhibits and Reports on Form 8-K

(a)                               Exhibits

10.01       Amendment No. 4 and Consent to the Credit Agreement, dated July 22, 2002.

99.1                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of

the Sarbanes-Oxley Act of 2002.

99.2                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of

the Sarbanes-Oxley Act of 2002.

(b)                               Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation

Date: November 12, 2002	By:	/s/Deborah A. Wensel
Deborah A. Wensel
Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)

CERTIFICATIONS PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Douglas B. Mackie, Chief Executive Officer, certify that:

1.                                       I have reviewed this quarterly report on Form 10–Q of Great Lakes Dredge & Dock Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/Douglas B. Mackie
Douglas B. Mackie
Chief Executive Officer

CERTIFICATION

I, Deborah A. Wensel, Chief Financial Officer, certify that:

1.                                       I have reviewed this quarterly report on Form 10–Q of Great Lakes Dredge & Dock Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/Deborah A. Wensel
Deborah A. Wensel
Chief Financial Officer

EXHIBIT INDEX

Number	Document Description
10.01	Amendment No. 4 and Consent to the Credit Agreement, dated July 22, 2002.*

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.