Form 10-K
period 2002-12-31
GREAT LAKES DREDGE & DOCK CORP
filed 2003-03-25
CIK 885538

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number:

333-64687

Great Lakes Dredge & Dock Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 2122 York Road, Oak Brook, Illinois (Address of principal executive offices)	13-3634726 (I.R.S. Employer Identification No.) 60523 (Zip Code)

(630) 574-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act: NONE

Securities registered pursuant to Section 12(g) of the act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

    The registrant’s stock is not publicly traded, and therefore, there is no ascertainable market value of voting stock held by non-affiliates.

    As of March 21, 2003, there were outstanding 1,616,982 shares of Class A Common Stock, 3,363,900 shares of Class B Common Stock and 44,857 shares of Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

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

Part I

Item 1. — Business

Organization and recapitalization

Great Lakes Dredge & Dock Corporation (the “Company” or “Great Lakes”) is the largest provider of dredging services in the United States. In 1998, the Company effected a recapitalization, whereby the common stock held by the former owner, Blackstone Limited Partnerships was redeemed using a portion of the proceeds from $115.0 million of senior subordinated debt, the Company’s bank credit facility, and preferred stock and common stock sold to Vectura Holding Company, LLC (“Vectura”) and certain members of management. As a result of the recapitalization and subsequent stock activity, certain members of Company management currently own approximately 15% of the outstanding common stock and Vectura owns approximately 84%.

On April 24, 2001, the Company purchased 80% of the capital stock of North American Site Developers, Inc. (“NASDI”), a demolition services provider located in the Boston, Massachusetts area. The purchase consideration for the acquisition included $35.0 million in cash payable to the stockholders of NASDI and two senior subordinated notes totaling $3.0 million from NASDI payable to the NASDI management stockholders. The Company issued $40.0 million of its senior subordinated notes to fund the cash portion of the acquisition price and the related fees and expenses. The NASDI management stockholders retained a 20% non-voting interest in NASDI.

With the acquisition of NASDI, the Company now operates in two reportable segments: dredging and demolition. Financial information about the Company’s segments for 2002 and 2001 is provided in Note 14, “Segment Information and Concentrations of Risk” in the Notes to the Consolidated Financial Statements.

Dredging Operations

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: Capital, Maintenance and Beach Nourishment. The Company’s bid market is defined as the population of projects on which it bid or could have bid if not for capacity constraints (“bid market”). The Company achieved a combined U.S. market share of the projects within its bid market of 49% and 39% in 2002 and 2001, respectively. In addition, the Company is the only U.S. dredging contractor with significant international operations, which averaged 16% of its dredging contract revenues over the last three years. The Company’s fleet of 28 dredges, 31 material transportation barges, two drillboats, and numerous other specialized support vessels is the largest and most diverse fleet in the U.S. The Company believes its fleet would cost in excess of $900 million to build in the current market.

Over its 112-year life, the Company has grown to be the leader in each of its primary dredging activities in the U.S., including:

•	Capital — U.S. and Foreign (approximately 56% of 2002 dredging revenues). Capital dredging projects are primarily port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the providing of land fill for building additional port facilities, thereby enhancing port profitability and competitiveness.

The U.S. capital market includes “Deep Port” projects authorized under the 1986 Water Resource Development Act (“WRDA”) as amended and supplemented, most recently in December 2000. The WRDA legislation provides authorization for the deepening of certain major domestic ports. In 1997, the U.S. Army Corps of Engineers (the “Corps”) announced Deep Port work, authorized by WRDA, to be completed through 2005, with a value in excess of $2.0 billion, and supplemental authorizations have increased this amount to over $3.0 billion. Since the 1997 announcement, projects valued at over $1.3 billion have been let for bid through the end of 2002. Deep Port work has comprised a substantial portion of recent bid markets, averaging 45% of the bid market over the last three years. The Company’s bid market share of Deep Port projects was 65% and 23% in 2002 and 2001, respectively.

Capital projects also include land reclamations, trench digging, and other construction related dredging. The Company’s bid market share of total U.S. capital projects (including Deep Port projects) was 64% and 24% in 2002 and 2001, respectively. Foreign capital projects typically relate to channel deepening and port infrastructure development. While the Company has only a minor share of the international dredging market, revenues from foreign capital projects represented 17% and 10% of the Company’s dredging revenues in 2002 and 2001, respectively.

•	Maintenance (approximately 16% of 2002 dredging revenues). Maintenance dredging consists of the redredging of waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, active channels generally require maintenance dredging every one to three years, thus creating a continuous source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. The Company’s bid market share of U.S. maintenance projects was 23% and 34% in 2002 and 2001, respectively.

•	Beach Nourishment (approximately 28% of 2002 dredging revenues). Beach nourishment dredging generally involves moving sand from the ocean floor to shoreline locations when erosion has progressed to a stage that threatens substantial shoreline assets. The Company’s 2002 and 2001 bid market share of U.S. beach nourishment projects was 38% and 71%, respectively.

The Company believes that it benefits from a number of favorable trends in the U.S. dredging market:

•	Deep Port capital projects. Historically, the average controlling depth of the ten largest U.S. ports, as measured by annual container volume, has been approximately 10 feet less than the average controlling depth of the ten largest non-U.S. ports worldwide. Without significant deepening efforts, most major U.S. ports risk being unable to accommodate larger cargo vessels, which renders them less competitive with deeper ports. The Corps has the primary responsibility for maintaining and improving the nation’s waterways, ports and shorelines. Funding for announced projects has increased significantly in recent years due to increased federal funding, authorized through the WRDA legislation, and increased cost sharing of capital projects by local governments.

•	Increasing need for beach nourishment. Beach erosion is a continuous problem and there is a growing awareness among state and local governments as to the importance of beachfront assets to the multi-billion dollar tourism industry. To date, a significant amount of funding has been allocated by local governments to restore and preserve eroding beachfront. The 2002 beach bid market remained strong with bid revenues of approximately $100 million and recent bid schedules provided by project owners indicate that a number of significant projects should be forthcoming in 2003. Beach projects are generally funded by both federal and state and local monies. However, the impact of the recent economic downturn on state and local funding is uncertain at this point.

•	Additional significant long-term opportunities. There are significant capital dredging opportunities related to projects to contain the erosion of wetlands and coastal marshes (particularly in Louisiana), provide land reclamation for the San Francisco airport expansion, and clean-up contaminated inland waterways such as the Hudson River in New York and the Fox River in Wisconsin. These long-term projects have the potential to add substantial revenue to the dredging market, possibly as soon as 2004 and for approximately eight to ten years thereafter.

Competitive Strengths

The Company possesses a number of competitive strengths that have allowed it to develop and maintain its leading position within the dredging industry.

•	Flexible portfolio of dredging assets. The Company operates the largest and most diverse dredging fleet in the U.S. The size, versatility and technical capabilities of the fleet improves the Company’s competitiveness as it generally permits the Company to select the most efficient equipment for a particular job. To maintain the value and effectiveness of its fleet, the Company emphasizes proactive maintenance that results in less downtime, increased profitability, enhanced vessel life and relatively low capital expenditure requirements.

•	Favorable competitive dynamic. The Company benefits from significant advantages relative to both existing and potential competitors, including (i) the requirements of the Dredging Act of 1906 and the Jones Act of 1920, which effectively prohibit foreign dredges and, to a certain extent, foreign-owned dredging companies from competing in the U.S. (see “Business – Government Regulations”); (ii) the relatively long lead time and high capital cost associated with the construction of a new dredge, which the Company estimates to be two years and between $20 to $60 million, depending on the type of dredge; and (iii) the Company’s reputation for quality and customer service built up over its 112-year operating history, during which time it has never failed to complete a project.

•	Specialized capability in capital projects. The Company has also been a leader in capital dredging, which generally requires specialized engineering expertise, specific combinations of equipment and experience in performing complex projects. The Company believes its extensive experience on complex projects significantly enhances its ability to profitably bid and complete these contracts.

•	Proven experienced management team. Our senior managers have an average of 20 years of experience in the dredging industry. The Company believes that this experience provides it with a significant advantage over its competitors. Certain members of management own approximately 15% of the Company’s issued and outstanding common stock.

Demolition Operations

NASDI, founded in 1976, is a major U.S. provider of commercial and industrial demolition services. NASDI’s core business is exterior and interior demolition. Exterior demolition involves the complete dismantling and demolition of structures and foundations. Interior demolition involves removing specific structures within a building. Other business activities include site development and asbestos and other hazardous material removal. NASDI generally contracts hazardous material removal to insured subcontractors and does not take possession of hazardous materials, which remain the property of the site owner. NASDI is one of a few providers in the Massachusetts area with the required licenses, operating expertise, equipment fleet and access to bonding to execute larger, more complex industrial demolition projects. In recent years, NASDI has successfully performed on three demolition projects involving the dismantling and disposal of aging power generation plants. NASDI continues to actively pursue additional opportunities in this developing market of taking down aging industrial infrastructure, often to allow for the construction of new and more efficient replacements on the same site.

Business Strategy

The Company’s strategy is to continue to profitably grow contract revenues and cash flows and strengthen its competitive position worldwide by providing services at the highest quality and safest means possible, while utilizing the most efficient equipment and technologically advanced methods. The principal elements of this strategy include:

•	Continuing to maintain preeminence in domestic markets. The Company expects to maintain its domestic leadership position by leveraging (i) the size, diversity and technical capabilities of its fleet, (ii) its industry-leading operating experience, (iii) its engineering expertise, and (iv) its efficient and safe project management practices.

•	Enhancing operating capabilities. During the last few years, the Company has acquired or constructed several key pieces of equipment which have enhanced its dredging capabilities by providing additional tools for capital projects and strengthening its ability to perform maintenance and beach nourishment projects. These additions include:

-	hydraulic dredging assets, including the dredge “Texas,” which were acquired in 1998. In 2000, the Company made improvements to increase the dredge Texas’ cutter power, making it the most powerful cutter dredge in the U.S., capable of handling rock work required in many of the port deepening projects.

-	the dredge “New York,” a newly-built backhoe dredge, which the Company took delivery of in July 1999 under a long-term operating lease. The New York was designed to enhance the Company’s ability to compete for and execute Deep Port projects and it has performed successfully on those Deep Projects on which it has been employed.

-	the drillboat “Apache,” which was constructed by the Company in 2000. The Apache is the only drillboat of its type in use in U.S. waters, with increased drilling efficiency and capacity and the capability of working in offshore conditions.

-	the dredge “Liberty Island,” a new 5,000 cubic meter hopper dredge, which was delivered upon completion of construction at the end of 2001 under a long-term operating lease. The Liberty Island will enable the Company to take advantage of the anticipated opportunities attributable to the growth in Deep Port work and related maintenance dredging, increased beach nourishment work, and the aging of the industry’s hopper fleet.

-	additional barge capacity. The Company built and commissioned a new 7,100 cubic yard dump barge in 2002 and in recent years has increased the material capacity of a number of its other barges. This additional capacity enables the Company to accommodate the off-shore disposal requirements present in many of the Deep Port projects.

•	Continued presence in foreign markets. Increases in foreign governments’ port infrastructure investments continue to present new overseas dredging opportunities for Great Lakes. The Company intends to continue to selectively pursue international opportunities that offer it the potential to increase the utilization of its asset base.

•	Growth opportunities in the commercial and industrial demolition market. The Company believes that its experience in bidding for and completing large projects and its significant infrastructure will be particularly valuable in helping NASDI to execute large demolition projects and potentially increase its market share. In particular, the Company’s national presence, purchasing power and administrative capabilities will facilitate NASDI’s ability to take on more volume and larger projects, specifically targeting projects to dismantle and dispose of aging power generation plants.

Customers

Dredging. The dredging industry’s customers include federal, state, and local governments, foreign governments, and both domestic and foreign private concerns such as utilities and oil companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. There are generally few economical substitutes that customers can use for dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2002, approximately 59% of the Company’s dredging revenues were earned from contracts with federal government agencies or companies operating under contracts with federal government agencies.

Foreign governments are the primary dredging customers in international markets, generally for capital projects relating to infrastructure development. Approximately 17% of the Company’s 2002 dredging revenues were earned from contracts with foreign governments or companies operating under contracts with foreign governments.

Demolition. NASDI’s customers include general contractors who subcontract demolition services, corporations that commission projects, non-profit institutions such as universities and hospitals, and local government and municipal agencies. NASDI benefits from key relationships with certain customers in the general contracting and public infrastructure industries. NASDI negotiates the majority of its demolition contracts as fixed price (“lump sum”) contracts with other projects negotiated on a time-and-materials (“T&M”) basis. NASDI frequently receives revenues from change orders on existing contracts. The majority of the demolition services are currently concentrated in New England. In 2002, approximately 51% of NASDI’s annual revenues were earned from contracts with two private customers.

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

Substantially all of the Company’s dredging contracts are competitively bid. However, some government contracts are awarded by a sole source procurement process through negotiation between the contractor and the government, while other projects have been recently bid by the Corps through a “request for proposal” (RFP) process. The RFP process allows the project award to be based on the technical capability of the contractor’s equipment and methodology, as well as price, and has, therefore, been advantageous for the Company since it has the technical engineering expertise and equipment versatility to comply with the project specifications.

Great Lakes has operated for over 112 years and maintains an extensive historical database of dredging production records from its own and its competitors’ activities and past bidding results. Prior production records help the Company predict sediment composition and optimum equipment requirements. Management believes that its extensive database and its accumulated estimating and bidding expertise allow the Company to be more accurate than its competitors in predicting dredging cost prior to bidding for contracts.

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

Great Lakes’ projects are currently bonded by Travelers Property Casualty (“Travelers”). The Company has never experienced difficulty in obtaining bonding for any of its projects. If the Company were to default on a project, the bonding company would complete the defaulted contract and would be entitled to be paid the contract price directly by the customer. Additionally, the bonding company would be entitled to be paid by the Company for any costs incurred in excess of the contract price.

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

Demolition. NASDI’s contracts are primarily with private, non-government customers; thus, it often is not required to secure bonding. When NASDI does have bonding requirements, the bonds are also provided by Travelers.

Competitive Environment

Dredging. The U.S. dredging industry is highly fragmented but has experienced significant consolidation in recent years. Approximately 180 entities in the U.S. presently operate more than 600 dredges, most of which are smaller and service the inland, as opposed to coastal, waterways and therefore, do not generally compete with Great Lakes. Competition in the Company’s market is determined primarily on the basis of price, and competition is often limited by the size of the job, equipment requirements, bonding requirements, certification requirements, or government regulations. The Company’s dredging market is dominated by the Company and four other major competitors, with smaller dredging companies obtaining a 14% share, on average, over the last three years. Since the Deep Port projects are typically of significant value and there is a large volume of projects remaining in the program, some of these smaller dredging companies have made equipment investments, rationalized by the opportunities in the Deep Port market and encouraged by the Corps in an effort to increase competition. While these smaller competitors have won some major Deep Port projects, they have generally not performed well on these projects so it is unclear whether they will pose the same degree of competition in the future.

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

Great Lakes’ domestic dredging fleet is typically positioned on the East and West coasts with a smaller number of vessels on the Gulf of Mexico and on inland rivers. The mobility of the Company’s fleet enables Great Lakes to move equipment in response to changes in demand. Great Lakes’ fleet includes assets currently positioned internationally in the Middle East and Africa.

The Company is continually assessing its need to upgrade and expand its dredging fleet to take advantage of improving technology and to address the changing needs of the dredging market. As mentioned previously, the Company has recently made some significant additions to its dredging capacity which it believes will enhance its ability to compete for and execute future Deep Port projects.

The Company is committed to preventive maintenance, which it believes is reflected in the long lives of most if its equipment and its low level of downtime on jobs. The Company spent $25.9 million on maintenance in 2002, in addition to $14.5 million on capital expenditures (which is net of $3.8 million of proceeds received on a scow which was constructed in 2001 and 2002, then sold and leased back under an operating lease in 2002).

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

Employees

Dredging. Currently, the Company employs approximately 300 full-time salaried personnel, with additional hourly personnel, most of whom are unionized and hired on a project-by-project basis. During 2002, the Company employed an average of approximately 625 hourly personnel to meet project requirements. Crews are generally available for hire on relatively short notice.

The Company is a party to numerous collective bargaining agreements that govern its relationships with its hourly personnel. However, three primary agreements apply to more than ninety percent of such employees. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with its significant unions; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future. In 2001, the Company’s dredging project in Ghana was disrupted for approximately two months due to labor-related issues not uncommon to developing nations, such as Ghana. The disruption did not have significant impact on the Company’s operations.

Demolition. Currently, NASDI employs 16 full-time salaried administrative employees, in addition to approximately 150 unionized employees who are party to four union agreements. The unionized employees are hired on a project-by-project basis and are generally available for hire on relatively short notice.

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

Amboy is the only East Coast aggregate producer to mine sand from the ocean floor. Amboy has a specially designed dredge for sand mining, de-watering and dry delivery. No other vessel of this type operates in the U.S. Amboy’s ocean-based supply of sand provides a long-term competitive advantage in the Northeast as land-based sand deposits are depleted or rendered less cost competitive by escalating land values.

Mining operations are performed pursuant to permits granted to Amboy by the federal government and the states of New York and New Jersey. After much delay, in 2002, Amboy was successful in obtaining approval for a new permit allowing it to mine deeper in its sand borrow areas. This new sand source is expected to be of better quality, thereby requiring less blending with other materials, which should enable Amboy to reduce the cost of its final product and improve margins. See also “Management’s Discussion and Analysis – Off-Balance Sheet Commitments and Contingencies.”

Argentine Joint Venture

At December 31, 2002, Great Lakes had a 20% interest in Riovia S.A. (“Riovia”), a joint venture with four European dredging firms, to dredge the Rio Via channel linking Buenos Aires, Argentina, and Montevideo, Uruguay, which is important for shipping to Argentina and Uruguay. This venture was established in 1996, with six other partners originally, and has afforded Great Lakes the opportunity to work with these other international dredging companies to design, manage and execute this project. In 2002, the Company received an offer by a venture partner to acquire the Company’s remaining interest in Riovia. The Company has accepted the offer, which is in excess of the carrying value of its Riovia investment. The sale is expected to be completed early in the second quarter of 2003.

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

In 1992, Congress amended the U.S. dredging laws to bring them into conformity with the U.S. citizenship requirements of the rest of the nation’s maritime laws. In so doing, Congress included the customary grandfather clauses to protect certain existing dredging operators affected by the change in law. The language of the grandfather clauses exempted from the 75% ownership standard the Dredge Stuyvesant. The Stuyvesant is owned by a wholly-owned subsidiary of Royal Boskalis Westminister, N.V., a Dutch company (“Bos Kalis”) and the largest dredging contractor in the world. In early 1999, Bos Kalis exploited a loophole in the Stuyvesant grandfather clause expanding its control of additional dredging vessels. As of December 31, 2002, Bos Kalis controlled at least thirteen dredging vessels including two hopper dredges, one hydraulic dredge, three mechanical dredges, six dump barges and one booster barge. A coalition of U.S. citizen dredging companies, labor unions, U.S. Maritime operating companies, and U.S. shipbuilders have joined together to close the Stuyvesant grandfather clause loophole. Although the attention of Congress has recently been diverted to other matters of national security, the coalition continues to actively pursue this issue.

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

The following table provides a listing of the Company’s current fleet of equipment, including equipment under long-term operating leases.

Type of Equipment	Quantity
Hydraulic Dredges	12
Hopper Dredges	8
Mechanical Dredges	8
Unloaders	1
Drill Boats	2
Dump Barges	23
Hopper Barges	8
Deck Barges	35
Other Barges	31
Booster Pumps	6
Tugs	9
Launches	29
Derricks	7
Cranes	11
Loaders/Dozers	17
Survey Boats	21

Total	228

A significant portion of the Company’s operating equipment is subject to liens by the Company’s senior lenders and bonding company. See Note 5, “Property and Equipment,” and Note 8, “Long-term Debt,” in the Notes to the Consolidated Financial Statements.

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

Demolition. NASDI rents its primary office facility in Allston, Massachusetts, and a garage and maintenance facility in Everett, Massachusetts. NASDI maintains a fleet of operating equipment including excavators, loaders, trucks, and similar equipment, sufficient to meet its project requirements. Certain pieces of equipment are obtained under capital lease arrangements.

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

Item 4. — Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. — Market for the Registrant’s Common Equity and Related Stockholder Matters

There is no established public offering market for the outstanding common equity of the Company. At December 31, 2002, Vectura Holding Company, LLC (“Vectura”) owns approximately 84% of the outstanding common equity of the Company and certain members of the Company’s management own in aggregate approximately 15% of the outstanding common equity of the Company. Vectura’s membership interests are owned by 399 Venture Partners, Inc., an affiliate of Citicorp Venture Capital Ltd., and certain other investors.

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

	Years Ended December 31,

	2002	2001(1)	2000	1999	1998

			(in millions)
Income Statement Data:
Contract revenues	$362.6	$318.8	$339.1	$302.3	$289.2
Costs of contract revenues	(294.6)	(260.5)	(281.7)	(244.8)	(240.6)

Gross profit	68.0	58.3	57.4	57.5	48.6
General and administrative expenses	(29.8)	(25.2)	(22.3)	(21.9)	(22.6)
Equity incentive plan and other compensation expenses	—	—	—	—	(8.2)
Recapitalization related expenses	—	—	—	—	(9.5)

Operating income	38.2	33.1	35.1	35.6	8.3
Interest expense, net	(21.1)	(20.9)	(18.6)	(18.1)	(9.9)
Equity in earnings (loss) of joint ventures	(0.1)	0.8	(0.8)	0.2	1.2

Income (loss) before income taxes, minority interests and extraordinary item	17.0	13.0	15.7	17.7	(0.4)
Provision for income taxes	(4.4)	(5.5)	(7.4)	(8.5)	(0.7)
Minority interests	0.4	(1.0)	(1.0)	0.5	(2.7)

Income (loss) from continuing operations before extraordinary item	13.0	6.5	7.3	9.7	(3.8)
Extraordinary item, net of income tax benefit	—	—	—	—	(0.9)

Net income (loss)	$13.0	$6.5	$7.3	$9.7	$(4.7)

(1) Includes the results of NASDI since its acquisition in April, 2001

Other Data:
EBITDA (2)	$54.1	$48.4	$47.8	$47.6	$22.2
Net cash flows from operating activities	28.4	20.1	17.5	25.3	20.2
Net cash flows from investing activities	(17.2)	(42.9)	(13.7)	(12.8)	(10.6)
Net cash flows from financing activities	(12.3)	24.2	(4.2)	(11.7)	(10.6)
Depreciation and amortization	15.9	15.3	12.7	12.0	13.9
Maintenance expenses	25.9	19.3	25.9	27.2	22.7
Capital expenditures	18.3	13.8	14.1	15.0	9.9

(2) EBITDA in 1998 includes the impact of equity incentive plan and other compensation expenses ($8.2 million) and recapitalization related expenses ($9.5 million), related to the Company’s recapitalization in 1998.

Balance Sheet Data:
Cash and equivalents	$1.5	$2.6	$1.1	$1.5	$0.8
Working capital	14.6	14.1	11.8	13.2	22.3
Total assets	287.5	282.2	248.7	241.4	235.1
Total debt	172.8	184.7	155.0	159.2	170.4
Total stockholders’ equity (deficit)	(12.4)	(26.0)	(32.3)	(39.6)	(48.7)

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

EBITDA can be reconciled to net cash flows from operating activities, its most directly comparable GAAP measure, as follows:

	Years Ended December 31,

	2002	2001	2000	1999	1998

			(in millions)
EBITDA	$54.1	$48.4	$47.8	$47.6	$22.2
Cash paid for interest	(19.7)	(18.5)	(17.8)	(17.5)	(4.9)
Cash paid for taxes	(6.7)	(5.8)	(10.7)	(4.9)	(3.3)
Non-cash compensation expense	—	—	—	—	5.2
Other	0.7	(4.0)	(1.8)	0.1	1.0

Net cash flows from operating activities	$28.4	$20.1	$17.5	$25.3	$20.2

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Great Lakes is the largest provider of dredging services in the United States. Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: Capital, Maintenance and Beach Nourishment, in which areas the Company has experienced an average combined bid market share in the U.S. of 42% over the past three years. In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which represented an average of 16% of its contract revenues over the past three years.

In April 2001, the Company purchased 80% of the capital stock of North American Site Developers, Inc. (“NASDI”), a demolition service provider located in the Boston, Massachusetts area. The purchase consideration for the acquisition included $35.0 million in cash payable to the stockholders of NASDI, and two junior subordinated promissory notes totaling $3.0 million from NASDI payable to the NASDI management stockholders. The Company issued $40.0 million of its 11 1/4% senior subordinated notes due 2008 to fund the cash portion of the acquisition price and pay related fees and expenses.

Most of the Company’s dredging contracts are obtained through competitive bidding on terms specified by the party inviting the bid. The nature of the specified services dictates the types of equipment, material and labor involved, all of which affect the cost of performing the contract and the price that dredging contractors will bid.

The Company recognizes contract revenues under the percentage-of-completion method, based on the Company’s engineering estimates of the physical percentage completed for dredging projects and using a cost-to-cost approach for demolition projects. For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each dredging project. For demolition projects, contract revenues are adjusted to reflect the estimated gross profit percentage. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Change orders are often negotiated when a change in conditions from the original contract specifications is encountered, necessitating a change in project performance methodology and/or material disposal. Significant expenditures incurred incidental to major contracts are deferred and recognized as costs of contracts based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

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

The Company’s cost structure includes significant fixed costs, averaging approximately 22% of total costs of contract revenues. The Company can have significant fluctuations in equipment utilization throughout the year. Accordingly, for interim reporting, the Company prepays or accrues fixed equipment costs and amortizes the expenses in proportion to revenues recognized over the year to better match revenues and expenses. Costs of contract revenues also include the net gain or loss on dispositions of property and equipment.

Through November 2002, the Company conducted certain hopper dredging activities, primarily maintenance and beach nourishment projects, through the operation of NATCO Limited Partnership (“NATCO”) and North American Trailing Company (“North American”). On November 25, 2002, the Company purchased its foreign minority partner’s interests in NATCO and North American for $4.5 million. As of the end of 2002, these subsidiary entities have been dissolved and all hopper dredging operations will be conducted by Great Lakes Dredge & Dock

Company, a wholly-owned dredging subsidiary of the Company. Therefore, minority interests solely reflects NASDI management stockholders’ 20% interest in NASDI.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are discussed in the notes to the financial statements. The application of certain of these policies requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results.

Percentage-of-completion method of revenue recognition – The Company’s contract revenues are recognized under the percentage-of-completion method, which is by its nature based on an estimation process. For dredging projects, the Company uses engineering estimates of the physical percentage of completion. For demolition projects, the Company uses estimates of remaining costs to complete to determine percent complete. In preparing its estimates, the Company draws on its extensive experience in the dredging and demolition business and its database of historical information to assure that its estimates are as accurate as possible, given current circumstances. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation are not recognized in contract revenues until such claims are settled. It is reasonably possible that cost and profit estimates may be revised in the near-term to reflect changes in project performance.

Valuation of long-lived assets and goodwill – In assessing the recoverability of the Company’s long-lived assets, primarily operating equipment and goodwill, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As it relates to its operating equipment, the Company may estimate cash flows and make assumptions regarding useful lives based on internal historical operating data. If these estimates or their related assumptions change the fair value of these assets in the future, the Company may be required to record impairment charges.

Self-insurance accruals – The Company self-insures estimated costs associated with workers’ compensation claims, hull and equipment liability and general business liabilities, up to certain limits. Insurance reserves are established for estimates of the loss that the Company will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. In determining its estimates, the Company incorporates historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in determination of such reserves.

Quarterly Results of Operations

The following table sets forth the components of net income and EBITDA on a quarterly basis for the years ended December 31, 2002 and 2001.

	Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31

2002		(in millions)
Contract revenues	$79.0	$84.4	$100.0	$99.2
Costs of contract revenues	(64.8)	(69.6)	(80.3)	(79.9)

Gross profit	14.2	14.8	19.7	19.3
General and administrative expenses	(6.7)	(6.6)	(8.4)	(8.1)

Operating income	7.5	8.2	11.3	11.2
Interest expense, net	(5.3)	(5.3)	(5.4)	(5.1)
Equity in (loss) earnings of joint ventures	(0.3)	0.4	0.1	(0.3)

Income before income taxes and minority interests	1.9	3.3	6.0	5.8
Provision for income taxes	(1.4)	2.3	(2.7)	(2.6)
Minority interests	1.1	0.2	(0.4)	(0.5)

Net income	$1.6	$5.8	$2.9	$2.7

EBITDA	$11.4	$12.2	$15.2	$15.3
Net cash flows from operating activities	(18.0)	20.8	9.1	16.5
Net cash flows from investing activities	(7.4)	(3.8)	1.7	(7.7)
Net cash flows from financing activities	24.0	(16.0)	(10.0)	(10.2)

	Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31

2002(1)		(in millions)
Contract revenues	$72.6	$78.3	$82.7	$85.2
Costs of contract revenues	(58.5)	(63.9)	(68.1)	(70.0)

Gross profit	14.1	14.4	14.6	15.2
General and administrative expenses	(5.5)	(6.6)	(6.8)	(6.3)

Operating income	8.6	7.8	7.8	8.9
Interest expense, net	(4.4)	(5.3)	(5.8)	(5.4)
Equity in (loss) earnings of joint ventures	(0.2)	0.3	0.5	0.2

Income before income taxes and minority interests	4.0	2.8	2.5	3.7
Provision for income taxes	(1.8)	(1.2)	(1.1)	(1.4)
Minority interests	(0.6)	(0.5)	(0.5)	0.6

Net income	$1.6	$1.1	$0.9	$2.9

EBITDA	$11.8	$11.6	$11.8	$13.2
Net cash flows from operating activities	(7.3)	(2.4)	9.9	19.9
Net cash flows from investing activities	(0.5)	(36.5)	0.7	(6.5)
Net cash flows from financing activities	7.5	39.5	(11.6)	(11.2)

(1)	Includes the results of NASDI since its acquisition in April, 2001.

Results of Operations – Fiscal Years

     The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the years ended December 31:

	2002	2001	2000

Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(81.2)	(81.7)	(83.1)

Gross profit	18.8	18.3	16.9
General and administrative expenses	(8.2)	(7.9)	(6.6)

Operating income	10.6	10.4	10.3
Interest expense, net	(5.9)	(6.6)	(5.5)
Equity in earnings (loss) of joint ventures	—	0.2	(0.2)

Income before income taxes and minority interests	4.7	4.0	4.6
Provision for income taxes	(1.2)	(1.7)	(2.2)
Minority interests	0.1	(0.3)	(0.3)

Net income	3.6%	2.0%	2.1%

EBITDA	14.9%	15.2%	14.1%

Components of Contract Revenues and Backlog

     The following table sets forth, by type of work, the Company’s contract revenues for the years ended and backlog as of December 31:

	2002	2001		2000

Revenues
Dredging:
Capital — U.S	$122,158	$129,286		$161,316
Capital — foreign	52,294	29,358		71,752
Beach nourishment	87,372	78,113		33,242
Maintenance	51,274	58,303		72,744
Demolition	49,504	23,737	(1)	—

	$362,602	$318,797		$339,054

Backlog
Dredging:
Capital — U.S	$262,680	$51,835		$100,218
Capital — foreign	55,168	102,680		62,571
Beach nourishment	25,239	49,047		31,057
Maintenance	7,367	4,982		4,429
Demolition	15,198	31,103		—

	$365,652	$239,647		$198,275

(1)	NASDI was acquired in April, 2001.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The Company’s 2002 revenues totaled $362.6 million compared to $318.8 million in 2001. The 2002 period reflects increased revenues from domestic beach dredging, foreign dredging and demolition services activities. The Company’s gross profit margin was 18.8% for 2002, which improved slightly over the 2001 margin of 18.3%. The Company’s gross profit margins improved in the second half of 2002 with an increasing level of higher margin domestic capital dredging revenues, which offset the lower margins obtained on certain of the Company’s east coast dredging projects which were negatively impacted by adverse weather and operating conditions. The impact on 2002 margins from foreign dredging projects, which are typically performed at lower margins, was offset by the strong margins obtained on the demolition services revenues during the year.

Capital dredging projects include large port deepenings and other infrastructure projects. Domestic capital dredging project revenues decreased $7.1 million or 5.5%, from $129.3 million in 2001 to $122.2 million in 2002. There were lower levels of capital work in the first half of 2002, but capital activity picked up in the second half as the Company performed on certain Deep Port projects bid and won in 2002. In 2002, contract revenues from capital projects included $41.8 million, $32.1 million and $15.2 million generated from Deep Port projects in Wilmington, North Carolina; New York, New York; and Jacksonville, Florida, respectively. In addition, two other new work capital projects in St. Lucie, Florida and Boston, Massachusetts contributed combined revenue of $20.0 million in 2002.

Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion. In 2002, revenues from beach nourishment projects increased $9.3 million or 11.9%, compared to 2001, as the Company performed on numerous beach projects won in 2001 and 2002. The majority of the 2002 beach nourishment revenues, $43.9 million, was generated by seven projects performed on Florida beaches, while another $35.5 million was attributed to a number of beach projects performed in the New York/New Jersey area.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build-up of sediment. Revenues from maintenance projects for the year ended December 31, 2002 decreased $7.0 million or 12.1%, over 2001 but were consistent with typical maintenance dredging volume, which varies depending on levels of Midwest precipitation experienced during the winter months as well as the Company’s available equipment capacity. Significant maintenance revenues in 2002 included $19.1 million from six river maintenance projects which were performed on an equipment rental basis, and $5.9 million and $5.0 million from projects in Oregon Inlet, North Carolina and on the Columbia River/Coos Bay in Oregon, respectively.

Revenues from foreign dredging operations in 2002 increased $22.9 million or 78.1% compared to 2001. The key foreign projects contributing to 2002 revenues included the Company’s long-term project in Ghana, West Africa, which began in the first quarter of 2000 and is expected to be completed in 2003, and a port terminal project in Bahrain, which began late in 2001 and is expected to be completed in 2004.

NASDI’s 2002 demolition revenues totaled $49.5 million compared to 2001 revenues of $23.7 million achieved subsequent to the acquisition by the Company in April 2001. In 2002, NASDI performed on a number of large projects, including a large industrial plant demolition, interior demolitions of an office building and courthouse, and demolition of a terminal at Logan Airport.

General and administrative expenses increased $4.6 million, from $25.2 million in 2001 to $29.8 million in 2002. The 2002 increase was due to the inclusion of NASDI for the full year, additional incentive compensation and profit sharing costs resulting from the higher level of earnings, as well as higher legal fees relating to arbitration matters in the normal course of business. In addition, 2002 includes $1.3 million in bonuses paid to certain members of management for their efforts relating to the ongoing Chicago flood insurance litigation, which was conclusively settled in the second quarter of 2002.

Interest expense increased $0.2 million in 2002, as a result of an entire year’s interest on the additional $40.0 million of subordinated notes issued in April 2001 to fund the NASDI acquisition. This increase was offset by improved variable interest rates on the Company’s senior bank debt, which was reduced throughout 2002.

The Company’s effective tax rate was 24.3% in 2002 compared to 42.7% in 2001. The improvement in 2002 is primarily the result of a tax deduction taken in the second quarter for the write-off of the tax basis of an insurance claim receivable of $11.0 million related to litigation settlement payments made in 1997. For book purposes, the insurance reimbursement had been assigned to the Company’s former owner as part of its recapitalization in 1998, and therefore, had no book basis.

Net income was $13.0 million in 2002 compared to $6.5 million in 2001. Net income increased in 2002 due to higher earnings as well as the favorable impact of the significant tax deduction just discussed.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

The Company’s 2001 revenues totaled $318.8 million compared to $339.1 million in 2000. The decline in 2001 revenues was due primarily to a reduction in foreign dredging revenues by $42.4 million, offset by the addition of demolition revenues from NASDI, included since its acquisition in April 2001. The Company’s gross profit margin was 18.3% for 2001, which compares favorably to 16.9% in 2000. The margin was positively impacted by the mix of projects, with 2001 benefiting from good margins obtained on the increased level of beach nourishment and maintenance projects while revenues from lower margin foreign dredging projects declined.

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

Revenues from foreign dredging operations in 2001 decreased $42.4 million or 59.1% compared to 2000. Key foreign projects that contributed to 2001 revenues included the Company’s long-term project in Ghana, West Africa and a project in Dabhol, India, which began in the third quarter of 1999 for which the dredging component was completed in early 2001. These projects contributed revenue of $15.4 million and $9.5 million, respectively, during 2001.

NASDI’s 2001 demolition revenues, since the acquisition by the Company in April 2001, totaled $23.7 million. NASDI’s 2001 revenues fell short of budget expectations because of owner delays in the start-up of two significant projects in NASDI’s backlog. Some of the key projects contributing to NASDI’s 2001 revenues included a large power plant project, a parking garage demolition, and the demolition of residential buildings and site preparation for the building of a new hotel, all in the Boston area.

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

Backlog

The Company’s contract backlog represents management’s estimate of the revenues which will be realized under the portion of the contracts remaining to be performed based upon current estimates. Such estimates are subject to fluctuations based upon the amount of material actually dredged as well as factors affecting the time required to complete the job. In addition, because a substantial portion of the Company’s backlog relates to government contracts, the Company’s backlog can be canceled at any time without penalty; however, the Company can generally recover the actual committed costs and profit on work performed up to the date of cancellation. Consequently, backlog is not necessarily indicative of future results. The Company’s backlog includes only those projects for which the customer has provided an executed contract.

Dredging. As a result of the Company’s successful bidding performance in 2002, its bid market share increased to 49%, compared to an average of 42% over the last three years. Since the 2002 annual bid market was substantial, exceeding $900 million, the Company was able to achieve a dredging backlog level at December 31, 2002 of $350.5 million, which compares to $208.5 million at December 31, 2001. The December 2002 level is a historically high year-end level and is largely comprised of Deep Port work, which is generally higher margin work. Over half of the 2002 bidding activity, approximately $470 million, was attributable to Deep Port work, which has comprised an average of $240 million of the annual bid markets for each of the prior three years. The Company successfully bid and won approximately 65% of the 2002 Deep Port work. Although the level of bidding activity seen in 2002 is unlikely to continue at the same pace in 2003, much of the Deep Port work the Company has won spans up to two years, providing a solid revenue base upon which to build in 2003 and 2004.

The current biannual update, or WRDA 2002 bill, which would provide authorization for the start or continuation of various projects in the Corps’ Deep Port program in future years, was not passed by Congress in 2002. The WRDA legislation, which forms the basis for authorizing the Corps’ civil works projects, is generally enacted every other year. While it’s the Company’s understanding that some lawmakers and trade groups hope that a water resources measure will be enacted in 2003, which would normally be an off year, it is more probable that passage will be delayed until 2004. Since the recent Deep Port work that has come out for bid and those projects expected for 2003 bidding have been authorized under previous WRDA legislation, it is not expected that a delay in the passage of the next WRDA bill would significantly impact the Deep Port market in the near term.

Foreign capital backlog declined as the Company continued to work on the projects in Ghana and Bahrain through 2002. While no new significant foreign projects were added to backlog in 2002, the Company continues to pursue numerous opportunities that have the potential to contribute to 2003 backlog. The terminal project in Bahrain is expected to continue through 2004; however, the project may be affected if actions are taken against Iraq and the region is deemed to be unstable. While the Company has plans in place to ensure the safety of its employees and equipment operating in the Middle East, the impact of such a disruption on the project operations and its profitability is uncertain.

As mentioned previously, 2002 was a solid year for the beach nourishment market with over $100 million let for bid, of which the Company bid and won approximately 38%. Funding for the 2003 beach nourishment bid market was uncertain at the end of 2002, with the delay in the passage of the budget appropriation bill for the Corps’ 2003 fiscal year. However, the budget was passed in the first quarter of 2003, so 2003 has the potential to be another strong year for beach nourishment work as long as state and local matching funds are made available.

At December 31, 2002, the Company was low bidder on additional domestic work valued at $25.7 million, most of which related to option work on the Manatee Harbor, Florida Deep Port project, for which award remains pending due to resolution of funding issues for that portion of the work.

Demolition. The Company’s demolition backlog at December 31, 2002 totaled $15.2 million compared to $31.1 million at December 31, 2001. NASDI continues to take on sufficient smaller projects to generate solid earnings, while targeting several longer-term projects which would provide additional work for 2003 and 2004. NASDI’s upcoming project opportunities include several large power plant take-downs and a number of significant interior demolition projects in the Boston area, each valued in excess of $5.0 million.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit provided by the Credit Agreement (see Note 8, “Long-term Debt” in the Notes to the Consolidated Financial Statements). The Company’s primary uses of cash are funding working capital, capital expenditures and debt service.

The Company’s net cash flows from operating activities for the years ended December 31, 2002, 2001 and 2000 were $28.4 million, $20.1 million and $17.5 million, respectively. The increase in cash flows from operating activities in 2002 was due primarily to the increase in net income as well as the normal fluctuations in working capital requirements inherent in the Company’s operations. The Company anticipates that it may require additional working capital investment in 2003 as it continues to perform on certain of its major Deep Port projects.

The Company’s net cash flows used in investing activities for the years ended December 31, 2002, 2001 and 2000 were $17.2 million, $42.9 million and $13.7 million, respectively. In 2002, the Company made typical capital expenditures and also used $4.5 million to purchase the minority partner’s interests in NATCO and North American, as discussed previously in “Management’s Discussion and Analysis.” In 2001, $30.5 million was used to purchase the capital stock of NASDI.

The Company’s net cash flows from financing activities for the years ended December 31, 2002, 2001 and 2000 were a use of $12.2 million, a source of $24.2 million, and a use of $4.2 million, respectively. The uses of cash in 2002 and 2000 related to the scheduled payments of the Company’s term senior debt, offset by net borrowings on its revolver arrangement. In 2001, the Company received net proceeds of $39.7 million from its senior subordinated notes issued to fund the NASDI acquisition, which was offset by related financing fees as well as payments of its term and revolver senior debt.

The Company has entered into operating lease agreements for certain dredging assets and office space, which require annual operating lease payments of approximately $17 to $18 million through the next four years. See Note 12, “Lease Commitments” in the Notes to the Consolidated Financial Statements. Additionally, the Company expects to incur annual maintenance expenses of approximately $26 to $28 million. Amounts expended for operating leases and maintenance expenses are charged to operations on an annual basis. Planned capital expenditures, which primarily include support equipment and equipment upgrades, are expected to require spending of approximately $16 to $18 million annually for the foreseeable future.

Management believes cash flows from operations and available credit will be sufficient to finance operations, planned capital expenditures and debt service requirements for the foreseeable future. The Company is exploring options to reduce its interest expense, including refinancing of certain operating lease agreements and repurchase of a portion of its subordinated notes. The Company’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations at December 31, 2002. Additional information related to these obligations can be found in Notes 8 and 12 to the Consolidated Financial Statements.

						2008 and
	2003	2004	2005	2006	2007	beyond

		(in millions)
Annual installment on senior bank term loan	$11.0	$—	$—	$—	$—	$—
Payment of 11 1/4% subordinated debt	—	—	—	—	—	155.0
Payment of subordinated promissory notes	—	3.0	—	—	—	—
Operating lease commitments	17.9	18.1	18.1	17.9	13.5	70.1

Total	$28.9	$21.1	$18.1	$17.9	$13.5	$225.1

Other Off-Balance Sheet and Contingent Obligations

The Company has guaranteed 50% the outstanding principal and interest of Amboy’s bank loan, which totaled $0.8 million at December 31, 2002. Additionally, the Company’s outstanding letters of credit, relating primarily to contract performance guarantees, totaled $10.4 million at December 31, 2002. All were undrawn at year-end.

The Company’s Credit Agreement contains provisions that require the Company to maintain a minimum net worth and certain other financial ratios, limit payment of dividends and restrict certain other transactions. Additionally, annual prepayments of principal may be required to the extent that the Company has excess cash, as defined. The Company has also granted liens on certain of its operating equipment with net book values at December 31, 2002 of $35.9 million as security for borrowings under its Credit Agreement.

As mentioned previously, the Company finances certain key vessels used in its operations with off-balance sheet lease arrangements with unrelated lessors, requiring annual rentals of $17 to $18 million over the next four years. These off-balance sheet leases contain default provisions which are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception.

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. The Company obtains its performance and bid bonds through a bonding agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $60.8 million at December 31, 2002. The bonding agreement contains financial and operating covenants that limit the ability of the Company to incur indebtedness, create liens and take certain other actions. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range between $5 to $10 million. At December 31, 2002, the Company had outstanding performance bonds valued at approximately $290 million, based on the estimated remaining revenue value of bonded projects.

Certain foreign projects performed by the Company have warranty periods, typically spanning no more than three to five years beyond project completion, whereby the Company retains responsibility to maintain the project site to certain specifications during the warranty period. Generally, any potential liability of the Company is mitigated by insurance, shared responsibilities with consortium partners, and/or recourse to owner-provided specifications.

The Company considers it unlikely that it would have to perform under any of these aforementioned contingent obligations and performance has never been required in any of these circumstances in the past.

Effect of Recently Issued Accounting Standards

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be assessed annually for impairment, with the initial assessment to be completed within the first six months following adoption of the standard. The required initial impairment evaluation was performed in the first quarter of 2002 and the annual assessment was performed in the third quarter of 2002, resulting in no impairment in the value of the Company’s goodwill.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and as such, the provisions of SFAS No. 146 will be applied prospectively if it impacts the Company through relevant restructuring activities or other disposal or exit activities.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others.” The interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under guarantee, with certain exceptions. The disclosure requirements of FIN No. 45 are effective for the Company as of December 31, 2002 and the recognition requirements are to be applied prospectively for guarantees issued or modified after December 31, 2002. The Company does not expect the recognition requirements of FIN No. 45 to have a material impact on results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities) and how to determine when and which business enterprise should consolidate the variable interest entities. The transitional disclosure requirements of FIN No. 46 take effect immediately and are required in all financial statements issued after January 31, 2003, if certain conditions are met. Additionally, the provisions of FIN No. 46 apply immediately to all enterprises with variable interests in variable interest entities created after January 31, 2003, and they apply in the first fiscal year beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect adoption of this interpretation to have a material impact on results of operations or financial position.

Item 7A. — Quantitative and Qualitative Disclosures about Market Risk

A portion of the Company’s current dredging operations are conducted outside of the U.S. In 2002 and 2001, 17% and 10%, respectively, of dredging contract revenues were attributable to overseas operations. It is the Company’s policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Forward currency exchange contracts, typically with durations of less than one year, are used to minimize the impact of foreign currency fluctuations on operations. The Company does not purchase forward exchange contracts for trading purposes and had no foreign currency forward contracts outstanding at December 31, 2002.

The Company’s obligations under the Credit Agreement expose earnings to changes in short-term interest rates since interest rates on bank debt are variable. If the variable rates on the Company’s outstanding bank debt were to increase by 10% from the rates at December 31, 2002, for the full year 2003, assuming scheduled principal payments are made, interest expense would increase $0.1 million and, assuming a 38% marginal tax rate, the decrease to net income would be insignificant.

At December 31, 2002 and 2001, the Company had long-term subordinated notes outstanding with a recorded book value of $154.8 million and $154.7 million, respectively. The fair value of these notes, which bear interest at a fixed rate, was $161.4 million and $158.3 million at December 31, 2002 and 2001, respectively, based on quoted market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2002, the fair value of this fixed rate debt would have increased by $9.2 million.

A significant operating cost for the Company is diesel fuel. During 2002 and 2001, fuel expenditures represented 6.7% and 8.1%, respectively, of costs of contract revenues. The Company uses fuel commodity forward contracts, typically with durations of less than two years, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. Based on the Company’s 2003 projected fuel consumption, a one cent change in the average price per gallon of fuel would impact its net income by less than $0.1 million, after the effect of fuel commodity contracts in place as of December 31, 2002. If the fuel forward rates underlying the outstanding fuel contracts increased by 10%, the fair value of these contracts would increase by $0.7 million. At December 31, 2002 and 2001, the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to work in backlog, representing approximately 46% and 50% of its projected fuel requirements for 2003 and 2002, respectively.

Item 8. — Financial Statements and Supplementary Data

The consolidated financial statements (including financial statement schedules listed under Item 14(a) of this report) of the Company called for by this Item, together with the Independent Auditors’ Report dated January 28, 2003, are set forth on pages F-1 to F-29 inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Item 9. — Change In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. — Directors and Executive Officers

Set forth below are the names, ages and positions of the persons who serve as the directors and executive officers of the Company.

Name	Age	Position

Douglas B. Mackie	50	President, Chief Executive Officer and Director
Richard M. Lowry	47	Executive Vice President and Chief Operating Officer
Deborah A. Wensel	42	Senior Vice President and Chief Financial Officer
William F. Pagendarm	52	Vice President – Division Manager
Steven F. O’Hara	47	Vice President – Division Manager
Bradley T. J. Hansen	50	Vice President – Division Manager
Daniel L. Hussin	54	Vice President – Manager of U.S. Business Development
J. Christopher Gillespie	42	Vice President – International Operations
Kyle D. Johnson	41	Vice President – Special Projects & Production Engineering
John F. Karas	41	Vice President – Chief Estimator
David E. Simonelli	46	Vice President – Manager of Technical Operations
Michael A. Delaney	48	Director
David Wagstaff III	64	Director

Douglas B. Mackie – Mr. Mackie has been President, Chief Executive Officer and Director of the Company since 1995. Mr. Mackie joined the Company in 1978 as Corporate Counsel. In 1987 he was named Senior Vice President.

Richard M. Lowry – Mr. Lowry has been the Executive Vice President and Chief Operating Officer of the Company since 1995. Mr. Lowry joined the Company in 1978 as a Project Engineer and has since held positions of increasing responsibility in the engineering and operating areas of the Company. In 1990 he was named Senior Vice President and Chief Engineer.

Deborah A. Wensel – Ms. Wensel has been the Vice President, Chief Financial Officer and Treasurer of the Company since April 1999 and was named Senior Vice President in 2002. Ms. Wensel joined the Company in 1987 as Accounting and Financial Reporting Supervisor. In 1989, she was named Controller and Chief Accounting Officer.

William F. Pagendarm – Mr. Pagendarm has been a Vice President and Division Manager of the Company since 1985. He joined the Company in 1979 as Project Superintendent.

Steven F. O’Hara – Mr. O’Hara has been a Vice President and Division Manager of the Company since 1988. He joined the Company in 1978 as Cost Accountant.

Bradley T. J. Hansen – Mr. Hansen has been a Vice President and Division Manager of the Company since 1994. Mr. Hansen joined the Company in 1977 as an Area Engineer. He was named Vice President & General Superintendent of the Company in 1991.

Daniel L. Hussin – Mr. Hussin has been Vice President – Manager of U.S. Business Development since 1995. Mr. Hussin joined the Company in 1972 as an Estimator. He was named Vice President and Division Manager of the Company in 1993.

Messrs. Gillespie, Johnson, Karas and Simonelli were promoted to Vice Presidents of the Company in 2002. All have worked with the Company for an average of 20 years and have held positions of increasing responsibility in the areas of engineering, estimating and domestic and international operations.

Michael A. Delaney – Mr. Delaney became a director of the Company upon consummation of the recapitalization on August 19, 1998. Mr. Delaney has been a Managing Director of 399 Venture Partners, Inc. and its affiliate Citicorp Venture Capital Ltd. since 1997. From 1989 through 1997, he was a Vice President of Citicorp Venture Capital Ltd. and 399 Venture Partners, Inc. From 1986 through 1989, he was Vice President of Citicorp Mergers and Acquisitions. Mr. Delaney is also a director of Palomar Technologies, Inc., MSX International, Delco Remy International, Inc., Chip PAC Inc., and ERICO Corporation.

David Wagstaff III – Mr. Wagstaff became a director of the Company upon consummation of the recapitalization on August 19, 1998. Mr. Wagstaff has served as President and Chief Executive Officer of Vectura Group, Inc. since 1993 and is currently Chief Executive Officer of Hoover Group Inc. He was previously the Principal in a private consulting business and has worked in various executive capacities at the Equitable Life Assurance Company and Citicorp. Mr. Wagstaff is also a Director of Anvil Knitware, Inc.; Barcalounger, Inc.; DavCo Restaurants, Inc.; Hayden Inc.; and Zaterains.

Item 11. — Executive Compensation

The following table sets forth certain information regarding the compensation for 2002, 2001 and 2000 of Great Lakes’ Chief Executive Officer and the next four highest paid executive officers of the Company (collectively, the “Named Executive Officers”):

		Annual Compensation		All
				Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)

Douglas B. Mackie, President and Chief Executive Officer	2002	$366,000	$416,325	$646,552	(3)
	2001	350,000	321,700	143,423
	2000	331,000	309,420	161,046
Richard M. Lowry, Executive Vice President and Chief Operating Officer	2002	320,000	364,000	556,182	(3)
	2001	306,000	281,300	120,092
	2000	287,000	268,290	135,066
Deborah A. Wensel, Senior Vice President, Chief Financial Officer and Treasurer	2002	172,000	125,775	170,994	(3)
	2001	164,000	118,500	71,464
	2000	153,500	105,250	77,268
William F. Pagendarm, Vice President and Division Manager	2002	161,000	60,000	103,027	(3)
	2001	157,000	40,000	36,867
	2000	150,500	46,000	40,143
Bradley T.J. Hansen, Vice President and Division Manager	2002	155,000	60,000	103,060	(3)
	2001	150,000	50,000	36,228
	2000	143,000	53,000	39,165

(1)	Attributable to the reported year, but paid in the subsequent year.

(2)	Includes employer matching contributions and profit sharing contributions under Great Lakes’ 401(k) plan and payment of lost 401(k) benefit due to IRS limitations.

(3)	Includes discretionary bonus related to successful resolution of the Chicago flood insurance litigation, which was conclusively settled in 2002.

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

Mr. Mackie’s 2002 base salary under his employment agreement was $366,000, which is subject to annual increase as determined by the Board of Directors, and benefits as provided from time to time by the Company to its senior executives. In the event Mr. Mackie resigns for good reason (defined to include, among other things, a material breach of the employment agreement by the Company) or the employment agreement is otherwise terminated by the Company for any reason other than cause, death or permanent disability, Mr. Mackie will be entitled to receive severance compensation in the amount equal to the sum of (a) Mr. Mackie’s current annual base salary and (b) a bonus calculated by multiplying current base salary by the average percentage of Mr. Mackie’s base salary represented by the bonuses Mr. Mackie received during the term of the employment agreement.

During the term of the employment agreement and for one year thereafter, Mr. Mackie is prohibited from directly or indirectly carrying on, engaging or having a financial interest in any business which is in material competition with the business of the Company.

The Company has also entered into an employment agreement with Richard M. Lowry which contains terms substantially similar to Mr. Mackie’s employment agreement, other than the amount of base salary and the office held. Mr. Lowry’s 2002 base salary under his employment agreement was $320,000.

Compensation of Directors

In mid-2000, the Company implemented a policy providing compensation for directors. The policy provides that non-employee and non-Vectura affiliated directors will receive fees of $5,000 per board meeting and $2,000 per teleconference board meeting, not to exceed $20,000 per annum.

Compensation Committee Interlocks and Insider Participation

The Company’s Board of Directors does not have a compensation committee. All three members of the Board of Directors participated in the deliberations concerning compensation of the Company’s executive officers. During the year ended December 31, 2002, no executive officer of the Company served as a member of the compensation committee or Board of Directors of another entity in which one of the executive officers of such entity served as a member of the Company’s Board of Directors.

Item 12. — Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of the preferred stock and common stock of the Company as of December 31, 2002:

	Number and Percent of Shares

	Preferred Stock			Class A Stock			Class B Stock

Name of Beneficial Owner	Number		Percent	Number		Percent	Number	Percent

Vectura Holding Company LLC(1)	41,818		93.2%	818,000		50.6%	3,363,900	100%
c/o Great Lakes Dredge & Dock Corporation 2122 York Road Oak Brook, Illinois 60523

David Wagstaff III	182	(2)	0.4%	18,282	(2)	1.1%	—	—
3110 St. Charles Avenue New Orleans, Louisiana 70115

Douglas B. Mackie	930	(3)	2.1%	208,000	(3)	12.9%	—	—
c/o Great Lakes Dredge & Dock Corporation 2122 York Road Oak Brook, Illinois 60523

Richard M. Lowry	930		2.1%	208,000		12.9%	—	—
c/o Great Lakes Dredge & Dock Corporation 2122 York Road Oak Brook, Illinois 60523

Deborah A. Wensel	130		0.3%	43,000		2.7%	—	—
c/o Great Lakes Dredge & Dock Corporation 2122 York Road Oak Brook, Illinois 60523

William F. Pagendarm	130		0.3%	33,000		2.0%	—	—

Bradley T. J. Hansen	130		0.3%	33,000		2.0%	—	—

All directors and executive officers as a group	2,722		6.1%	680,282		42.1%	—	—

(1)	Vectura Holding Company LLC (“Vectura”) is a Delaware limited liability company which beneficially owns the stock of the Company indicated above as well as other investments. Investors in Vectura hold voting and economic interests that vary depending on the Vectura investment concerned. With respect to Vectura’s investment in the Company, 49.7% of the voting interests (including voting power and investment power) are owned by 399 Venture Partners, Inc., a wholly owned indirect subsidiary of Citigroup Inc. and its affiliates and an entity for when Michael A. Delaney serves as Managing Director, and 49.1% of the voting interests (including voting power and investment power) are owned by Treetops, LLC, an entity controlled by David Wagstaff III, a director of the Company and a vice president of Vectura.

(2)	Includes certain shares held by Treetops, LLC, but does not include shares held through Vectura Holding Company LLC.

(3)	Includes certain shares held by family trusts established for the benefit of the children of Mr. Mackie.

Item 13. — Certain Relationships and Related Transactions

In July 1999, the Company issued 120 shares and 24,000 shares of its preferred and common stock, respectively, to Deborah Wensel, Chief Financial Officer, for proceeds of $0.1 million. At December 31, 2002 and 2001, less than $0.1 million remains receivable from Ms. Wensel for these shares. Interest on this receivable is calculated in accordance with IRS regulations and paid annually.

In November 2001, the Company issued 182 shares and 18,182 shares of its preferred and common stock to Treetops, LLC, an entity controlled by David Wagstaff III, a director of the Company, for proceeds of $0.2 million.

Court Square Capital Limited, an affiliate of Vectura Holding Company LLC, provided advisory services to the Company during 2001. Pursuant to the terms of the advisory agreement, Court Square was paid approximately $0.1 million upon the additional issuance of $40.0 million of the Company’s senior subordinated notes in April 2001. Additionally, an investment fund administered by an affiliate of Vectura Holding Company LLC acquired an aggregate principal amount of $5.0 million of these notes.

Part IV

Item 14. — Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on that evaluation, such officers have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

(b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

Item 15. — Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a) Documents filed as part of this report

1.	Consolidated Financial Statements

The consolidated financial statements listed below are set forth on pages F-1 to F-28 inclusive, of this Report and are incorporated by reference in Item 8 of this Report.

Page
Great Lakes Dredge & Dock Corporation:
Independent Auditors’ Report	F-1

Consolidated Balance Sheets as of December 31, 2002 and 2001	F-2

Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000	F-3

Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2002, 2001, and 2000	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-5

Notes to Consolidated Financial Statements	F-6 – F-28

2.	Financial Statement Schedules

The Report of J.H. Cohn LLP, independent public accountants, on the financial statements of Amboy Aggregates, is presented on page F-29 and incorporated by reference herein. All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index” which is attached hereto and incorporated by reference herein. Exhibits are available upon request for a reasonable fee (covering the expense of furnishing copies).

(b) Reports on Form 8-K

     No reports were filed by the Company during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES DREDGE & DOCK CORPORATION

By:

/s/ Douglas B. Mackie Douglas B. Mackie President, Chief Executive Officer and Director Date: March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ Douglas B. Mackie Douglas B. Mackie	March 25, 2003	President, Chief Executive Officer and Director

/s/ Deborah A. Wensel Deborah A. Wensel	March 25, 2003	Senior Vice President, Chief Financial Officer and Treasurer

/s/ Michael A. Delaney Michael A. Delaney	March 25, 2003	Director

/s/ David Wagstaff III David Wagstaff III	March 25, 2003	Director

CERTIFICATIONS

Certification of Principal Executive Officer

I, Douglas B. Mackie, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Great Lakes Dredge & Dock Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

/s/ Douglas B. Mackie Douglas B. Mackie Chief Executive Officer

Certification of Principal Financial Officer

I, Deborah A. Wensel, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Great Lakes Dredge & Dock Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

/s/ Deborah A. Wensel
Deborah A. Wensel Chief Financial Officer

EXHIBIT INDEX

Number	Document Description

2.01	Plan and Agreement of Merger dated as of August 19, 1998 between the Company and Great Lakes Dredge & Dock Acquisition, Inc. (1)

2.02	Stock Purchase Agreement by and among Great Lakes Dredge & Dock Corporation and Great Lakes/North American Site Developers, Inc. and North American Site Developers, Inc. and the Stockholders of North American Site Developers, Inc. (2)

3.01	Restated Certificate of Incorporation of the Company. (1)

3.02	Bylaws of the Company. (1)

4.01	Indenture dated as of August 19, 1998 among the Company, the Subsidiary Guarantors and the Bank of New York, as Trustee. (1)

4.02	Form of 11 1/4% Senior Subordinated Note due 2008 (included in Exhibit 4.01). (1)

4.03	First Supplemental Indenture dated as of June 15, 2000 among Great Lakes Caribbean Dredging, Inc., the Company, the other Subsidiary Guarantors and the Bank of New York, as Trustee. (3)

4.04	Supplemental Indenture dated as of April 24, 2001 among the Company, North American Site Developers, Inc., the other subsidiary Company and the Bank of New York, as Trustee. (4)

10.01	Amendment No. 5 dated October 1, 2002 to the Credit Agreement. *

21.01	Subsidiaries of the Registrant. *

99.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Securities and Exchange Commission on September 29, 1998.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2001.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000 filed with the Commission on March 21, 2001.

(4)	Incorporated by reference to Form S-4 Registration Statement of the Company (File No. 333-60300) filed with the Commission on May 4, 2001.

* Filed herewith.

Supplemental Information to be Furnished with Reports filed pursuant to Section 15(d) of the Act

The Company has not sent any annual report covering the Company’s fiscal year ended December 31, 2002 or proxy statement, form of proxy or other proxy soliciting material to its security holders. The Company shall furnish to the Commission copies of any annual report or proxy material that is sent to its security holders. Any such annual report or proxy material furnished by the Company to the Commission shall not be deemed to be “filed” with the Commission or otherwise subject to the liabilities of Section 18 of the Act.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Great Lakes Dredge & Dock Corporation

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and Subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, of stockholders’ deficit and of cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Amboy Aggregates (Amboy) joint venture for the years ended December 31, 2002 and 2001, the Company’s investment in which is accounted for using the equity method. The Company’s equity of $5.6 million and $5.9 million in Amboy’s net assets at December 31, 2002 and 2001, respectively, and of $(0.4) million, $0.8 million and $(0.8) million in Amboy’s net (loss) income for each of the three years in the period ended December 31, 2002 are included in the accompanying financial statements. The financial statements of Amboy were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such joint venture, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements presents fairly, in all material respects, the financial position of Great Lakes Dredge & Dock Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Chicago, Illinois
January 28, 2003

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001
(in thousands, except share and per share amounts)

ASSETS	2002	2001

Current assets:
Cash and equivalents	$1,456	$2,590
Accounts receivable	52,125	30,407
Contract revenues in excess of billings	13,052	23,215
Inventories	13,282	14,291
Prepaid expenses	7,769	9,043
Other current assets	10,514	9,856

Total current assets	98,198	89,402
Property and equipment, net	139,419	141,313
Goodwill	29,405	29,405
Inventories	9,828	9,229
Investment in joint venture	5,552	5,918
Other	5,084	6,956

Total assets	$287,486	$282,223

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$31,598	$30,913
Accrued expenses	30,114	28,497
Billings in excess of contract revenues	10,915	4,873
Current maturities of long-term debt	11,000	11,000

Total current liabilities	83,627	75,283
Long-term debt	161,769	173,728
Deferred income taxes	46,363	45,593
Other	5,787	7,917

Total liabilities	297,546	302,521
Minority interests	2,346	5,696
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value; 250,000 shares authorized:
45,000 issued; 44,857 outstanding in 2002 and 2001	1	1
Common stock, $.01 par value; 50,000,000 shares authorized:
5,000,000 issued; 4,980,882 and 4,920,882 outstanding in 2002 and 2001, respectively	50	50
Additional paid-in capital	50,457	50,457
Accumulated deficit	(62,787)	(75,787)
Accumulated other comprehensive income (loss)	103	(407)
Treasury stock, at cost; 2002: 143 preferred shares, 19,118 preferred shares and common shares; 2001: 143 preferred shares, 79,118 common shares	(162)	(222)
Note receivable from stockholder	(68)	(86)

Total stockholders’ deficit	(12,406)	(25,994)

Total liabilities and stockholders’ deficit	$287,486	$282,223

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000

Contract revenues	$362,602	$318,797	$339,054
Costs of contract revenues	294,555	260,433	281,624

Gross profit	68,047	58,364	57,430
General and administrative expenses	29,841	25,220	22,292

Operating income	38,206	33,144	35,138
Other income (expense):
Interest income	121	179	90
Interest expense	(21,255)	(21,107)	(18,753)
Equity in earnings (loss) of joint ventures	(49)	811	(791)

Income before income taxes and minority interests	17,023	13,027	15,684
Provision for income taxes	(4,423)	(5,562)	(7,434)
Minority interests	400	(984)	(999)

Net income	$13,000	$6,481	$7,251

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

Years ended December 31, 2002, 2001 and 2000
(in thousands, except share amounts)

							Accumulated		Notes
	Number of Shares				Additional		Other		Receivable
	Preferred	Common	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury	From
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Stockholders	Total

Balance at January 1, 2000	45,000	5,000,000	$1	$50	$50,457	$(89,519)	$—	$(419)	$(125)	$(39,555)
Purchase of treasury stock								(3)		(3)
Repayment on notes receivable from stockholders									24	24
Net income						7,251				7,251

Balance at December 31, 2000	45,000	5,000,000	1	50	50,457	(82,268)	—	(422)	(101)	(32,283)
Issuance of treasury stock								200		200
Repayment on notes receivable from stockholders									15	15
Comprehensive income:
Net income						6,481				6,481
Cumulative effect of adopting SFAS 133							(745)			(745)
Reclassification of derivative losses to earnings							1,125			1,125
Change in fair value of derivatives (net of tax of $510)							(787)			(787)

Total comprehensive income										6,074

Balance at December 31, 2001	45,000	5,000,000	1	50	50,457	(75,787)	(407)	(222)	(86)	(25,994)
Issuance of treasury stock								60		60
Repayment on notes receivable from stockholders									18	18
Comprehensive income:
Net income						13,000				13,000
Reclassification of derivative gains to earnings							(512)			(512)
Change in fair value of derivatives (net of tax of $652)							1,022			1,022

Total comprehensive income										13,510

Balance at December 31, 2002	45,000	5,000,000	$1	$50	$50,457	$(62,787)	$103	$(162)	$(68)	$(12,406)

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000

OPERATING ACTIVITIES
Net income	$13,000	$6,481	$7,251
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	15,915	15,234	12,666
Loss (earnings) of joint ventures	49	(811)	791
Minority interests	(400)	984	999
Deferred income taxes	(101)	850	861
Loss (gain) on dispositions of property and equipment	(448)	(292)	171
Other, net	(36)	2,619	(239)
Changes in assets and liabilities (2001 shown net of effect of acquisition):
Accounts receivable	(21,718)	17,623	(7,186)
Contract revenues in excess of billings	10,163	(2,711)	1,994
Inventories	410	(2,090)	2,122
Prepaid expenses and other current assets	2,572	427	(6,120)
Accounts payable and accrued expenses	2,972	(13,941)	8,239
Billings in excess of contract revenues	6,042	(4,282)	(4,066)

Net cash flows from operating activities	28,420	20,091	17,483
INVESTING ACTIVITIES
Purchases of property and equipment	(18,345)	(13,791)	(14,128)
Dispositions of property and equipment	5,598	608	512
Distributions from joint ventures	—	874	225
Investments in joint ventures	—	—	(309)
Purchase of NASDI stock, net of cash acquired of $5,000	—	(30,548)	—
Purchase of minority partner’s share in NATCO Limited Partnership and North American Trailing Company	(4,500)	—	—

Net cash flows from investing activities	(17,247)	(42,857)	(13,700)
FINANCING ACTIVITIES
Repayments of long-term debt	(11,000)	(9,000)	(6,700)
Borrowings under (repayments of) revolving loans, net	(1,000)	(4,000)	2,500
Proceeds from 11 1/4% subordinated debt issued	—	39,700	—
Treasury stock activity, net	—	200	(3)
Financing fees	(325)	(2,696)	—
Repayment on notes receivable from stockholders	18	15	24

Net cash flows from financing activities	(12,307)	24,219	(4,179)

Net change in cash and equivalents	(1,134)	1,453	(396)
Cash and equivalents at beginning of year	2,590	1,137	1,533

Cash and equivalents at end of year	$1,456	$2,590	$1,137

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$19,677	$18,516	$17,811

Cash paid for taxes	$6,677	$5,775	$10,677

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. Summary of significant accounting policies

Organization and recapitalization

Great Lakes Dredge & Dock Corporation and its subsidiaries (the Company) are in the business of marine construction, primarily dredging, and commercial and industrial demolition services. The Company’s primary dredging customers are domestic and foreign government agencies, and its primary demolition customers are general contractors, corporations that commission projects, non-profit institutions such as universities and hospitals, and local government and municipal agencies.

In 1998, Great Lakes Dredge & Dock Corporation effected a recapitalization whereby the common stock held by the former owner was redeemed using a portion of the proceeds from $115,000 of senior subordinated debt, its bank credit facility, and its preferred and common stock, which was sold to Vectura Holding Company, LLC (Vectura) and certain members of management. As a result of the recapitalization and subsequent stock activity, certain members of Company management currently own approximately 15% of the outstanding common stock and Vectura owns approximately 84%.

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of Great Lakes Dredge & Dock Corporation and its majority-owned subsidiaries, including North American Site Developers, Inc. since its acquisition in April 2001 (See Note 2). All significant intercompany accounts and transactions are eliminated. The equity method of accounting is used for investments in unconsolidated investees in which the Company has significant influence. Other investments, if any, are carried at cost.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue and cost recognition on contracts

Substantially all of the Company’s contracts for dredging services are fixed-price contracts, which provide for remeasurement based on actual quantities dredged. The majority of the Company’s demolition contracts are also fixed-price contracts, with others managed as time-and-materials or rental projects. Contract revenues are recognized under the percentage-of-completion method, based on the Company’s engineering estimates of the physical percentage completed for dredging projects and using a cost-to-cost approach for demolition projects. For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each dredging project. For demolition contracts, contract revenues are adjusted to reflect the estimated gross profit percentage. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Change orders are negotiated when a change in conditions from the original contract specifications is encountered, necessitating a change in project performance methodology and/or material disposal. Thus, the resulting change order is considered a change in the scope of the original project to which it relates. Significant expenditures incurred incidental to major contracts are deferred and recognized as contract costs based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

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

Property and equipment

Capital additions, improvements and major renewals are classified as property and equipment and are carried at cost. Maintenance and repairs are charged to earnings as incurred. Depreciation is provided over the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives by class of assets are 10 years for buildings and improvements, 5 to 10 years for furniture and fixtures and 3 to 30 years for operating equipment. Leasehold improvements are amortized over the shorter of their remaining useful lives or the lives of the leases.

Long-lived assets

Long-lived assets are comprised of property and equipment and goodwill. Pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to estimated recoverable value. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less costs to sell. Goodwill is assessed annually for impairment and is reduced for any excess of its carrying amount over its fair value, according to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

Fair value of financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates. At December 31, 2002 and 2001, the Company had long-term subordinated notes outstanding with recorded book values of $154,769 and $154,728, respectively. The fair value of these notes was $161,386 and $158,294 at December 31, 2002 and 2001, respectively, based on quoted market prices. The Company is contingently liable under letters of credit and other financial guarantees. It is not practicable to estimate the fair value of these financial instruments; however, the Company does not expect any material losses to result from these financial instruments since performance is not likely to be required. The estimated fair values of the Company’s risk management instruments have been determined using available market information and valuation methodologies.

Capital stock

The Company has authorized and issued 250,000 and 45,000 shares, respectively, of preferred stock. The preferred stock has a stated value of $1,000 per share and is entitled to annual dividends, if declared. Such dividends are cumulative, whether or not declared, and accrue at the rate of 12%, compounding annually. All outstanding shares of preferred stock are subject to mandatory redemption in 2018, at their stated value plus cumulative dividends accrued and unpaid thereon. At December 31, 2002, dividends in arrears on the preferred stock were $28,719. The Company has authorized and issued 25,000,000 and 1,636,100 shares, respectively, of class A voting common stock, and 25,000,000 and 3,363,900 shares, respectively, of class B nonvoting common stock, with a par value of $.01 per share.

Recent accounting pronouncements

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be assessed annually for impairment, with the initial assessment to be completed within the first six months following adoption of the standard. The required initial impairment evaluation was performed in the first quarter of 2002 resulting in no impairment in the value of the Company’s goodwill. On a pro forma basis, if the provisions of SFAS No. 142 had been implemented at the beginning of 2001, the Company’s 2001 net income would have been higher by $1,455, due to the exclusion of goodwill amortization.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and as such, the provisions of SFAS No. 146 will be applied prospectively if it impacts the Company through relevant restructuring activities or other disposal or exit activities.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others.”

The interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under guarantee, with certain exceptions. The disclosure requirements of FIN No. 45 are effective for the Company as of December 31, 2002 and the recognition requirements are to be applied prospectively for guarantees issued or modified after December 31, 2002. The Company does not expect the recognition requirements of FIN No. 45 to have a material impact on results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities) and how to determine when and which business enterprise should consolidate the variable interest entities. The transitional disclosure requirements of FIN No. 46 take effect immediately and are required in all financial statements issued after January 31, 2003, if certain conditions are met. Additionally, the provisions of FIN No. 46 apply immediately to all enterprises with variable interests in variable interest entities created after January 31, 2003, and they apply in the first fiscal year beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect adoption of this interpretation to have a material impact on results of operations or financial position.

Reclassifications

Certain amounts in the 2000 and 2001 financial statements have been reclassified to conform to the 2002 presentation.

2.     Acquisitions

Purchase of minority partner’s interests in subsidiaries

In November 2002, the Company purchased its foreign minority partner’s interests in NATCO Limited Partnership and North American Trailing Company, the subsidiary entities through which the Company conducted the majority of its hopper dredging operations. The Company paid $4,500 to acquire these interests, which had a combined book value of $2,950 at the time of acquisition. The $1,550 excess purchase price paid over book value of the assets acquired, net of a deferred tax asset of $370, has been allocated to the operating equipment and will be depreciated on a straight-line basis over the remaining useful lives of the equipment. As of the end of 2002, these subsidiary entities have been dissolved and all hopper dredging operations will be conducted by Great Lakes Dredge & Dock Company, a wholly-owned dredging subsidiary of the Company.

North American Site Developers, Inc.

In April 2001, the Company purchased 80% of the capital stock of North American Site Developers, Inc. (NASDI), a demolition service provider located in the Boston, Massachusetts area, for a total purchase price of $38,548. The Company issued $40,000 of its 11 1/4% senior subordinated notes due 2008 to fund the cash portion of the acquisition price and pay related fees and expenses.

The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations of NASDI are included in the Company’s consolidated statement of operations from the date of the acquisition. Goodwill in the amount of $30,860 was recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and was amortized for the remainder of 2001 on a straight-line basis over 15 years. The Company discontinued amortizing goodwill effective January 1, 2002 under the provisions of SFAS No. 142.

The results of operations for the year ended December 31, 2002 include the results of NASDI. The following pro forma combined results of operations for the year ended December 31, 2001 have been prepared assuming the acquisition had occurred as of the beginning of the year. The pro forma amounts include adjustments to reflect increased interest on debt incurred to finance the acquisition and exclude amortization of goodwill. The unaudited pro forma operating results which follow have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had this acquisition been consummated at the beginning of the period presented.

	Actual	Pro forma
	2002	2001

Contract revenues	$362,602	$329,931
Operating income	38,206	37,497
Income before income taxes and minority interests	17,023	15,754
Net income	13,000	8,251

3. Accounts receivable

Accounts receivable are as follows:

	2002	2001

Completed contracts	$15,134	$11,776
Contracts in progress	31,466	16,774
Retainage	6,511	3,228

	53,111	31,778
Allowance for doubtful accounts	(986)	(1,371)

	$52,125	$30,407

4. Contracts in progress

The components of contracts in progress are as follows:

	2002	2001

Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$190,837	$156,539
Amounts billed	(179,468)	(136,401)

Costs and earnings in excess of billings for contracts in progress	11,369	20,138
Costs and earnings in excess of billings for completed contracts	1,683	3,077

	$13,052	$23,215

Prepaid contract costs	$3,218	$5,390

Billings in excess of costs and earnings:
Amounts billed	$(69,909)	$(77,860)
Costs and earnings for contracts in progress	58,994	72,987

	$(10,915)	$(4,873)

5. Property and equipment

Property and equipment are as follows:

	2002	2001

Land	$2,712	$2,712
Buildings and improvements	1,849	1,849
Furniture and fixtures	5,123	4,838
Operating equipment	266,172	253,989

	275,856	263,388
Accumulated depreciation	(136,437)	(122,075)

	$139,419	$141,313

6.     Investments in joint ventures

At December 31, 2002 and 2001, the Company had a 50% ownership interest in Amboy Aggregates (Amboy), whose primary business is the dredge mining and sale of fine aggregate, and a 20% ownership interest in Riovia S.A. (Riovia), a venture whose sole business is the performance of a dredging contract in Argentina and Uruguay.

In the third quarter of 2001, the Company changed its method of accounting for its investment in Riovia to the equity method from the cost method. The impact of this change was insignificant to the Company’s financial position and results of operations. In the third quarter of 2002, the Company reclassified its investment in Riovia, which totaled $730, to assets held for sale, a component of other current assets, based on an offer by a venture partner to acquire the Company’s remaining interest in the venture. The investment balance of $413 at December 31, 2001 was also reclassified for comparability. In 2002, the Company recognized equity earnings of $317 for the period prior to reclassification of the investment to assets held for sale. The sale is expected to be completed early in the second quarter of 2003.

The Company continues to account for its investment in Amboy using the equity method. The following table includes Amboy’s summarized financial information for the periods presented.

	2002	2001	2000

Current assets	$5,731	$6,909	$6,910
Non-current assets	9,485	10,477	11,240

Total assets	15,216	17,386	18,150

Current liabilities	(3,872)	(3,855)	(3,931)
Non-current liabilities	(239)	(1,694)	(4,003)

Equity	$11,105	$11,837	$10,216

Revenue	$16,170	$18,937	$15,440
Costs and expenses	(16,902)	(17,316)	(17,022)

Net income (loss)	$(732)	$1,621	$(1,582)

Amboy has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. The loan matures in October 2003. The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest which at December 31, 2002 totaled $796.

7. Accrued expenses

Accrued expenses are as follows:

	2002	2001

Payroll and employee benefits	$8,615	$6,273
Interest	6,880	6,721
Insurance	6,477	5,386
U.S. income and other taxes	4,721	6,492
Equipment leases	831	1,313
Derivative liability	—	670
Foreign income taxes	783	164
Other	1,807	1,478

	$30,114	$28,497

8. Long-term debt

Long-term debt is as follows:

	2002	2001

Senior bank debt:
Term loan	$11,000	$22,000
Revolving loan	4,000	5,000
11 1/4% subordinated debt	154,769	154,728
Subordinated promissory notes	3,000	3,000

	172,769	184,728
Current maturities of long-term debt	(11,000)	(11,000)

	$161,769	$173,728

The Company has a credit agreement (Credit Agreement) with a group of banks consisting of a term loan and a $70,000 aggregate revolving credit facility which may be used for borrowings or for letters of credit, expiring in 2006. The terms of the Credit Agreement provide for interest rate spreads based on the Company’s debt level compared to earnings, as defined, and allow for various interest rate options for loan amounts and periods that are selected at the discretion of the Company. At December 31, 2002 and 2001, the weighted average borrowing rate was 3.8% and 4.7%, respectively, excluding amortization of financing fees, which adds 5.5% and 1.8% to the weighted average borrowing rate, respectively. The Company also pays an annual commitment fee of up to 0.5% on the average daily unused capacity available under the revolving credit facility. At December 31, 2002, the Company had $10,844 in undrawn letters of credit outstanding related primarily to contract performance guarantees; therefore, remaining availability under the aggregate revolving credit facility was $55,156.

Borrowings under the Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of $35,892 at December 31, 2002 and are guaranteed by certain subsidiaries of the Company. The Credit Agreement also contains provisions that require the Company to maintain a minimum net worth and certain other financial ratios, limit payment of dividends and restrict certain other transactions. The Company is in compliance with its various covenants under the Credit Agreement.

Quarterly principal payments of the term loan are required as specified in the Credit Agreement. Annual prepayments of principal may be required to the extent the Company has excess cash, as defined, and voluntary prepayments are allowed. All prepayments modify the requirements for scheduled principal payments. The remaining $11,000 balance of the term loan at December 31, 2002 will mature in 2003.

On August 19, 1998, the Company issued $115,000 of senior subordinated notes (Notes) which will mature on August 15, 2008. On April 24, 2001, the Company issued an additional $40,000 of the Notes to fund the acquisition of NASDI. These additional notes were issued at a discount of $300, which is being amortized to interest expense over the remaining term of these notes. Interest on the Notes accrues at a rate of 11 1/4% per annum and is payable semi-annually. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including borrowings under the Credit Agreement. The Company’s obligations under the Notes are guaranteed on a senior subordinated basis by NASDI and the Company’s wholly-owned domestic subsidiaries.

Financing fees related to the Credit Agreement and the Notes are deferred and amortized over the respective terms of the borrowings.

Also in connection with the acquisition of NASDI, the Company issued two junior subordinated promissory notes totaling $3,000 from NASDI, payable to the NASDI management stockholders. Interest on these notes is calculated at the rate of 6.0%, payable annually. The principal is payable in a single installment on March 31, 2004, subject to the right to defer payment until December 31, 2004 based on the financial performance of NASDI, as specified in the promissory note agreement.

9.     Risk management activities

The Company uses derivative instruments to manage commodity price and foreign currency exchange risks. Such instruments are not used for trading purposes. As of December 31, 2002, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through October 2004. As of December 31, 2002, there were 15.4 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $0.68 to $0.75 per gallon. At December 31, 2002 and 2001, the fair value of these contracts was estimated to be a gain (loss) of $169 and $(670), respectively, based on quoted market prices. The fair value at December 31, 2002 and 2001 is recorded in other current assets and accrued liabilities on the balance sheet, respectively. The Company had no foreign currency hedge contracts outstanding at December 31, 2002 or 2001.

The Company has designated its fuel hedge arrangements as cash flow hedges, resulting in the following activity in accumulated other comprehensive income (loss) (net of income taxes):

	2002	2001

Cumulative effect of adopting SFAS No. 133 as of January 1, 2001		$(745)
Accumulated other comprehensive loss as of January 1, 2002	$(407)
Net losses (gains) reclassified into earnings from accumulated other comprehensive loss	(512)	1,125
Change in fair value of derivatives	1,022	(787)

Accumulated other comprehensive income (loss) as of December 31	$103	$(407)

Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial. The remaining losses included in accumulated other comprehensive income at December 31, 2002 will be reclassified into earnings over the next twenty-two months, corresponding to the period during which the hedged fuel is expected to be utilized.

10.     Treasury stock

In 2002, the Company reissued 60,000 shares of its common stock at a value of $60 to certain members of management as discretionary bonuses. In 2001, the Company reissued 182 shares and 18,182 shares of its preferred and common stock, respectively, to a director of the Company for proceeds of $200. At December 31, 2002 and 2001, stockholders’ deficit included amounts receivable of $68 and $86, respectively, from an executive officer for a portion of her purchased shares.

11. Income taxes

The provision for income taxes is as follows:

	2002	2001	2000

Federal:
Current	$2,579	$3,855	$3,551
Current foreign	1,000	—	2,288
Deferred	(135)	799	787
State:
Current	945	857	734
Deferred	34	51	74

	$4,423	$5,562	$7,434

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate as follows:

	2002	2001	2000

Tax provision at statutory U.S. federal income tax rate	$6,198	$4,559	$5,489
Write-off of insurance claim receivable	(3,740)	—	—
State income tax, net of federal income tax benefit	646	590	525
Foreign taxes deducted, net of federal income tax benefit	660	—	1,487
Interest expense, net of federal income tax benefit	577	—	—
Non-deductible goodwill amortization	—	509	—
Other	82	(96)	(67)

Income tax provision	$4,423	$5,562	$7,434

In 2002, the Company received a tax deduction for the write-off of the tax basis of an insurance claim receivable of $11,000 related to litigation settlement payments made in 1997. For book purposes, the insurance reimbursement had been assigned to the Company’s former owner as part of its recapitalization in 1998 and, therefore, had no book basis.

For the year ended December 31, 2002, the Company’s income tax provision includes interest expense of $875 on estimated additional federal income tax for the years 1995 to 2000 arising from a reduction in actual tax payments made to foreign tax authorities versus amounts previously reported in the Company’s U.S. federal tax returns for those years. This reallocation of tax liabilities from foreign to domestic is expected to ultimately result in a net tax benefit to the Company of an amount approximating the interest incurred.

The deferred tax assets (liabilities) are as follows:

	2002	2001

Gross deferred tax assets:
Accrued liabilities	$4,793	$4,361
Gross deferred tax liabilities:
Depreciation	(44,214)	(43,927)
Other	(3,074)	(3,072)

	(47,288)	(46,999)

Total net deferred tax liabilities	$(42,495)	$(42,638)

As reported in the balance sheet:
Net current deferred tax assets (included in other current assets)	$3,868	$2,955
Net non-current deferred tax liabilities	(46,363)	(45,593)

Total net deferred tax liabilities	$(42,495)	$(42,638)

12.     Lease commitments

The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2019. The equipment leases contain renewal or purchase options which specify prices at the then fair market value upon the expiration of the lease terms. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. Future minimum operating lease payments for the years ending December 31 are as follows:

2003	$17,858
2004	18,064
2005	18,062
2006	17,875
2007	13,465
Thereafter	70,074

Total minimum lease payments	$155,398

Total rent expense for the years ended December 31, 2002, 2001 and 2000 was $24,105, $19,156 and $17,811, respectively, including amounts for other short-term rentals.

The current portion of capital lease obligations is included in accrued expenses at December 31, 2002 and 2001 for equipment leases of bulldozers, excavators and automobiles in the amounts of $831 and $1,313, respectively. The long-term portion of these leases is included in other long-term liabilities and totaled $849 and $1,135, respectively. The terms of these leases extend through 2006.

13.     Retirement plans

The Company sponsors two 401(k) savings plans, one which covers substantially all non-union salaried employees (Salaried Plan) and the second which covers its non-union hourly employees (Hourly Plan). Under both plans, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. Additionally, the Salaried Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of the Salaried Plan. The Company’s expense for matching and discretionary contributions for 2002, 2001 and 2000 was $2,974, $2,608 and $2,491, respectively.

The Company also contributes to various multi-employer pension plans pursuant to collective bargaining agreements. In the event of a plan’s termination or Company withdrawal from a plan, the Company may be liable for a portion of the plan’s unfunded vested benefits. As of December 31, 2002, unfunded amounts, if any, are not significant. Total contributions to multi-employer pension plans for the years ended December 31, 2002, 2001 and 2000 were $4,659, $4,194 and $2,307, respectively.

14.     Segment information and concentrations of risk

The Company and its subsidiaries currently operate in two reportable segments: dredging and demolition. Prior to the acquisition of NASDI in April 2001, the Company’s only reportable segment was dredging. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Segment information for 2002 and 2001 is provided as follows:

	2002	2001

Dredging
Contract revenues	$313,098	$294,958
Operating income	30,707	31,813
Depreciation and amortization	14,780	13,219
Total assets	243,114	237,121
Property and equipment, net	135,852	137,233
Investment in equity method investee	5,552	5,918
Capital expenditures	17,567	13,296

Demolition
Contract revenues	$49,504	$23,839
Operating income	7,499	1,331
Depreciation and amortization	1,135	2,015
Total assets	44,372	45,102
Property and equipment, net	3,567	4,080
Investment in equity method investee	—	—
Capital expenditures	778	495

	2002	2001

Total
Contract revenues	$362,602	$318,797
Operating income	38,206	33,144
Depreciation and amortization	15,915	15,234
Total assets	287,486	282,223
Property and equipment, net	139,419	141,313
Investment in equity method investee	5,552	5,918
Capital expenditures	18,345	13,791

In 2002, 2001 and 2000, 59.0%, 70.2% and 67.4%, respectively, of contract revenues were earned from dredging contracts with federal government agencies. At December 31, 2002 and 2001, approximately 39.7% and 59.4%, respectively, of accounts receivable, including contract revenues in excess of billings, were due on dredging contracts with federal government agencies.

The Company derived revenues and gross profit (loss) from foreign project operations for the years ended December 31, as follows:

	2002	2001	2000

Contract revenues	$52,294	$29,359	$71,752
Costs of contract revenues	(45,249)	(27,015)	(68,069)

Gross profit (loss)	$7,045	$2,344	$3,683

The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

Certain foreign projects performed by the Company have warranty periods, typically spanning no more than three to five years beyond project completion, whereby the Company retains responsibility to maintain the project site to certain specifications during the warranty period. Generally, any potential liability of the Company is mitigated by insurance, shared responsibilities with consortium partners, and/or recourse to owner-provided specifications. The Company does not anticipate having to perform under its warranty provisions; therefore, no liability has been reflected at December 31, 2002 related to its potential warranty obligations.

15.     Commitments and contingencies

In the normal course of business, the Company is a defendant in various other legal proceedings. Resolution of these claims is not expected to have a material impact on the financial position or operations of the Company.

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. The Company obtains its performance and bid bonds through a bonding agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $60,826 at December 31, 2002. The bonding agreement contains financial and operating covenants that limit the ability of the Company to incur indebtedness, create liens and take certain other actions. The Company is in compliance with its various covenants under the bonding agreement. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range between $5 to $10 million. At December 31, 2002, the Company had outstanding performance bonds valued at approximately $290 million, based on the estimated remaining revenue value of bonded projects.

As is customary with negotiated contracts with the federal government, the government has the right to audit the books and records of the Company to ensure compliance with such contracts and applicable federal laws. The government has the ability to seek a price adjustment based on the results of such audit. Any such audits have not had and are not expected to have a material impact on the financial position, operations or cash flows of the Company.

16.     Supplemental condensed consolidating financial information

The payment obligations of the Company under the 11 1/4% subordinated debt are guaranteed by NASDI and the Company’s wholly-owned domestic subsidiaries (Subsidiary Guarantors). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company’s non-guarantor subsidiaries and for GLD Corporation. The 2002 Subsidiary Guarantor information includes the operations related to NATCO and North American, pursuant to the Company’s acquisition of the minority partner’s remaining shares in November 2002, as discussed in Note 2.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet at December 31, 2002

	Guarantor	Other	GLD		Consolidated
ASSETS	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Current assets:
Cash and equivalents	$1,451	$5	$—	$—	$1,456
Accounts receivable, net	52,125	—	—	—	52,125
Receivables from affiliates	7,970	2,983	—	(10,953)	—
Contract revenues in excess of billings	13,052	—	—	—	13,052
Inventories	13,282	—	—	—	13,282
Prepaid expenses and other current assets	17,132	—	1,151	—	18,283

Total current assets	105,012	2,988	1,151	(10,953)	98,198
Property and equipment, net	101,889	86	37,444	—	139,419
Goodwill	29,405	—	—	—	29,405
Investments in subsidiaries	3,044	—	126,494	(129,538)	—
Notes receivable from affiliates	—	—	21,000	(21,000)	—
Inventories	9,828	—	—	—	9,828
Investments in joint ventures	5,552	—	—	—	5,552
Other assets	2,671	—	2,413	—	5,084

	$257,401	$3,074	$188,502	$(161,491)	$287,486

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$31,809	$—	$(108)	$(103)	$31,598
Payables to affiliates	3,945	—	7,008	(10,953)	—
Accrued expenses	18,658	—	11,456	—	30,114
Current portion of obligations under capital leases	—	—	—	—	—
Billings in excess of contract revenues	10,915	—	—	—	10,915
Current maturities of long-term debt	6,000	—	11,000	(6,000)	11,000

Total current liabilities	71,327	—	29,356	(17,056)	83,627
Long-term debt	3,000	—	158,769	—	161,769
Notes payable to affiliates	15,000	—	—	(15,000)	—
Deferred income taxes	34,233	30	12,100	—	46,363
Other	5,104	—	683	—	5,787

Total liabilities	128,664	30	200,908	(32,056)	297,546
Minority interests	—	—	—	2,346	2,346
Stockholders’ equity (deficit)	128,737	3,044	(12,406)	(131,781)	(12,406)

	$257,401	$3,074	$188,502	$(161,491)	$287,486

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet at December 31, 2001

	Guarantor	Other	GLD		Consolidated
ASSETS	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Current assets:
Cash and equivalents	$2,515	$75	$—	$—	$2,590
Accounts receivable, net	27,629	2,778	—	—	30,407
Receivables from affiliates	5,051	6,613	6,000	(17,664)	—
Current portion of net investment in direct financing leases	—	1,946	1,661	(3,607)	—
Contract revenues in excess of billings	21,120	2,095	—	—	23,215
Inventories	9,691	4,600	—	—	14,291
Prepaid expenses and other current assets	17,291	778	830	—	18,899

Total current assets	83,297	18,885	8,491	(21,271)	89,402
Property and equipment, net	85,942	15,118	40,253	—	141,313
Goodwill	29,405	—	—	—	29,405
Net investment in direct financing leases	—	—	—	—	—
Investments in subsidiaries	18,932	—	121,345	(140,277)	—
Notes receivable from affiliate	12,796	—	21,000	(33,796)	—
Inventories	9,229	—	—	—	9,229
Investments in joint ventures	5,918	—	—	—	5,918
Other assets	3,651	—	3,305	—	6,956

	$249,170	$34,003	$194,394	$(195,344)	$282,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,294	$4,619	$—	$—	$30,913
Payables to affiliates	14,966	2,698	—	(17,664)	—
Accrued expenses	14,294	3,951	10,252	—	28,497
Current portion of obligations under capital leases	—	3,607	—	(3,607)	—
Billings in excess of contract revenues	4,873	—	—	—	4,873
Current maturities of long-term debt	—	—	11,000	—	11,000

Total current liabilities	60,427	14,875	21,252	(21,271)	75,283
Long-term debt	3,000	—	170,728	—	173,728
Note payable to affiliate	21,000	—	12,796	(33,796)	—
Deferred income taxes	32,549	172	12,872	—	45,593
Other	5,090	494	2,333	—	7,917

Total liabilities	122,066	15,541	219,981	(55,067)	302,521
Minority interests	—	—	—	5,696	5,696
Stockholders’ equity (deficit)	127,104	18,462	(25,587)	(145,973)	(25,994)

	$249,170	$34,003	$194,394	$(195,344)	$282,223

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income for the Year Ended December 31, 2002

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Contract revenues	$388,638	$—	$—	$(26,036)	$362,602
Costs of contract revenues	(318,746)	(64)	(1,781)	26,036	(294,555)

Gross profit	69,892	(64)	(1,781)	—	68,047
General and administrative expenses	(29,655)	(31)	(155)	—	(29,841)

Operating income	40,237	(95)	(1,936)	—	38,206
Interest expense, net	(3,309)	—	(17,825)	—	(21,134)
Equity in (loss) earnings of subsidiaries	(3,000)	—	26,656	(23,656)	—
Equity in loss of joint ventures	(49)	—	—	—	(49)

Income before income taxes and minority interests	33,879	(95)	6,895	(23,656)	17,023
Provision for income taxes	(10,571)	43	6,105	—	(4,423)
Minority interests	—	—	—	400	400

Net income (loss)	$23,308	$(52)	$13,000	$(23,256)	$13,000

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income for the Year Ended December 31, 2001

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Contract revenues	$269,101	$61,658	$—	$(11,962)	$318,797
Costs of contract revenues	(218,725)	(51,596)	(2,074)	11,962	(260,433)

Gross profit	50,376	10,062	(2,074)	—	58,364
General and administrative expenses	(20,189)	(4,881)	(150)	—	(25,220)

Operating income (loss)	30,187	5,181	(2,224)	—	33,144
Interest, net	(2,511)	(576)	(17,841)	—	(20,928)
Equity in earnings of subsidiaries	2,832	—	19,956	(22,788)	—
Equity in earnings (loss) of joint venture	811	—	—	—	811

Income (loss) before income taxes and minority interests	31,319	4,605	(109)	(22,788)	13,027
Provision for income taxes	(11,192)	(960)	6,590	—	(5,562)
Minority interests	—	—	—	(984)	(984)

Net income	$20,127	$3,645	$6,481	$(23,772)	$6,481

Condensed Consolidating Statement of Income for the Year Ended December 31, 2000

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Contract revenues	$309,318	$43,096	$—	$(13,360)	$339,054
Costs of contract revenues	(260,571)	(34,672)	259	13,360	(281,624)

Gross profit	48,747	8,424	259	—	57,430
General and administrative expenses	(18,356)	(3,936)	—	—	(22,292)

Operating income	30,391	4,488	259	—	35,138
Interest, net	819	(978)	(18,504)	—	(18,663)
Equity in earnings of subsidiaries	3,259	—	18,798	(22,057)	—
Equity in loss of joint ventures	(791)	—	—	—	(791)

Income before income taxes and minority interests	33,678	3,510	553	(22,057)	15,684
Provision for income taxes	(14,761)	629	6,698	—	(7,434)
Minority interests	—	—	—	(999)	(999)

Net income	$18,917	$4,139	$7,251	$(23,056)	$7,251

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Cash Flows for the Year Ended December 31, 2002

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Operating Activities
Net income	$23,308	$(52)	$13,000	$(23,256)	$13,000
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	13,201	63	2,651	—	15,915
Loss (earnings) of subsidiaries and joint ventures	3,049	—	(26,656)	23,656	49
Minority interests	—	—	—	(400)	(400)
Deferred income taxes	701	(30)	(772)	—	(101)
Gain on dispositions of property and equipment	(448)	—	—	—	(448)
Other, net	1,206	—	(1,242)	—	(36)
Changes in assets and liabilities:					—
Accounts receivable	(21,718)	—	—	—	(21,718)
Contract revenues in excess of billings	10,163	—	—	—	10,163
Inventories	410	—	—	—	410
Prepaid expenses and other current assets	2,910	—	(338)	—	2,572
Accounts payable and accrued expenses	1,876	—	1,096	—	2,972
Billings in excess of contract revenues	6,042	—	—	—	6,042

Net cash flows from operating activities	40,700	(19)	(12,261)	—	28,420
Investing Activities
Purchases of property and equipment	(18,345)	—	—	—	(18,345)
Dispositions of property and equipment	5,598	—	—	—	5,598
Purchase of minority partner’s share in NATCO Limited Partnership and North American Trailing Company	(4,500)	—	—	—	(4,500)

Net cash flows from investing activities	(17,247)	—	—	—	(17,247)
Financing Activities
Repayments of long-term debt	—	—	(11,000)	—	(11,000)
Borrowings under (repayments of) revolving loans, net	—	—	(1,000)	—	(1,000)
Principal receipts (payments) on capital leases	(1,661)	—	1,661	—	—
Net change in accounts with affiliates	(22,913)	23	22,890	—	—
Financing fees	—	—	(325)	—	(325)
Repayment on notes receivable from stockholders	—	—	18	—	18

Net cash flows from financing activities	(24,574)	23	12,244	—	(12,307)

Net change in cash and equivalents	(1,121)	4	(17)	—	(1,134)
Cash and equivalents at beginning of year	2,589	1	—	—	2,590

Cash and equivalents at end of year	$1,468	$5	$(17)	$—	$1,456

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2001

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Operating Activities
Net income	$20,127	$3,645	$6,481	$(23,772)	$6,481
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10,538	1,866	2,830	—	15,234
Earnings of subsidiaries and joint ventures	(3,472)	—	(20,127)	22,788	(811)
Minority interests	—	—	—	984	984
Deferred income taxes	1,798	4	(952)	—	850
Gain on dispositions of property and equipment	(292)	—	—	—	(292)
Other, net	1,273	214	1,132	—	2,619
Changes in assets and liabilities (net of effect of acquisition):
Accounts receivable	17,381	242	—	—	17,623
Contract revenues in excess of billings	(1,904)	(807)	—	—	(2,711)
Inventories	(1,453)	(637)	—	—	(2,090)
Prepaid expenses and other current assets	443	66	(82)	—	427
Accounts payable and accrued expenses	(12,365)	1,662	(3,238)	—	(13,941)
Billings in excess of contract revenues	(4,282)	—	—	—	(4,282)

Net cash flows from operating activities	27,792	6,255	(13,956)	—	20,091
Investing Activities
Purchases of property and equipment	(11,261)	(2,530)	—	—	(13,791)
Dispositions of property and equipment	608	—	—	—	608
Distributions from joint ventures	874	—	—	—	874
Investment in NASDI	—	—	(30,548)	—	(30,548)
Principal payments (receipts) on direct financing leases	—	1,714	(1,714)	—	—
Payments (receipts) on note with affiliate	—	515	(515)	—	—

Net cash flows from investing activities	(9,779)	(301)	(32,777)	—	(42,857)
Financing Activities
Repayments of long-term debt	—	—	(9,000)	—	(9,000)
Borrowings under (repayments of) revolving loans, net	—	—	(4,000)	—	(4,000)
Proceeds from 11 1/4% subordinated debt issued	—	—	39,700	—	39,700
Principal receipts (payments) on capital leases	—	(3,544)	3,544	—	—
Net change in accounts with affiliates	(13,222)	(3,726)	16,948	—	—
Treasury stock activity, net	—	—	200	—	200
Financing fees	(2,022)	—	(674)	—	(2,696)
Repayment on notes receivable from stockholders	—	—	15	—	15
Dividends	400	(2,000)	1,600	—	—
Contributions from partners	—	1,600	(1,600)	—	—

Net cash flows from financing activities	(14,844)	(7,670)	46,733	—	24,219

Net change in cash and equivalents	3,169	(1,716)	—	—	1,453
Cash and equivalents at beginning of year	(654)	1,791	—	—	1,137

Cash and equivalents at end of year	$2,515	$75	$—	$—	$2,590

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2000

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Operating Activities
Net income	$18,917	$4,139	$7,251	$(23,056)	$7,251
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	6,719	3,122	2,825	—	12,666
Loss (earnings) of subsidiaries and joint ventures	(2,468)	—	(18,798)	22,057	791
Minority interests	—	—	—	999	999
Deferred income taxes	4,046	(1,796)	(1,389)	—	861
Loss (gain) on dispositions of property and equipment	(135)	(4)	310	—	171
Other, net	(558)	(624)	943	—	(239)
Changes in assets and liabilities:		—			—
Accounts receivable	(7,569)	383	—	—	(7,186)
Contract revenues in excess of billings	2,146	(152)	—	—	1,994
Inventories	2,168	(46)	—	—	2,122
Prepaid expenses and other current assets	(5,125)	(441)	(554)	—	(6,120)
Accounts payable and accrued expenses	10,342	794	(2,897)	—	8,239
Billings in excess of contract revenues	(2,089)	(1,977)	—	—	(4,066)

Net cash flows from operating activities	26,394	3,398	(12,309)	—	17,483
Investing Activities
Purchases of property and equipment	(12,836)	(1,292)	—	—	(14,128)
Dispositions of property and equipment	512	—	—	—	512
Distributions from joint ventures	225	—	—	—	225
Investments in joint ventures	(309)	—	—	—	(309)
Principal payments (receipts) on direct financing leases	—	5,169	(5,169)	—	—
Payments (receipts) on note with affiliate	—	689	(689)	—	—

Net cash flows from investing activities	(12,408)	4,566	(5,858)	—	(13,700)
Financing Activities
Repayments of long-term debt	—	—	(6,700)	—	(6,700)
Borrowings under (repayments of) revolving loans, net	—	—	2,500	—	2,500
Principal receipts (payments) on capital leases	5,169	(7,444)	2,275	—	—
Net change in accounts with affiliates	(20,453)	382	20,071	—	—
Treasury stock activity, net	—	—	(3)	—	(3)
Repayment on notes receivable from stockholders	—	—	24	—	24
Dividends	360	(1,800)	1,440	—	—
Contributions from partners	—	1,440	(1,440)	—	—

Net cash flows from financing activities	(14,924)	(7,422)	18,167	—	(4,179)

Net change in cash and equivalents	(938)	542	—	—	(396)
Cash and equivalents at beginning of year	284	1,249	—	—	1,533

Cash and equivalents at end of year	$(654)	$1,791	$—	$—	$1,137

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners
Amboy Aggregates

We have audited the accompanying balance sheets of AMBOY AGGREGATES (A JOINT VENTURE) as of December 31, 2002 and 2001, and the related statements of operations and partners’ capital and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amboy Aggregates (A Joint Venture) as of December 31, 2002 and 2001, and its results of operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

J.H. Cohn LLP

Roseland, New Jersey
January 16, 2003