Form 10-Q
period 2003-03-31
GREAT LAKES DREDGE & DOCK CORP
filed 2003-05-09
CIK 885538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 333-64687

GREAT LAKES DREDGE & DOCK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3634726 (IRS Employer Identification No.)

2122 York Road, Oak Brook, Illinois (Address of principal executive offices)	60523 (Zip Code)

Registrant’ telephone number, including area code: (630) 574-3000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

     As of May 8, 2003, there were outstanding 1,616,982 shares of Class A Common Stock, 3,363,900 shares of Class B Common Stock and 44,857 shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2003

INDEX

Part I	Financial Information
	Item 1	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002
Condensed Consolidated Statements of Income for the Three Months ended March 31, 2003 and 2002
Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2003 and 2002
Notes to Unaudited Condensed Consolidated Financial Statements
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 3	Quantitative and Qualitative Disclosures About Market Risk
	Item 4	Controls and Procedures
Part II	Other Information
	Item 6	Exhibits and Reports on Form 8-K
Signature
Certifications
Exhibit Index

Part I - Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2003	2002

Assets
Current assets:
Cash and equivalents	$617	$1,456
Accounts receivable, net	45,197	52,125
Contract revenues in excess of billings	17,742	13,052
Inventories	14,121	13,282
Prepaid expenses and other current assets	18,560	18,283

Total current assets	96,237	98,198
Property and equipment, net	138,723	139,419
Goodwill	29,405	29,405
Inventories	10,019	9,828
Investments in joint ventures	6,462	5,552
Other assets	4,950	5,084

Total assets	$285,796	$287,486

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$31,568	$31,598
Accrued expenses	23,680	30,114
Billings in excess of contract revenues	6,362	10,915
Current maturities of long-term debt	7,287	11,000

Total current liabilities	68,897	83,627
Long-term debt	170,779	161,769
Deferred income taxes	46,921	46,363
Other	5,700	5,787

Total liabilities	292,297	297,546
Minority interest	2,367	2,346
Commitments and contingencies (Note 10)	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value; 250,000 shares authorized:
45,000 issued; 44,857 outstanding in 2003 and 2002	1	1
Common stock, $.01 par value; 50,000,000 shares authorized:
5,000,000 issued; 4,980,882 outstanding in 2003 and 2002	50	50
Additional paid-in capital	50,457	50,457
Accumulated deficit	(59,300)	(62,787)
Accumulated other comprehensive income	135	103
Treasury stock, at cost; 143 preferred shares and 19,118 common shares in 2003 and 2002	(162)	(162)
Note receivable from stockholder	(49)	(68)

Total stockholders’ deficit	(8,868)	(12,406)

Total liabilities and stockholders’ deficit	$285,796	$287,486

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2003	2002

Contract revenues	$99,693	$78,973
Costs of contract revenues	81,655	64,757

Gross profit	18,038	14,216
General and administrative expenses	6,941	6,720

Operating income	11,097	7,496
Interest expense, net	(5,056)	(5,295)
Equity in earnings (loss) of joint venture	67	(321)
Minority interests	(21)	1,113

Income before income taxes	6,087	2,993
Income tax expense	(2,600)	(1,357)

Net income	$3,487	$1,636

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2003	2002

Operating Activities
Net income	$3,487	$1,636
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	4,067	3,855
Loss (earnings) of equity method investment	(67)	321
Minority interests	21	(1,113)
Deferred income taxes	(137)	(219)
Gain on dispositions of property and equipment	(3)	(61)
Other, net	314	552
Changes in assets and liabilities:
Accounts receivable, net	6,928	(20,939)
Contract revenues in excess of billings	(4,690)	9,631
Inventories	(1,030)	(666)
Prepaid expenses and other current assets	596	(1,441)
Accounts payable and accrued expenses	(6,464)	(7,845)
Billings in excess of contract revenues	(4,553)	(1,756)

Net cash flows from operating activities	(1,531)	(18,045)
Investing Activities
Purchases of property and equipment	(3,371)	(7,530)
Dispositions of property and equipment	3	155
Equity investment in land acquisition	(843)	—

Net cash flows from investing activities	(4,211)	(7,375)
Financing Activities
Repayments of long-term debt	(3,713)	(2,500)
Borrowings of revolving loans, net of repayments	9,000	26,500
Financing fees	(403)	—
Repayment on note receivable from stockholder	19	18

Net cash flows from financing activities	4,903	24,018

Net change in cash and equivalents	(839)	(1,402)
Cash and equivalents at beginning of period	1,456	2,590

Cash and equivalents at end of period	$617	$1,188

Supplemental Cash Flow Information
Cash paid for interest	$8,977	$9,126

Cash paid for taxes	$2,432	$4,137

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands)

1.   Basis of presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, these financial statements do not include all the information in the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the dates presented. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company”) and the notes thereto, included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2002.

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

3.   Comprehensive income

          Total comprehensive income comprises net income and net unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended March 31, 2003 and 2002 was $3,519 and $2,450, respectively.

4.   Risk management activities

          The Company uses derivative instruments to manage commodity price and foreign currency exchange risks. Such instruments are not used for trading purposes. As of March 31, 2003, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through October 2004. As of March 31, 2003, there were 10.9 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $0.68 to $0.75 per gallon. At March 31, 2003 and December 31, 2002, the fair value on these contracts was estimated to be $222 and $169, respectively, based on quoted market prices, and is recorded in other current assets. Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial. The remaining gains included in accumulated other comprehensive income at March 31, 2003 will be reclassified into earnings over the next nineteen months, corresponding to the period during which the hedged fuel is expected to be utilized.

          The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates. At March 31, 2003 and December 31, 2002, the Company had long-term subordinated notes outstanding with a recorded book value of $154,779 and $154,769, respectively. The fair value of these notes was $162,750 and $161,386 at March 31, 2003 and December 31, 2002, respectively, based on quoted market prices.

5.   Accounts receivable

          Accounts receivable at March 31, 2003 and December 31, 2002 are as follows:

	March 31,	December 31,
	2003	2002

Completed contracts	$9,382	$15,134
Contracts in progress	28,874	31,466
Retainage	7,950	6,511

	46,206	53,111
Allowance for doubtful accounts	(1,009)	(986)

	$45,197	$52,125

6.   Contracts in progress

          The components of contracts in progress at March 31, 2003 and December 31, 2002 are as follows:

	March 31,	December 31,
	2003	2002

Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$288,037	$190,837
Amounts billed	(271,609)	(179,468)

Costs and earnings in excess of billings for contracts in progress	16,428	11,369
Costs and earnings in excess of billings for completed contracts	1,314	1,683

	$17,742	$13,052

Prepaid contract costs (included in prepaid expenses and other current assets)	$2,221	$3,218

Billings in excess of costs and earnings:
Amounts billed	$(50,393)	$(69,909)
Costs and earnings for contracts in progress	44,031	58,994

	$(6,362)	$(10,915)

7.   Accrued expenses

          Accrued expenses at March 31, 2003 and December 31, 2002 are as follows:

	March 31,	December 31,
	2003	2002

Insurance	$6,741	$6,477
U.S. income and other taxes	5,467	4,721
Payroll and employee benefits	3,826	8,615
Interest	2,568	6,880
Fixed equipment costs	1,890	—
Other	3,188	3,421

	$23,680	$30,114

8.   Long-term debt

          In March 2003, the Company amended its Credit Agreement to increase its revolving credit facility from $70,000 to $80,000. The revolving credit facility may be used for borrowings or for letters of credit; it expires in 2006.

9.   Segment information

          The Company and its subsidiaries operate in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Segment information for the periods presented is as follows:

	Three Months Ended
	March 31,

	2003	2002

Dredging
Contract revenues	$91,369	$70,303
Operating income	10,298	6,087
Demolition
Contract revenues	$8,324	$8,670
Operating income	799	1,409
Total
Contract revenues	$99,693	$78,973
Operating income	11,097	7,496

10.   Commitments and contingencies

          At March 31, 2003, the Company is contingently liable, in the normal course of business, for $14,655 in undrawn letters of credit, with the majority relating primarily to contract performance guarantees and one covering the Company’s insurance payment liabilities.

          Amboy Aggregates, a joint venture in which the Company has a 50% equity interest, has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest, which totaled $1,259 at March 31, 2003.

          The Company finances certain key vessels used in its operations with off-balance sheet lease arrangements with unrelated lessors, requiring annual rentals of $17 to $18 million. These off-balance sheet leases contain default provisions which are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. Additionally, it is impractical to develop an estimate of the maximum potential exposure under these lease indemnification arrangements, since it is entirely dependent on the unique tax circumstances of each lessor.

          A substantial portion of the Company’s operating equipment serves as collateral for borrowings under the Company’s Credit Agreement and issuance of performance and bid bonds under its bonding agreement with a surety company. The net book value of such equipment at March 31, 2003 does not materially differ from the value at December 31, 2002. Both the Credit Agreement and bonding agreement contain certain provisions and covenants; the Company is in compliance with such covenants at March 31, 2003. The performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range between $5 to $10 million. At March 31, 2003, the Company had outstanding performance bonds valued at approximately $210 million, based on the estimated remaining revenue value of bonded projects.

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

11.   Supplemental condensed consolidating financial information

               Included in the Company’s long-term debt is $155,000 of 11¼% senior subordinated notes which will mature on August 15, 2008. The payment obligations of the Company under the senior subordinated notes are guaranteed by the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company’s non-guarantor subsidiaries and for the Company (“GLD Corporation”). The Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2002 include the operations of NATCO Limited Partnership and North American Trailing Company within the non-guarantor subsidiary information. Pursuant to the Company’s acquisition of the minority partner’s remaining shares in November 2002, these entities were dissolved effective December 31, 2002 and all subsequent activity is conducted by Great Lakes Dredge & Dock Company, a wholly-owned subsidiary of the Company and a Subsidiary Guarantor.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Balance Sheet at March 31, 2003

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

ASSETS
Current assets:
Cash and equivalents	$580	$37	$—	$—	$617
Accounts receivable, net	45,197	—	—	—	45,197
Receivables from affiliates	12,607	2,975	6,000	(21,582)	—
Contract revenues in excess of billings	17,742	—	—	—	17,742
Inventories	14,121	—	—	—	14,121
Prepaid expenses and other current assets	17,204	—	1,356	—	18,560

Total current assets	107,451	3,012	7,356	(21,582)	96,237
Property and equipment, net	101,990	70	36,663	—	138,723
Goodwill, net of amortization	29,405	—	—	—	29,405
Investments in subsidiaries	5,295	—	132,944	(138,239)	—
Notes receivable from affiliates	—	—	13,500	(13,500)	—
Inventories	10,019	—	—	—	10,019
Investments in joint ventures	6,462	—	—	—	6,462
Other assets	2,560	—	2,390	—	4,950

	$263,182	$3,082	$192,834	$(173,321)	$285,796

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$31,561	$—	$—	$7	$31,568
Payables to affiliates	8,745	—	6,837	(15,582)	—
Accrued expenses	16,326	30	7,324	—	23,680
Billings in excess of contract revenues	6,362	—	—	—	6,362
Current maturities of long-term debt	6,000	—	7,287	(6,000)	7,287

Total current liabilities	68,994	30	21,448	(21,575)	68,897
Long-term debt	3,000	—	167,779	—	170,779
Notes payable to affiliates	13,500	—	—	(13,500)	—
Deferred income taxes	35,088	22	11,811	—	46,921
Other	5,017	—	683	—	5,700

Total liabilities	125,599	52	201,721	(35,075)	292,297
Minority interests	—	—	—	2,367	2,367
Stockholders’ equity (deficit)	137,583	3,030	(8,868)	(140,613)	(8,868)

	$263,182	$3,082	$192,834	$(173,321)	$285,796

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Balance Sheet at December 31, 2002

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

ASSETS
Current assets:
Cash and equivalents	$1,451	$5	$—	$—	$1,456
Accounts receivable, net	52,125	—	—	—	52,125
Receivables from affiliates	7,970	2,983	—	(10,953)	—
Contract revenues in excess of billings	13,052	—	—	—	13,052
Inventories	13,282	—	—	—	13,282
Prepaid expenses and other current assets	17,132	—	1,151	—	18,283

Total current assets	105,012	2,988	1,151	(10,953)	98,198
Property and equipment, net	101,889	86	37,444	—	139,419
Goodwill	29,405	—	—	—	29,405
Investments in subsidiaries	3,044	—	126,494	(129,538)	—
Notes receivable from affiliates	—	—	21,000	(21,000)	—
Inventories	9,828	—	—	—	9,828
Investments in joint ventures	5,552	—	—	—	5,552
Other assets	2,671	—	2,413	—	5,084

	$257,401	$3,074	$188,502	$(161,491)	$287,486

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$31,809	$—	$(108)	$(103)	$31,598
Payables to affiliates	3,945	—	7,008	(10,953)	—
Accrued expenses	18,658	—	11,456	—	30,114
Billings in excess of contract revenues	10,915	—	—	—	10,915
Current maturities of long-term debt	6,000	—	11,000	(6,000)	11,000

Total current liabilities	71,327	—	29,356	(17,056)	83,627
Long-term debt	3,000	—	158,769	—	161,769
Notes payable to affiliates	15,000	—	—	(15,000)	—
Deferred income taxes	34,233	30	12,100	—	46,363
Other	5,104	—	683	—	5,787

Total liabilities	128,664	30	200,908	(32,056)	297,546
Minority interests	—	—	—	2,346	2,346
Stockholders’ equity (deficit)	128,737	3,044	(12,406)	(131,781)	(12,406)

	$257,401	$3,074	$188,502	$(161,491)	$287,486

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Income for the three months ended March 31, 2003

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Contract revenues	$99,693	$—	$—	$—	$99,693
Costs of contract revenues	(81,173)	(16)	(356)	(110)	(81,655)

Gross profit (loss)	18,520	(16)	(356)	(110)	18,038
General and administrative expenses	(6,902)	(9)	(30)	—	(6,941)

Operating income (loss)	11,618	(25)	(386)	(110)	11,097
Interest expense, net	(683)	—	(4,373)	—	(5,056)
Equity in (loss) earnings of subsidiaries	(23)	—	6,454	(6,431)	—
Equity in earnings of joint venture	67	—	—	—	67
Minority interest	—	—	—	(21)	(21)

Income (loss) before income taxes	10,979	(25)	1,695	(6,562)	6,087
Income tax (expense) benefit	(4,403)	11	1,792	—	(2,600)

Net income (loss)	$6,576	$(14)	$3,487	$(6,562)	$3,487

Condensed Consolidating Statement of Income for the three months ended March 31, 2002

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Contract revenues	$68,644	$15,460	$—	$(5,131)	$78,973
Costs of contract revenues	(51,039)	(18,505)	(344)	5,131	(64,757)

Gross profit (loss)	17,605	(3,045)	(344)	—	14,216
General and administrative expenses	(5,338)	(1,382)	—	—	(6,720)

Operating income (loss)	12,267	(4,427)	(344)	—	7,496
Interest expense, net	(684)	(121)	(4,490)	—	(5,295)
Equity in (loss) earnings of subsidiaries	(3,539)	—	5,118	(1,579)	—
Equity in loss of joint venture	(321)	—	—	—	(321)
Minority interests	—	—	—	1,113	1,113

Income (loss) before income taxes	7,723	(4,548)	284	(466)	2,993
Income tax (expense) benefit	(2,535)	(174)	1,352	—	(1,357)

Net income (loss)	$5,188	$(4,722)	$1,636	$(466)	$1,636

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2003

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Operating Activities
Net income (loss)	$6,576	$(14)	$3,487	$(6,562)	$3,487
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	3,270	16	781	—	4,067
Loss (earnings) of subsidiaries and joint ventures	90	—	(6,698)	6,541	(67)
Minority interest	—	—	—	21	21
Deferred income taxes	(533)	(8)	404	—	(137)
Gain on dispositions of property and equipment	(3)	—	—	—	(3)
Other, net	291	—	23	—	314
Changes in assets and liabilities:
Accounts receivable, net	6,928	—	—	—	6,928
Contract revenues in excess of billings	(4,690)	—	—	—	(4,690)
Inventories	(1,030)	—	—	—	(1,030)
Prepaid expenses and other current assets	782	—	(186)	—	596
Accounts payable and accrued expenses	(2,470)	30	(4,024)	—	(6,464)
Billings in excess of contract revenues	(4,553)	—	—	—	(4,553)

Net cash flows from operating activities	4,658	24	(6,213)	—	(1,531)
Investing Activities
Purchases of property and equipment	(3,371)	—	—	—	(3,371)
Dispositions of property and equipment	3	—	—	—	3
Investment in joint venture	(843)	—	—	—	(843)

Net cash flows from investing activities	(4,211)	—	—	—	(4,211)
Financing Activities
Repayments of long-term debt	—	—	(3,713)	—	(3,713)
Borrowings of revolving loans, net of repayments	—	—	9,000	—	9,000
Net change in accounts with affiliates	(1,337)	8	1,329	—	—
Financing fees	—	—	(403)	—	(403)
Repayment on note receivable from stockholder	19				19

Net cash flows from financing activities	(1,318)	8	6,213	—	4,903

Net change in cash and equivalents	(871)	32	—	—	(839)
Cash and equivalents at beginning of period	1,451	5	—	—	1,456

Cash and equivalents at end of period	$580	$37	$—	$—	$617

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2002

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Operating Activities
Net income (loss)	$5,188	$(4,722)	$1,636	$(466)	$1,636
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	2,664	529	662	—	3,855
Earnings (loss) of subsidiaries and joint ventures	3,930	—	(5,188)	1,579	321
Minority interests	—	—	—	(1,113)	(1,113)
Deferred income taxes	362	(323)	(258)	—	(219)
Gain on dispositions of property and equipment	(61)	—	—	—	(61)
Other, net	247	(4)	309	—	552
Changes in assets and liabilities:		—
Accounts receivable, net	(14,284)	(6,655)	—	—	(20,939)
Contract revenues in excess of billings	10,489	(858)	—	—	9,631
Inventories	(508)	(158)	—	—	(666)
Prepaid expenses and other current assets	(2,405)	1,053	(89)	—	(1,441)
Accounts payable and accrued expenses	(1,665)	(1,672)	(4,508)	—	(7,845)
Billings in excess of contract revenues	(1,756)	—	—	—	(1,756)

Net cash flows from operating activities	2,201	(12,810)	(7,436)	—	(18,045)
Investing Activities
Purchases of property and equipment	(7,449)	(81)	—	—	(7,530)
Dispositions of property and equipment	155	—	—	—	155

Net cash flows from investing activities	(7,294)	(81)	—	—	(7,375)
Financing Activities
Repayments of long-term debt	—	—	(2,500)	—	(2,500)
Borrowing of revolving loans, net of repayments	—	—	26,500	—	26,500
Principal receipts (payments) on capital leases	—	(656)	656	—	—
Net change in accounts with affiliates	3,696	13,524	(17,220)	—	—
Repayment on note receivable from stockholder	18	—	—	—	18

Net cash flows from financing activities	3,714	12,868	7,436	—	24,018

Net change in cash and equivalents	(1,379)	(23)	—	—	(1,402)
Cash and equivalents at beginning of period	2,515	75	—	—	2,590

Cash and equivalents at end of period	$1,136	$52	$—	$—	$1,188

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

General

The Company is the largest provider of dredging services in the United States. Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: Capital, Maintenance and Beach Nourishment, in which the Company experienced an average combined U.S. bid market share of 42% over the last three years. The Company’s bid market is defined as the population of projects on which it bid or could have bid if not for capacity constraints (“bid market”). In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which averaged 16% of its contract revenues over the last three years.

The Company also owns 80% of the capital stock of North American Site Developers, Inc. (“NASDI”), a demolition service provider located in the Boston, Massachusetts area. NASDI’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials. The NASDI management stockholders retain a 20% non-voting interest in NASDI.

The Company’s equity in earnings of joint ventures relates to the Company’s 50% ownership interest in Amboy Aggregates (“Amboy”) which is accounted for using the equity method. Through November 2002, the Company conducted certain hopper dredging activities, primarily maintenance and beach nourishment projects, through the operations of NATCO Limited Partnership (“NATCO”) and North American Trailing Company (“North American”). On November 25, 2002, the Company purchased its foreign minority partner’s interests in NATCO and North American for $4.5 million. These subsidiary entities were dissolved at the end of 2002, and all hopper dredging activities are now being conducted by Great Lakes Dredge & Dock Company, a wholly-owned dredging subsidiary of the Company. Therefore, minority interest solely reflects NASDI management stockholders’ 20% interest in NASDI.

Results of Operations

The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,

	2003	2002

Contract revenues	100.0%	100.0%
Costs of contract revenues	(81.9)	(82.0)

Gross profit	18.1	18.0
General and administrative expenses	(7.0)	(8.5)

Operating income	11.1	9.5
Interest expense, net	(5.0)	(6.7)
Equity in earnings of joint ventures	—	(0.4)
Minority interest	—	1.4

Income before income taxes	6.1	3.8
Income tax expense	(2.6)	(1.7)

Net income	3.5%	2.1%

EBITDA	15.2%	14.4%

“EBITDA,” as provided herein, represents earnings from continuing operations before interest expense (net), income taxes and depreciation expense, and excludes equity in earnings from joint ventures and minority interests. The Company’s EBITDA is included as it is a basis upon which the Company assesses its financial performance, and certain covenants in the Company’s borrowing arrangements are tied to similar measures. The Company believes EBITDA is a useful measure for the users of its financial statements because it provides information that can be used to evaluate the effectiveness of the Company’s business from an operational perspective, exclusive of costs to finance its activities and exclusive of income taxes and depreciation of operating assets, none of which is directly relevant to the efficiency of its operations. The Company’s measure of EBITDA may not be comparable to similar measurements used by other companies and should not be construed as a substitute for other performance or liquidity measures such as net income, operating income or operating cash flows reported in accordance with accounting principles generally accepted in the United States of America (GAAP). EBITDA is reconciled to operating income, as follows:

	Three Months Ended
	March 31,

	2003	2002

Operating income	$11,097	$7,496
Depreciation	4,067	3,855

EBITDA	$15,164	$11,351

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three and nine months ended and backlog as of the periods indicated:

	Three Months Ended
	March 31,

Revenues (in thousands)	2003	2002

Dredging:
Capital - U.S	$53,813	$26,414
Capital - foreign	10,037	10,514
Beach	19,790	26,574
Maintenance	7,729	6,801
Demolition	8,324	8,670

	$99,693	$78,973

	March 31,

Backlog (in thousands)	2003	2002

Dredging:
Capital - U.S	$214,790	$76,994
Capital - foreign	50,212	93,093
Beach	11,287	38,293
Maintenance	5,483	2,153
Demolition	15,770	26,689

	$297,542	$237,222

First quarter 2003 revenues were $99.7 million, an increase of $20.7 million or 26.2%, over first quarter 2002 revenues of $79.0 million. The increase in 2003 was predominantly a result of additional domestic capital dredging work, much of which was added to the Company’s backlog in the second half of 2002. The Company’s gross profit margin remained consistent at 18.1% for the first quarter of 2003 compared to 18.0% for the same period of 2002. Although the 2003 quarter included a proportionately higher amount of capital domestic dredging work, which is generally performed at higher margins than foreign or other domestic dredging types of work, the demolition segment experienced some downward adjustments on a couple of its projects during the quarter, such that on a consolidated basis, gross profit margins remained level.

Capital projects include large port deepenings and other infrastructure projects. Domestic capital dredging revenue of $53.8 million in the first quarter of 2003 represents an increase of $27.4 million, or more than 100%, compared to the same period of 2002. The 2002 domestic dredging bid market was significantly larger than in prior years and heavily weighted toward Deep Port capital work. The Company successfully bid and won 65% of the 2002 Deep Port bid market and is performing on some of these projects. As discussed previously, the Deep Port projects were authorized by the 1986 Water Resource Development Act (“WRDA”) and subsequent bills. In 1997, the Army Corps of Engineers (“Corps”) announced Deep Port work, authorized by WRDA, to be completed through 2005, with a value in excess of $2.0 billion, and supplemental authorizations have increased this amount to over $3.0 billion. Since the 1997 announcement, numerous projects with a combined revenue value of over $1.3 billion have been let for bid and awarded through the first quarter of 2003. The Company has been the low bidder on projects with a total value of approximately $650 million, representing 50% of the total let for bid and awarded.

During the first quarter of 2003, the Company continued work on the Deep Port projects in Kill Van Kull, New York; Jacksonville Harbor, Florida and Wilmington Harbor, North Carolina, which contributed combined revenue to the quarter of $36.5 million. A new work capital project in the Boston area, for which the Company was excavating a trench for a gas pipeline installation, added another $8.9 million of revenue to the quarter. Additionally, work continued on two foreign capital projects in Bahrain and Ghana, which contributed $9.7 million in total revenue to the quarter. In March, with the onset of the war in Iraq and the uncertainty regarding security in the region, the Company did temporarily suspend operations on its terminal project in Bahrain; however, this suspension only lasted two weeks as it became apparent that the project site was sufficiently secure. Therefore, given the short duration of the suspension, there was no significant impact to the Bahrain project’s schedule or estimate.

Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion. Revenues from beach nourishment projects decreased $6.8 million, to $19.8 million in the first quarter of 2003 from $26.6 million in the first quarter of 2002, due to the shifting of more resources to capital work during the period. During the first quarter, the Company continued work on its beach nourishment project in Townsends/Hereford Inlet, New Jersey and began a project on the Sebastian Inlet in Florida, which added combined revenue of $15.0 million to the quarter.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Maintenance revenues in the first quarter of 2003 of $7.7 million represent an increase of $0.9 million compared to revenues for the same period of 2002 of $6.8 million. The first quarter 2003 revenues were consistent with typical maintenance dredging volume, which varies depending on levels of Midwest precipitation as well as the Company’s available equipment capacity and were derived primarily from Corps maintenance projects in Morehead City, North Carolina; Charleston, South Carolina; and New Haven, Connecticut, as well as two dredge rental projects along the Mississippi River.

NASDI’s demolition revenue for the first quarter of 2003 totaled $8.3 million, compared to $8.7 million for the first quarter of 2002. Over half of NASDI’s first quarter 2003 revenues related to demolition and abatement work at the NECCO Candy facility, the Saltonstall interior office building demolition, and demolition work at the Murphy Federal Center, with the remaining revenue for the quarter attributable to numerous other projects. During the quarter, NASDI incurred downward revisions on estimates for a couple of its projects, both of which incurred costs in excess of those anticipated at year-end, resulting in lower than typical margins for this segment.

Net interest expense for the first quarter of 2003 was $5.1 million, which decreased $0.2 million compared to the first quarter 2002 amount of $5.3 million, due to a reduction in the Company’s bank borrowings. Minority interest expense for the first quarter of 2003 is negligible and is due solely to NASDI’s performance in the quarter, whereas the 2002 first quarter minority interests reflects a gain to the Company of $1.1 million, primarily due to the allocation of NATCO’s 2002 year to date loss to its minority partner.

The Company’s effective income tax rate for the first quarter of 2003 was approximately 42% compared to 45% for the first quarter of 2002. The decline was primarily a result of a reduction in foreign tax expense in 2003.

Net income was $3.5 million for the first quarter of 2003, compared to $1.6 million for the first quarter of 2002. EBITDA (as defined on page 16) was $15.2 million for the first quarter of 2003,

compared to $11.4 million for same period of 2002. The increase in 2003 net income and EBITDA was due to the increase in domestic capital dredging revenues as discussed previously.

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

As of March 31, 2003, the Company had dredging backlog of $281.8 million, which compares to dredging backlog of $350.5 million at December 31, 2002 and $210.5 million at March 31, 2002. Although dredging backlog at March 31, 2003 declined from year-end, it still represents a high level of backlog for the Company. During the quarter, the Company performed on work in its backlog at year-end, while adding only a minimal amount of new work since bidding opportunities declined in the first quarter. This is consistent with recent years, in which the bid market activity slows in the first quarter and then accelerates in the second and third quarters. The annual 2002 bid market was substantially larger than in previous years with total bid volume over $900 million. The 2003 bid market is expected to return to a more average level of $500-600 million. During the first quarter, domestic projects valued at $111 million were let for bid, and the Company was a successful bidder on only $12 million, or 11%, of the domestic work let for bid. The quarter’s bid market was dominated by three projects which were won by competitors, including an additional phase of the Kill Van Kull Deep Port work in New York and two upland disposal maintenance jobs which were bid with relatively low margins and consisted principally of disposal fees with minimal dredging.

Backlog at March 31, 2003 continues to be concentrated in the capital dredging market, both domestic and foreign. The Deep Port capital work, which is generally higher margin work, makes up over 68% of total backlog and much of this work will be performed throughout 2003 and into 2004. Domestic capital backlog at March 31, 2003 includes work remaining on Deep Port projects in Kill Van Kull, New York; Providence River, Rhode Island; Jacksonville, Florida; Los Angeles, California; Houston, Texas; and Manatee Harbor, Florida. Foreign capital project backlog, which comprises $50 million or 17% of the March 31, 2003 backlog, relates primarily to the long-term projects in Ghana and Bahrain, as well as a new project in Alexandria, Egypt, which was bid and won in the first quarter of 2003.

Beach backlog at March 31, 2003 declined to $11 million, as only three small projects were let for bid during the quarter. The Company was low bidder on two of these projects, valued at $5 million, but one of these was subsequently postponed so it was not added to backlog. Project owners have provided schedules identifying beach nourishment projects valued in excess of $100 million which are currently expected to bid later in 2003. This includes two large projects to renourish Hollywood and Venice Beaches in Florida, as well as a number of smaller projects primarily in Florida and New York. It appears that sufficient federal funding was appropriated in the Corps’ 2003 budget which was finally passed in February of this year. However, as seen in recent months, many of these projects keep being postponed due to their specific permitting issues or lack of resolution regarding local/federal cost-sharing arrangements. While it appears that the necessity for this work is there, and that the localities have the incentive to perform these projects, it is uncertain as to when these various issues will be resolved and therefore when these projects will actually be let for bid.

The demolition backlog level at March 31, 2003 was $15.8 million, which compares to $15.2 million at December 31, 2002 and $26.7 million at March 31, 2002. NASDI has continued to encounter additional competition given the slow-down in the economy, but has been able to obtain sufficient work to maintain recent backlog levels and is still expected to meet budget expectations for the year. NASDI management continues to target a number of significant projects for bidding in the near-term, which have the potential to contribute to 2003 and 2004 earnings.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit with the Company’s senior lenders. The Company’s primary uses of cash are funding working capital, capital expenditures and debt service.

In the first quarter of 2003 and 2002, the Company’s net cash used by operating activities totaled $1.5 million and $18.0 million, respectively. The Company’s usage of cash in 2003 declined due to reduced working capital requirements during the quarter associated with normal timing differences on the recognition and billing of revenues, as well as increased net income.

The Company’s net cash flows used in investing activities were $4.2 million for the first quarter of 2003, compared to $7.4 million for the first quarter of 2002. The use of cash relates primarily to equipment acquisitions, which were disproportionately high in the first quarter of 2002. In the first quarter of 2003, the Company also utilized $0.8 million to purchase 50% of a real estate interest related to its Amboy joint venture.

The Company’s net cash flows from financing activities for the first quarter of 2003 totaled $4.9 million compared to $24.0 million in the same period of 2002. In the 2003 quarter, the Company borrowed less on its revolver credit facility since its working capital investment was reduced. In March 2003, the Company amended its Credit Agreement to provide an additional $10 million of revolver capacity and allow for potential repurchase of a portion of its 11¼% notes.

Management believes cash flows from operations and available credit will be sufficient to finance operations, planned capital expenditures and debt service requirements for the foreseeable future. The Company is exploring options to reduce its interest expense, including refinancing of certain operating lease agreements and repurchase of a portion of its subordinated notes. The Company’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to refinance its indebtedness, and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Critical Accounting Policies and Estimates

In preparing its consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. There have been no material changes in or policies or estimates since December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of March 31, 2003 has not significantly changed since December 31, 2002. The market risk profile of the Company on December 31, 2002 is disclosed in the Company’s 2002 Annual Report on Form 10-K.

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

PART II – Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.01	Amendment No. 6 to the Credit Agreement, dated March 31, 2003.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation

Date: May 9, 2003	By:	/s/ Deborah A. Wensel Deborah A. Wensel Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Douglas B. Mackie, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Great Lakes Dredge & Dock Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 9, 2003

/s/ Douglas B. Mackie Douglas B. Mackie Chief Executive Officer

CERTIFICATION

I, Deborah A. Wensel, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Great Lakes Dredge & Dock Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ Deborah A. Wensel Deborah A. Wensel Chief Financial Officer

EXHIBIT INDEX

Number	Document Description

10.01	Amendment No. 6 to the Credit Agreement, dated March 31, 2003.*

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*     Filed or furnished herewith.