Form 10-Q
period 2003-06-30
GREAT LAKES DREDGE & DOCK CORP
filed 2003-08-12
CIK 885538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     As of August 11, 2003, there were outstanding 16,169.82 shares of Class A Common Stock, 33,639 shares of Class B Common Stock and 44,857 shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2003

INDEX

		Page
Part I Financial Information

Item 1	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at	2
	June 30, 2003 and December 31, 2002

	Condensed Consolidated Statements of Income	3
	for the Three and Six Months
	ended June 30, 2003 and 2002

	Condensed Consolidated Statements of Cash Flows	4
	for the Six Months ended June 30, 2003 and 2002

	Notes to Unaudited Condensed Consolidated	5
	Financial Statements

Item 2	Management's Discussion and Analysis of	17
	Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures
	About Market Risk	23

Item 4	Controls and Procedures	23

Part II Other Information

Item 6	Exhibits and Reports on Form 8-K	24

Signature		24

Exhibit Index		25

PART I — Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and equivalents	$1,297	$1,456
Accounts receivable, net	61,870	52,125
Contract revenues in excess of billings	14,441	13,052
Inventories	14,866	13,282
Prepaid expenses and other current assets	19,043	18,283

Total current assets	111,517	98,198
Property and equipment, net	137,705	139,419
Goodwill	29,405	29,405
Inventories	10,173	9,828
Investments in joint ventures	6,668	5,552
Other assets	4,506	5,084

Total assets	$299,974	$287,486

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$44,636	$31,598
Accrued expenses	25,678	30,114
Billings in excess of contract revenues	4,134	10,915
Current maturities of long-term debt	4,525	11,000

Total current liabilities	78,973	83,627
Long-term debt	171,790	161,769
Deferred income taxes	47,674	46,363
Other	5,595	5,787

Total liabilities	304,032	297,546
Minority interest	2,276	2,346
Commitments and contingencies (Note 12)	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value; 250,000 shares authorized:
45,000 issued; 44,857 outstanding in 2003 and 2002	1	1
Common stock, $.01 par value; 2003: 500,000 shares authorized, 50,000 shares issued and 49,808.82 shares outstanding; 2002: 50,000,000 shares authorized, 5,000,000 shares issued and 4,980,882 shares outstanding	50	50
Additional paid-in capital	50,457	50,457
Accumulated deficit	(56,807)	(62,787)
Accumulated other comprehensive income	176	103
Treasury stock, at cost; 143 preferred shares and 19,118 common shares in 2003 and 2002	(162)	(162)
Note receivable from stockholder	(49)	(68)

Total stockholders’ deficit	(6,334)	(12,406)

Total liabilities and stockholders’ deficit	$299,974	$287,486

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Contract revenues	$104,364	$84,415	$204,057	$163,388
Costs of contract revenues	89,256	69,619	170,911	134,376

Gross profit	15,108	14,796	33,146	29,012
General and administrative expenses	6,499	6,606	13,440	13,326

Operating income	8,609	8,190	19,706	15,686
Interest expense, net	(5,137)	(5,299)	(10,193)	(10,594)
Equity in earnings of joint venture	677	403	744	82
Minority interests	91	208	70	1,321

Income before income taxes	4,240	3,502	10,327	6,495
Income tax benefit (expense)	(1,747)	2,342	(4,347)	985

Net income	$2,493	$5,844	$5,980	$7,480

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,

	2003	2002

Operating Activities
Net income	$5,980	$7,480
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	8,135	7,912
Earnings of equity method investment	(744)	(82)
Minority interests	(70)	(1,321)
Deferred income taxes	495	318
Gain on dispositions of property and equipment	(110)	(406)
Other, net	665	809
Changes in assets and liabilities:
Accounts receivable, net	(9,745)	(14,364)
Contract revenues in excess of billings	(1,389)	8,252
Inventories	(1,929)	188
Prepaid expenses and other current assets	2,442	(1,616)
Accounts payable and accrued expenses	8,602	(2,441)
Billings in excess of contract revenues	(6,781)	(1,976)

Net cash flows from operating activities	5,551	2,753
Investing Activities
Purchases of property and equipment	(9,337)	(11,755)
Dispositions of property and equipment	129	555
Disposition of interest in Riovia investment	1,200	—
Equity investment in land acquisition	(843)	—

Net cash flows from investing activities	(8,851)	(11,200)
Financing Activities
Repayments of long-term debt	(6,475)	(5,000)
Borrowings of revolving loans, net of repayments	10,000	13,000
Financing fees	(403)	—
Repayment on note receivable from stockholder	19	18

Net cash flows from financing activities	3,141	8,018

Net change in cash and equivalents	(159)	(429)
Cash and equivalents at beginning of period	1,456	2,590

Cash and equivalents at end of period	$1,297	$2,161

Supplemental Cash Flow Information
Cash paid for interest	$9,528	$9,751

Cash paid for taxes	$6,010	$3,980

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

     Total comprehensive income comprises net income and net unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended June 30, 2003 and 2002 was $2,534 and $5,681, respectively. Total comprehensive income for the six months ended June 30, 2003 and 2002 was $6,053 and $8,131, respectively.

4.	Risk management activities

     The Company uses derivative instruments to manage commodity price and foreign currency exchange risks. Such instruments are not used for trading purposes. As of June 30, 2003, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through October 2004. As of June 30, 2003, there were 8.6 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $0.72 to $0.75 per gallon. At June 30, 2003 and December 31, 2002, the fair value on these contracts was estimated to be $290 and $169, respectively, based on quoted market prices, and is recorded in other current assets. Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial. The remaining gains included in accumulated other comprehensive income at June 30, 2003 will be reclassified into earnings over the next sixteen months, corresponding to the period during which the hedged fuel is expected to be utilized.

     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates. At June 30, 2003 and December 31, 2002, the Company had long-term subordinated notes outstanding with a recorded book value of $154,790 and $154,769, respectively. The fair value of these notes was $164,300 and $161,386 at June 30, 2003 and December 31, 2002, respectively, based on quoted market prices.

5.	Accounts receivable

     Accounts receivable at June 30, 2003 and December 31, 2002 are as follows:

	June 30,	December 31,
	2003	2002

Completed contracts	$8,131	$15,134
Contracts in progress	43,653	31,466
Retainage	11,123	6,511

	62,907	53,111
Allowance for doubtful accounts	(1,037)	(986)

	$61,870	$52,125

6.	Contracts in progress

     The components of contracts in progress at June 30, 2003 and December 31, 2002 are as follows:

	June 30,	December 31,
	2003	2002

Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$264,884	$190,837
Amounts billed	(250,932)	(179,468)

Costs and earnings in excess of billings for contracts in progress	13,952	11,369
Costs and earnings in excess of billings for completed contracts	489	1,683

	$14,441	$13,052

Prepaid contract costs (included in prepaid expenses and other current assets)	$2,092	$3,218

Billings in excess of costs and earnings:
Amounts billed	$(102,721)	$(69,909)
Costs and earnings for contracts in progress	98,587	58,994

	$(4,134)	$(10,915)

7.	Accrued expenses

     Accrued expenses at June 30, 2003 and December 31, 2002 are as follows:

	June 30,	December 31,
	2003	2002

Interest	$6,762	$6,880
Insurance	6,064	6,477
Payroll and employee benefits	4,624	8,615
U.S. income and other taxes	4,219	4,721
Fixed equipment costs	1,650	—
Other	2,359	3,421

	$25,678	$30,114

8.	Long-term debt

     In March 2003, the Company amended its Credit Agreement to increase its revolving credit facility from $70,000 to $80,000. The revolving credit facility may be used for borrowings or for letters of credit; it expires in 2006.

9.	Reverse stock split

     On April 29, 2003, the Company affected a 100 for 1 reverse stock split of its common stock, such that the number of authorized shares was reduced to 50,000 and the number of outstanding and issued shares reduced accordingly.

10.	Sale of interest in Riovia S.A.

     In May 2003, the Company concluded the sale of its interest in Riovia S.A., a venture whose sole business is the performance of a dredging contract in Argentina and Uruguay. The Company realized a gain of $470, which is reflected in equity from earnings of joint ventures in the statement of income.

11.	Segment information

     The Company and its subsidiaries operate in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Segment information for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Dredging
Contract revenues	$94,828	$72,047	$186,197	$142,350
Operating income	8,825	6,383	19,123	12,470
Demolition
Contract revenues	$9,536	$12,368	$17,860	$21,038
Operating income	(216)	1,807	583	3,216
Total
Contract revenues	$104,364	$84,415	$204,057	$163,388
Operating income	8,609	8,190	19,706	15,686

12.	Commitments and contingencies

Commitments:

     In the third quarter of 2003, the Company entered into an agreement to construct a barge for approximately $5,000 to be delivered in December. The Company also entered into an arrangement to sell two tugboats for approximately $5,200, which is expected to result in a financial gain to the Company upon receipt of the proceeds. The net book value of $2,897 related to the tugboats has been reclassified to assets held for sale of June 30, 2003.

Contingencies:

     At June 30, 2003, the Company is contingently liable, in the normal course of business, for $14,655 in undrawn letters of credit, with the majority relating primarily to contract performance guarantees and one covering the Company’s insurance payment liabilities.

     Amboy Aggregates, a joint venture in which the Company has a 50% equity interest, has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest, which totaled $720 at June 30, 2003.

     In 1997, GLDD purchased rights to dispose of a certain quantity of dredged material in upland disposal sites in New Jersey at an original cost of $3,150 (land rights). In 2002, the Company entered into an agreement with the owner of the site setting forth amended terms and conditions that address the quantity and use of the land rights, among other matters. In 2003, the site owner utilized the remaining availability of the initial disposal site and Company management has learned that it is uncertain when future disposal sites will be made available for the Company to utilize its remaining disposal rights. The Company is currently pursuing action against the owner of the site, but based on the uncertainty of these circumstances, management believes there is a possibility that the Company’s recovery of the land rights at their recorded amount may be impaired. The Company will continue its assessment of whether its land rights may be impaired, as the outcome of these circumstances becomes known. The unused portion of the land rights is recorded at cost of $2,371 and is included in other current and non-current assets on the Company’s consolidated balance sheet at June 30, 2003.

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

     Borrowings under the Company’s Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of $35,892 at December 31, 2002. Additionally, the Company obtains its performance and bid bonds through a bonding agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $60,826 at December 31, 2002. The net book value of equipment serving as collateral under these agreements at June 30, 2003 does not materially differ from the values at December 31, 2002. Both the Credit Agreement and bonding agreement contain certain provisions and covenants; the Company is in compliance with such covenants at June 30, 2003. The performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. Bid bonds are generally obtained for a percentage of bid value and aggregate amounts outstanding typically range between $5 to $10 million. At June 30, 2003, the Company had outstanding performance bonds valued at approximately $400 million; however the revenue value remaining in backlog related to these projects totaled approximately $195 million at June 30, 2003.

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

13.	Supplemental condensed consolidating financial information

     Included in the Company’s long-term debt is $155,000 of 11 1/4% senior subordinated notes which will mature on August 15, 2008. The payment obligations of the Company under the senior subordinated notes are guaranteed by the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company’s non-guarantor subsidiaries and for the Company (“GLD Corporation”). The Condensed Consolidating Statements of Operations and Cash Flows for the three and six months ended June 30, 2002 include the operations of NATCO Limited Partnership and North American Trailing Company within the non-guarantor subsidiary information. Pursuant to the Company’s acquisition of the minority partner’s remaining shares in November 2002, these entities were dissolved effective December 31, 2002 and all subsequent activity is conducted by Great Lakes Dredge & Dock Company, a wholly-owned subsidiary of the Company and a Subsidiary Guarantor.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Balance Sheet at June 30, 2003

	Guarantor	Other	GLD		Consolidated
ASSETS	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Current assets:
Cash and equivalents	$1,219	$78	$—	$—	$1,297
Accounts receivable, net	61,870	—	—	—	61,870
Receivables from affiliates	14,629	2,900	6,000	(23,529)	—
Contract revenues in excess of billings	14,441	—	—	—	14,441
Inventories	14,866	—	—	—	14,866
Prepaid expenses and other current assets	17,270	—	1,773	—	19,043

Total current assets	124,295	2,978	7,773	(23,529)	111,517
Property and equipment, net	101,938	54	35,713	—	137,705
Goodwill	29,405	—	—	—	29,405
Investments in subsidiaries	5,295	—	138,385	(143,680)	—
Notes receivable from affiliates	—	—	12,000	(12,000)	—
Inventories	10,173	—	—	—	10,173
Investments in joint ventures	6,668	—	—	—	6,668
Other assets	2,397	—	2,109	—	4,506

	$280,171	$3,032	$195,980	$(179,209)	$299,974

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$44,629	$—	$—	$7	$44,636
Payables to affiliates	10,428	—	7,101	(17,529)	—
Accrued expenses	15,996	4	9,678	—	25,678
Billings in excess of contract revenues	4,134	—	—	—	4,134
Current maturities of long-term debt	6,000	—	4,525	(6,000)	4,525

Total current liabilities	81,187	4	21,304	(23,522)	78,973
Long-term debt	3,000	—	168,790	—	171,790
Notes payable to affiliates	12,000	—	—	(12,000)	—
Deferred income taxes	36,121	15	11,538	—	47,674
Other	4,913	—	682	—	5,595

Total liabilities	137,221	19	202,314	(35,522)	304,032
Minority interests	—	—	—	2,276	2,276
Stockholders’ equity (deficit)	142,950	3,013	(6,334)	(145,963)	(6,334)

	$280,171	$3,032	$195,980	$(179,209)	$299,974

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Income for the three months ended June 30, 2003

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Contract revenues	$104,364	$—	$—	$—	$104,364
Costs of contract revenues	(88,974)	(16)	(266)	—	(89,256)

Gross profit (loss)	15,390	(16)	(266)	—	15,108
General and administrative expenses	(6,464)	(13)	(22)	—	(6,499)

Operating income (loss)	8,926	(29)	(288)	—	8,609
Interest expense, net	(654)	—	(4,483)	—	(5,137)
Equity in earnings (loss) of subsidiaries	(28)	—	5,581	(5,553)	—
Equity in earnings of joint ventures	677	—	—	—	677
Minority interests	—	—	—	91	91

Income (loss) before income taxes	8,921	(29)	810	(5,462)	4,240
Income tax (expense) benefit	(3,583)	12	1,824	—	(1,747)

Net income (loss)	$5,338	$(17)	$2,634	$(5,462)	$2,493

Condensed Consolidating Statement of Income for the three months ended June 30, 2002

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Contract revenues	$74,767	$16,656	$—	$(7,008)	$84,415
Costs of contract revenues	(60,580)	(15,457)	(590)	7,008	(69,619)

Gross profit (loss)	14,187	1,199	(590)	—	14,796
General and administrative expenses	(4,843)	(1,671)	(92)	—	(6,606)

Operating income (loss)	9,344	(472)	(682)	—	8,190
Interest expense, net	(597)	(197)	(4,505)	—	(5,299)
Equity in (loss) earnings of subsidiaries	(604)	—	9,196	(8,592)	—
Equity in earnings of joint ventures	403	—	—	—	403
Minority interests	—	—	—	208	208

Income (loss) before income taxes	8,546	(669)	4,009	(8,384)	3,502
Income tax benefit (expense)	662	(155)	1,835	—	2,342

Net income (loss)	$9,208	$(824)	$5,844	$(8,384)	$5,844

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Income for the six months ended June 30, 2003

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Contract revenues	$204,057	$—	$—	$—	$204,057
Costs of contract revenues	(170,147)	(32)	(622)	(110)	(170,911)

Gross profit	33,910	(32)	(622)	(110)	33,146
General and administrative expenses	(13,366)	(22)	(52)	—	(13,440)

Operating income	20,544	(54)	(674)	(110)	19,706
Interest expense, net	(1,337)	—	(8,856)	—	(10,193)
Equity in (loss) earnings of subsidiaries	(51)	—	12,035	(11,984)	—
Equity in loss of joint ventures	744	—	—	—	744
Minority interests	—	—	—	70	70

Income (loss) before income taxes	19,900	(54)	2,505	(12,024)	10,327
Income tax (expense) benefit	(7,986)	23	3,616	—	(4,347)

Net income (loss)	$11,914	$(31)	$6,121	$(12,024)	$5,980

Condensed Consolidating Statement of Income for the six months ended June 30, 2002

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Contract revenues	$143,411	$32,116	$—	$(12,139)	$163,388
Costs of contract revenues	(111,619)	(33,962)	(934)	12,139	(134,376)

Gross profit (loss)	31,792	(1,846)	(934)	—	29,012
General and administrative expenses	(10,181)	(3,053)	(92)	—	(13,326)

Operating income (loss)	21,611	(4,899)	(1,026)	—	15,686
Interest expense, net	(1,281)	(318)	(8,995)	—	(10,594)
Equity in (loss) earnings of subsidiaries	(4,143)	—	14,314	(10,171)	—
Equity in earnings of joint ventures	82	—	—	—	82
Minority interests	—	—	—	1,321	1,321

Income (loss) before income taxes	16,269	(5,217)	4,293	(8,850)	6,495
Income tax (expense) benefit	(1,873)	(329)	3,187	—	985

Net income (loss)	$14,396	$(5,546)	$7,480	$(8,850)	$7,480

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2003

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Operating Activities
Net income (loss)	$11,914	$(31)	$6,121	$(12,024)	$5,980
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	6,372	32	1,731	—	8,135
Earnings of subsidiaries and joint ventures	(693)	—	(12,145)	12,094	(744)
Minority interests	—	—	—	(70)	(70)
Deferred income taxes	1,072	(15)	(562)	—	495
Gain on dispositions of property and equipment	(110)	—	—	—	(110)
Other, net	343	—	322	—	665
Changes in assets and liabilities:		—
Accounts receivable, net	(9,745)	—	—	—	(9,745)
Contract revenues in excess of billings	(1,389)	—	—	—	(1,389)
Inventories	(1,929)	—	—	—	(1,929)
Prepaid expenses and other current assets	3,047	—	(605)	—	2,442
Accounts payable and accrued expenses	10,268	4	(1,670)	—	8,602
Billings in excess of contract revenues	(6,781)	—	—	—	(6,781)

Net cash flows from operating activities	12,369	(10)	(6,808)	—	5,551
Investing Activities
Purchases of property and equipment	(9,337)	—	—	—	(9,337)
Dispositions of property and equipment	129	—	—	—	129
Disposition of interest in Riovia investment	1,200	—	—	—	1,200
Equity investment in land acquisition	(843)	—	—	—	(843)

Net cash flows from investing activities	(8,851)	—	—	—	(8,851)
Financing Activities
Repayments of long-term debt	—	—	(6,475)	—	(6,475)
Borrowings of revolving loans, net of repayments	—	—	10,000	—	10,000
Net change in accounts with affiliates	(3,769)	83	3,686	—	—
Financing fees	—	—	(403)	—	(403)
Repayments on notes receivable from stockholders	19	—	—	—	19

Net cash flows from financing activities	(3,750)	83	6,808	—	3,141

Net change in cash and equivalents	(232)	73	(0)	—	(159)
Cash and equivalents at beginning of period	1,451	5	—	—	1,456

Cash and equivalents at end of period	$1,219	$78	$(0)	$—	$1,297

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2002

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Operating Activities
Net income (loss)	$14,396	$(5,546)	$7,480	$(8,850)	$7,480
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	5,528	1,059	1,325	—	7,912
Loss (earnings) of subsidiaries and joint ventures	4,143	—	(14,396)	10,171	(82)
Minority interests	—	—	—	(1,321)	(1,321)
Deferred income taxes	801	4	(487)	—	318
Gain on dispositions of property and equipment	(406)	—	—	—	(406)
Other, net	304	5	500	—	809
Changes in assets and liabilities:
Accounts receivable, net	(11,384)	(2,980)	—	—	(14,364)
Contract revenues in excess of billings	8,644	(392)	—	—	8,252
Inventories	380	(192)	—	—	188
Prepaid expenses and other current assets	(3,723)	2,229	(122)	—	(1,616)
Accounts payable and accrued expenses	3,322	(2,852)	(2,911)	—	(2,441)
Billings in excess of contract revenues	(1,976)	—	—	—	(1,976)

Net cash flows from operating activities	20,029	(8,665)	(8,611)	—	2,753
Investing Activities
Purchases of property and equipment	(11,507)	(248)	—	—	(11,755)
Dispositions of property and equipment	555	—	—	—	555

Net cash flows from investing activities	(10,952)	(248)	—	—	(11,200)
Financing Activities
Repayments of long-term debt	—	—	(5,000)	—	(5,000)
Borrowings of revolving loans, net of repayments	—	—	13,000	—	13,000
Principal receipts (payments) on capital leases	—	(1,153)	1,153	—	—
Net change in accounts with affiliates	(9,513)	10,073	(560)	—	—
Repayment on note receivable from stockholder		—	18	—	18

Net cash flows from financing activities	(9,513)	8,920	8,611	—	8,018

Net change in cash and equivalents	(436)	7	—	—	(429)
Cash and equivalents at beginning of period	2,515	75	—	—	2,590

Cash and equivalents at end of period	$2,079	$82	$—	$—	$2,161

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

Results of Operations

The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(85.5)	(82.5)	(83.8)	(82.2)

Gross profit	14.5	17.5	16.2	17.8
General and administrative expenses	(6.2)	(7.8)	(6.6)	(8.1)

Operating income	8.3	9.7	9.6	9.7
Interest expense, net	(4.9)	(6.3)	(5.0)	(6.5)
Equity in earnings of joint ventures	0.6	0.5	0.4	—
Minority interest	—	0.2	—	0.8

Income before income taxes	4.0	4.1	5.0	4.0
Income tax expense	(1.6)	2.8	(2.1)	0.6

Net income	2.4%	6.9%	2.9%	4.6%

EBITDA	12.1%	14.5%	13.6%	14.4%

“EBITDA,” as provided herein, represents earnings from continuing operations before interest expense (net), income taxes and depreciation expense, and excludes equity in earnings from joint ventures and minority interests. The Company’s EBITDA is included as it is a basis upon which the Company assesses its financial performance, and certain covenants in the Company’s borrowing arrangements are tied to similar measures. The Company believes EBITDA is a useful measure for the users of its financial statements because it provides information that can be used to evaluate the effectiveness of the Company’s business from an operational perspective, exclusive of costs to finance its activities, income taxes, depreciation of operating assets, and equity in earnings from joint ventures and minority interests, none of which is directly relevant to the efficiency of its operations. The Company’s measure of EBITDA may not be comparable to similar measurements used by other companies and should not be construed as a substitute for other performance or liquidity measures such as net income, operating income or operating cash flows reported in accordance with accounting principles generally accepted in the United States of America (GAAP).

EBITDA is reconciled to net income, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$2,493	$5,844	$5,980	$7,480
Adjusted for:
Interest expense, net	5,137	5,299	10,193	10,594
Income tax expense (benefit)	1,747	(2,342)	4,347	(985)
Depreciation	4,068	4,057	8,135	7,912
Other income *	(768)	(611)	(814)	(1,403)

EBITDA	$12,677	$12,247	$27,841	$23,598

*	Represents equity in earnings of joint venture and minority interest expense.

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three and six months ended and backlog as of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Revenues (in thousands)	2003	2002	2003	2002

Dredging:
Capital — U.S	$56,615	$18,632	$110,428	$45,046
Capital — foreign	19,514	17,421	29,551	27,935
Beach	11,283	24,203	31,073	50,777
Maintenance	7,416	11,791	15,145	18,592
Demolition	9,536	12,368	17,860	21,038

	$104,364	$84,415	$204,057	$163,388

	June 30,

Backlog (in thousands)	2003	2002

Dredging:
Capital — U.S	$177,126	$144,915
Capital — foreign	50,677	79,392
Beach	2,883	25,671
Maintenance	13,989	16,671
Demolition	15,492	28,427

	$260,167	$295,076

Second quarter 2003 revenues were $104.4 million, an increase of $20.0 million or 23.6%, over second quarter 2002 revenues of $84.4 million. Revenues for the first half of 2003 were $204.1 million, an increase of $40.7 million or 24.9% over revenues for the first half of 2002 of $163.4 million. The increase in second quarter and year to date revenues continues to be predominately a result of additional domestic capital dredging work, much of which was added to the

Company’s backlog in the second half of 2002. Although revenues benefited from this additional work, gross profit margins in the second quarter of 2003 declined to 14.5%, compared to 17.5% for the same period of 2002. This was due to the mix of capital projects performed during the period as well as lower margins achieved on certain demolition projects. NASDI continues to be impacted by additional competition in the demolition industry as the economy has slowed, and margins have been tightened accordingly. The second quarter results impacted the year to date gross margins, bringing margins for the first half of 2003 to 16.2% compared to 17.8% for the first half of 2002.

Capital projects include large port deepenings and other infrastructure projects. Domestic capital dredging revenue increased $38.0 million and $65.4 million and in the second quarter and first half of 2003, respectively, as compared to the same periods of 2002. As mentioned previously, this is a result of the significant amount of capital project backlog added in 2002. The 2002 domestic dredging bid market was significantly larger than in prior years and heavily weighted toward Deep Port capital work. The Company successfully bid and won over 60% of the 2002 Deep Port bid market and is performing on some of these projects. As discussed in previous filings, the Deep Port projects were authorized by the 1986 Water Resource Development Act (“WRDA”) and subsequent bills. In 1997, the Army Corps of Engineers (“Corps”) announced Deep Port work, authorized by WRDA, to be completed through 2005, with a value in excess of $2.0 billion, and supplemental authorizations have increased this amount to approximately $4.0 billion, with work to be completed through 2010. Since the 1997 announcement, numerous projects with a combined revenue value of over $1.3 billion have been let for bid and awarded through the second quarter of 2003. The Company has been the low bidder on projects with a total value in excess of $600 million, representing 46% of the total let for bid and awarded.

During the second quarter of 2003, the Company continued work on the Deep Port projects in Kill Van Kull, New York; Jacksonville Harbor, Florida; Wilmington Harbor, North Carolina; and Houston, Texas, which contributed combined revenue to the quarter of $47.5 million. A new work capital project along the Providence River and harbor in the Rhode Island area added another $4.3 million of revenue to the quarter. During the quarter, the Company was awarded the initial dredging phase in Umm Qasr, Iraq which was necessary to allow aid ships to enter the port area to offload. Revenue for this work in Iraq, along with continuing work on the projects in Bahrain and Ghana, totaled $15.1 million for the quarter.

Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion. Second quarter and year to date 2003 revenues from beach nourishment projects decreased $12.9 million and $19.7 million, respectively, as the Company utilized the majority of its resources on capital work during the 2003 periods. During the second quarter, the Company substantially completed beach nourishment projects in Townsends/Hereford Inlet, New Jersey; Sebastian Inlet, Florida; Brevard County, Florida and Ft. Pierce, Florida, adding combined revenue of $10.8 million to the quarter.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Maintenance revenues declined $4.4 million and $3.4 million in the second quarter and first half of 2003, respectively, compared to the same periods of 2002. The decline in maintenance revenue was anticipated as the Company’s fleet continues to be highly utilized performing capital dredging projects, which is generally higher margin work. Second quarter maintenance revenues were primarily derived from five small dredge rental projects along the Mississippi River.

NASDI’s demolition revenue for the second quarter and first half of 2003 declined $2.8 million and $3.2 million, respectively, from the same periods of 2002, as a result of the slow down in the economy. NASDI’s second quarter activity included demolition and site remediation projects at Oak Grove Village and Quarry Street, as well as continuing work on the Suffolk County Courthouse, Murphy Federal Building, and NECCO Candy facility, all of which are located in the Boston area.

Net interest expense for the first quarter and second half of 2003 declined slightly from the same periods of 2002, due to a reduction in the Company’s bank borrowings. Minority interests for the 2003 periods reflects a gain to the Company due solely to NASDI’s performance in the periods, whereas the 2002 minority interest amounts also include the impact of NATCO’s performance.

The Company’s effective income tax rate for the second quarter and first six months of 2003 was approximately 42% compared to a benefit for the same periods of 2002, which resulted from a significant tax deduction taken in the second quarter of 2002. Net income was $2.5 million for the second quarter of 2003, compared to $5.8 million for the second quarter of 2002. For the first half of 2003, net income was $6.0 million compared to $7.5 million for the same period of 2002. Net income for the 2002 periods was favorably impacted by the tax deduction mentioned previously. EBITDA (as defined on page 18) was $12.7 million and $27.8 million for the quarter and six months ended June 30, 2003, compared to $12.2 million and $23.6 million for the same periods of 2002. EBITDA improved in 2003 as a result of the increase in revenues, but was impacted by the lower margins in the 2003 periods.

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

As of June 30, 2003, the Company had dredging backlog of $244.7 million, which compares to dredging backlog of $266.6 million at June 30, 2002 and $281.8 million at March 31, 2003. The 2003 year to date bid market has totaled only $162 million, which represents a relatively low level of activity compared to typical years, which have averaged $250 million of bidding activity in the first half. The near term result has been additional capacity in the industry and therefore increased competition for the bids that have come out. As a result, the Company has won only 16% of the work bid and awarded through June of 2003. Based on recent bid schedules provided by the Corps, it appears that bidding activity will accelerate over the second half of the year, which is consistent with bidding patterns of recent years.

Backlog at June 30, 2003 continues to be concentrated in the capital dredging market, both domestic and foreign. The Deep Port capital work, which is generally higher margin work, makes up approximately 48% of total backlog and much of this work will be performed throughout the remainder of 2003 and into 2004. Domestic capital backlog at June 30, 2003 includes work remaining on Deep Port projects in Kill Van Kull, New York; Jacksonville,

Florida; Los Angeles, California; Houston, Texas; and Manatee Harbor, Florida. Foreign capital project backlog, which comprises $51 million or 19% of the June 30, 2003 backlog, relates primarily to the long-term projects in Ghana and Bahrain, as well as a project in Alexandria, Egypt, which was bid and won in the first quarter of 2003, and continuing work on the Iraq project.

Beach backlog at June 30, 2003 declined to $2.9 million, as only one small project was bid and won by a competitor during the quarter. Project owners have provided schedules identifying beach nourishment projects valued in excess of $100 million, the majority of which are still expected to bid later in 2003. This includes two large projects to renourish Hollywood and Venice Beaches in Florida, as well as a number of smaller projects primarily in Florida and New York. It appears that sufficient federal funding was appropriated in the Corps’ 2003 budget which was finally passed in February of this year. However, as seen in recent months, many of these projects keep being postponed due to their specific permitting issues or lack of resolution regarding local/federal cost-sharing arrangements. While it appears that the necessity for this work is there, and that the localities have the incentive to perform these projects, it is uncertain as to when these various issues will be resolved and therefore when these projects will actually be let for bid.

The demolition backlog level at June 30, 2003 was $15.5 million, which compares to $28.4 million at June 30, 2002 and $15.8 million at March 31, 2003. NASDI has continued to encounter additional competition given the slow-down in the economy; however, NASDI has still been able to obtain sufficient work to maintain recent backlog levels. NASDI management continues to target a number of significant projects for bidding in the near-term, which have the potential to contribute to 2003 and 2004 earnings.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit with the Company’s senior lenders. The Company’s primary uses of cash are funding working capital, capital expenditures and debt service.

The Company’s net cash generated by operating activities for the six months ended June 30, 2003 and 2002 totaled $5.6 million and $2.8 million, respectively. The fluctuation between years is primarily a result of the normal timing differences on the recognition and billing of revenues.

The Company’s net cash flows used in investing activities were $8.9 million compared to $11.2 million for the first half of 2003 and 2002, respectively. The use of cash relates primarily to equipment acquisitions, which were disproportionately high in the first half of 2002. In 2003, the Company also utilized $0.8 million to purchase 50% of a real estate interest related to its Amboy joint venture and received $1.2 million related to the sale of its joint venture investment in Riovia.

In the third quarter of 2003, the Company entered into an agreement to construct a barge for approximately $5.0 million to be delivered in December. The Company has also entered into an arrangement to sell two tugboats for approximately $5.2 million, which is expected to result in a financial gain to the Company upon receipt of the proceeds.

The Company’s net cash flows from financing activities for the first half of 2003 totaled $3.1 million compared to $8.0 million in the same period of 2002. In 2003 period, the Company made increased payments on its term bank loan and borrowed less on its revolver credit facility since its working capital investment was reduced.

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

Critical Accounting Policies and Estimates

In preparing its consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. There have been no material changes in policies or estimates since December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of June 30, 2003 has not significantly changed since December 31, 2002. The market risk profile of the Company on December 31, 2002 is disclosed in the Company’s 2002 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, such officers have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.01	Amendment to Restated Certificate of Incorporation, dated April 29, 2003.*
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herein.

(b)	Reports on Form 8-K

A Current Report on Form 8-K filed on April 22, 2003 regarding a press release announcing earnings information for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation

Date: August 12, 2003	By:	/s/ Deborah A. Wensel

Deborah A. Wensel
Senior Vice President
and Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
3.01	Amendment to Restated Certificate of Incorporation, dated April 29, 2003.*
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.