Form 10-Q
period 2003-09-30
GREAT LAKES DREDGE & DOCK CORP
filed 2003-11-14
CIK 885538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     As of November 11, 2003, there were outstanding 16,169.82 shares of Class A Common Stock, 33,639 shares of Class B Common Stock and 44,857 shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2003

PART I – Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and equivalents	$746	$1,456
Accounts receivable, net	59,432	52,125
Contract revenues in excess of billings	14,691	13,052
Inventories	14,812	13,282
Prepaid expenses and other current assets	17,753	18,283

Total current assets	107,434	98,198
Property and equipment, net	138,393	139,419
Goodwill	28,894	29,405
Inventories	10,211	9,828
Investments in joint ventures	7,192	5,552
Other assets	4,122	5,084

Total assets	$296,246	$287,486

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$41,886	$31,598
Accrued expenses	22,533	30,114
Billings in excess of contract revenues	4,812	10,915
Current maturities of long-term debt	1,762	11,000

Total current liabilities	70,993	83,627
Long-term debt	171,800	161,769
Deferred income taxes	48,228	46,363
Other	6,363	5,787

Total liabilities	297,384	297,546
Minority interest	1,760	2,346
Commitments and contingencies (Note 13)	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value; 250,000 shares authorized: 45,000 issued; 44,857 outstanding in 2003 and 2002	1	1
Common stock, $.01 par value; 2003: 500,000 shares authorized, 50,000 shares issued and 49,808.82 shares outstanding; 2002: 50,000,000 shares authorized, 5,000,000 shares issued and 4,980,882 shares outstanding	50	50
Additional paid-in capital	50,457	50,457
Accumulated deficit	(53,242)	(62,787)
Accumulated other comprehensive income	47	103
Treasury stock, at cost; 143 preferred shares and 19,118 common shares in 2003 and 2002	(162)	(162)
Note receivable from stockholder	(49)	(68)

Total stockholders’ deficit	(2,898)	(12,406)

Total liabilities and stockholders’ deficit	$296,246	$287,486

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Contract revenues	$98,104	$100,055	$302,161	$263,443
Costs of contract revenues	80,001	80,339	250,912	214,715

Gross profit	18,103	19,716	51,249	48,728
General and administrative expenses	6,768	8,387	20,208	21,713

Operating income	11,335	11,329	31,041	27,015
Interest expense, net	(5,181)	(5,415)	(15,374)	(16,009)
Equity in earnings of joint ventures	319	127	1,063	209
Minority interests	(72)	(419)	(2)	902

Income before income taxes	6,401	5,622	16,728	12,117
Income tax expense	(2,836)	(2,682)	(7,183)	(1,697)

Net income	$3,565	$2,940	$9,545	$10,420

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Operating Activities
Net income	$9,545	$10,420
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	12,202	11,755
Earnings of equity method investments	(1,063)	(209)
Minority interests	2	(902)
Deferred income taxes	1,567	(506)
Gain on dispositions of property and equipment	(805)	(428)
Other, net	1,824	1,325
Changes in assets and liabilities:
Accounts receivable, net	(7,307)	(15,379)
Contract revenues in excess of billings	(1,639)	9,929
Inventories	(1,913)	1,760
Prepaid expenses and other current assets	3,158	1,760
Accounts payable and accrued expenses	2,707	(10,187)
Billings in excess of contract revenues	(6,103)	2,522

Net cash flows from operating activities	12,175	11,860
Investing Activities
Purchases of property and equipment	(14,179)	(14,862)
Dispositions of property and equipment	838	5,413
Disposition of interest in Riovia investment	1,200	—
Purchase portion of minority interests’ share in North American Site Developers, Inc.	(75)	—
Equity investment in land acquisition	(1,047)	—

Net cash flows from investing activities	(13,263)	(9,449)
Financing Activities
Repayments of long-term debt	(9,238)	(8,000)
Borrowings of revolving loans, net of repayments	10,000	6,000
Financing fees	(403)	—
Repayment on note receivable from stockholder	19	18

Net cash flows from financing activities	378	(1,982)

Net change in cash and equivalents	(710)	429
Cash and equivalents at beginning of period	1,456	2,590

Cash and equivalents at end of period	$746	$3,019

Supplemental Cash Flow Information
Cash paid for interest	$18,777	$19,296

Cash paid for taxes	$6,294	$4,002

Supplemental Schedule of Noncash Investing and Financing Activities
Reclass of property and equipment to assets held for sale, a component of prepaid expenses and other current assets	$2,970	$—

Issuance of common stock to certain members of management; shares issued from treasury stock	$—	$50

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

3. Comprehensive income

     Total comprehensive income comprises net income and net unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended September 30, 2003 and 2002 was $3,436 and $3,176, respectively. Total comprehensive income for the nine months ended September 30, 2003 and 2002 was $9,489 and $11,307, respectively.

4. Risk management activities

     The Company uses derivative instruments to manage commodity price and foreign currency exchange risks. Such instruments are not used for trading purposes. As of September 30, 2003, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through October 2004. As of September 30, 2003, there were 8.0 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $0.72 to $0.78 per gallon. At September 30, 2003 and December 31, 2002, the fair value on these contracts was estimated to be $77 and $169, respectively, based on quoted market prices, and is recorded in other current assets. Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial. The remaining gains included in accumulated other comprehensive income at September 30, 2003 will be reclassified into earnings over the next thirteen months, corresponding to the period during which the hedged fuel is expected to be utilized.

     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates. At September 30, 2003 and December 31, 2002, the Company had long-term subordinated notes outstanding with a recorded book value of $154,800 and $154,769, respectively. The fair value of these notes was $163,525 and $161,386 at September 30, 2003 and December 31, 2002, respectively, based on quoted market prices.

5. Accounts receivable

     Accounts receivable at September 30, 2003 and December 31, 2002 are as follows:

	September 30,	December 31,
	2003	2002

Completed contracts	$22,375	$15,134
Contracts in progress	29,297	31,466
Retainage	8,510	6,511

	60,182	53,111
Allowance for doubtful accounts	(750)	(986)

	$59,432	$52,125

6. Contracts in progress

     The components of contracts in progress at September 30, 2003 and December 31, 2002 are as follows:

	September 30,	December 31,
	2003	2002

Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$273,601	$190,837
Amounts billed	(260,059)	(179,468)

Costs and earnings in excess of billings for contracts in progress	13,542	11,369
Costs and earnings in excess of billings for completed contracts	1,149	1,683

	$14,691	$13,052

Prepaid contract costs (included in prepaid expenses and other current assets)	$901	$3,218

Billings in excess of costs and earnings:
Amounts billed	$(105,660)	$(69,909)
Costs and earnings for contracts in progress	100,848	58,994

	$(4,812)	$(10,915)

7. Accrued expenses

     Accrued expenses at September 30, 2003 and December 31, 2002 are as follows:

	September 30,	December 31,
	2003	2002

Payroll and employee benefits	$5,939	$8,615
Insurance	5,266	6,477
U.S. income and other taxes	5,036	4,721
Interest	2,301	6,880
Fixed equipment costs	1,808	—
Other	2,183	3,421

	$22,533	$30,114

8. Long-term debt

     In March 2003, the Company amended its Credit Agreement to increase its revolving credit facility from $70,000 to $80,000. The revolving credit facility may be used for borrowings or for letters of credit; it expires in 2006.

9. Capital stock

     The Company has authorized and issued 250,000 and 45,000 shares, respectively, of preferred stock. The preferred stock has a stated value of $1,000 per share and is entitled to annual dividends, if declared. Such dividends are cumulative, whether or not declared, and accrue at the rate of 12%, compounding annually. The preferred stock may be redeemed at any time at the option of the Company at its stated value plus cumulative dividends accrued and unpaid thereon. At September 30, 2003 and December 31, 2002, dividends in arrears on the preferred stock were $35,053 and $28,719, respectively. At December 31, 2002, the Company had authorized and issued 25,000,000 and 1,636,100 shares, respectively, of class A voting common stock, and 25,000,000 and 3,363,900 shares, respectively, of class B nonvoting common stock, with a par value of $.01 per share. On April 29, 2003, the Company affected a 100 for 1 reverse stock split of its common stock, such that the number of authorized shares was reduced to 50,000, in total, and the number of issued and outstanding shares reduced accordingly

10. Sale of interest in Riovia S.A.

     In May 2003, the Company concluded the sale of its interest in Riovia S.A., a venture whose sole business is the performance of a dredging contract in Argentina and Uruguay. The Company realized a gain of $470, which is reflected in equity from earnings of joint ventures in the statement of income.

11. Purchase of minority interest’s share in North American Site Developers, Inc.

     On September 30, 2003, the Company paid $75 to purchase all the shares of one of the management stockholders of North American Site Developers, Inc. (“NASDI”), in connection with his voluntary termination from NASDI. The purchase price was determined in accordance with the terms of the NASDI Stock Purchase Agreement. The Company applied purchase accounting on a preliminary basis, which resulted in a reduction of goodwill in the amount of $511. This accounting is subject to adjustment; however, the Company does not expect that such adjustments will have a material effect on its consolidated financial statements.

12. Segment information

     The Company and its subsidiaries operate in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Segment information for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Dredging
Contract revenues	$88,028	$82,223	$274,225	$224,573
Operating income	9,879	7,806	29,002	20,276
Demolition
Contract revenues	$10,076	$17,832	$27,936	$38,870
Operating income	1,456	3,523	2,039	6,739
Total
Contract revenues	$98,104	$100,055	$302,161	$263,443
Operating income	11,335	11,329	31,041	27,015

13. Commitments and contingencies

Commitments:

     In the third quarter of 2003, the Company entered into an agreement to construct a barge for approximately $5,000 to be delivered in January 2004. The Company also entered into an arrangement to sell two tugboats for approximately $5,200, which is expected to result in a financial gain to the Company upon receipt of the proceeds. The net book value of $2,970 related to the tugboats has been reclassified to assets held for sale as of September 30, 2003.

     Also in the third quarter of 2003, the Company committed to purchase two dredging vessels and certain ancillary equipment, all of which was under an operating lease, for approximately $15,000 under terms consistent with the lease agreement. The purchase was concluded in October using borrowings under the Company’s revolving credit facility.

Contingencies:

     At September 30, 2003, the Company is contingently liable, in the normal course of business, for $16,376 in undrawn letters of credit, with the majority relating primarily to contract performance guarantees and one covering the Company’s insurance payment liabilities.

     Amboy Aggregates, a joint venture in which the Company has a 50% equity interest, has a mortgage loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. The Company has guaranteed 50% of the outstanding mortgage principal and accrued interest, which totaled $159 at September 30, 2003.

     In 1997, GLDD purchased rights to dispose of a certain quantity of dredged material in upland disposal sites in New Jersey at an original cost of $3,150 (land rights). In 2002, the Company entered into an agreement with the owner of the site setting forth amended terms and conditions that address the quantity and use of the land rights, among other matters. In 2003, the site owner utilized the remaining availability of the initial disposal site and Company management has learned that it is uncertain when future disposal sites will be made available for the Company to utilize its remaining disposal rights. The Company is currently pursuing action against the owner of the site, but based on the uncertainty of these circumstances, management believes there is a possibility that the Company’s recovery of the land rights at their recorded amount may be impaired. The Company will continue its assessment of whether its land rights may be impaired, as the outcome of these circumstances becomes known. The unused portion of the land rights is recorded at cost of $2,276 and is included in other current and non-current assets on the Company’s consolidated balance sheet at September 30, 2003.

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

     Borrowings under the Company’s Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of $35,892 at December 31, 2002. Additionally, the Company obtains its performance and bid bonds through a bonding agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $60,826 at December 31, 2002. The net book value of equipment serving as collateral under these agreements at September 30, 2003 does not materially differ from the values at December 31, 2002. Both the Credit Agreement and bonding agreement contain certain provisions and covenants; the Company is in compliance with such covenants at September 30, 2003. The performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. Bid bonds are generally obtained for a percentage of bid value and aggregate amounts outstanding typically range between $5 to $10 million. At September 30, 2003, the Company had outstanding performance bonds valued at approximately $380 million; however the revenue value remaining in backlog related to these projects totaled approximately $190 million at September 30, 2003.

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

14. Subsequent event

     On November 12, 2003, Great Lakes Dredge & Dock Corporation signed a definitive agreement along with its current majority-owner, Vectura Holding Company LLC, a portfolio company of Citigroup Venture Capital Ltd., to sell the Company to an affiliate of Chicago-based private equity investment firm, Madison Dearborn Partners, LLC, for $340 million in cash. All financing necessary to complete the transaction has been committed and the sale is currently targeted to close by the end of 2003.

15. Supplemental condensed consolidating financial information

     Included in the Company’s long-term debt is $155,000 of 11 1/4% senior subordinated notes which will mature on August 15, 2008. The payment obligations of the Company under the senior subordinated notes are guaranteed by the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company’s non-guarantor subsidiaries and for the Company (“GLD Corporation”). The Condensed Consolidating Statements of Operations and Cash Flows for the three and nine months ended September 30, 2002 include the operations of NATCO Limited Partnership and North American Trailing Company within the non-guarantor subsidiary information. Pursuant to the Company’s acquisition of the minority partner’s remaining shares in November 2002, these entities were dissolved effective December 31, 2002 and all subsequent activity is conducted by Great Lakes Dredge & Dock Company, a wholly-owned subsidiary of the Company and a Subsidiary Guarantor.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Balance Sheet at September 30, 2003

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

ASSETS
Current assets:
Cash and equivalents	$734	$12	$—	$—	$746
Accounts receivable, net	59,432	—	—	—	59,432
Receivables from affiliates	23,974	2,952	6,000	(32,926)	—
Contract revenues in excess of billings	14,691	—	—	—	14,691
Inventories	14,812	—	—	—	14,812
Prepaid expenses and other current assets	16,101	—	1,652	—	17,753

Total current assets	129,744	2,964	7,652	(32,926)	107,434
Property and equipment, net	103,424	38	34,931	—	138,393
Goodwill	28,894	—	—	—	28,894
Investments in subsidiaries	5,294	—	145,007	(150,301)	—
Notes receivable from affiliates	—	—	10,500	(10,500)	—
Inventories	10,211	—	—	—	10,211
Investments in joint ventures	7,192	—	—	—	7,192
Other assets	2,293	—	1,829	—	4,122

	$287,052	$3,002	$199,919	$(193,727)	$296,246

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$41,881	$—	$—	$5	$41,886
Payables to affiliates	12,992	—	13,932	(26,924)	—
Accrued expenses	16,083	—	6,450	—	22,533
Billings in excess of contract revenues	4,812	—	—	—	4,812
Current maturities of long-term debt	6,000	—	1,762	(6,000)	1,762

Total current liabilities	81,768	—	22,144	(32,919)	70,993
Long-term debt	3,000	—	168,800	—	171,800
Notes payable to affiliates	10,500	—	—	(10,500)	—
Deferred income taxes	37,034	7	11,187	—	48,228
Other	5,677	—	686	—	6,363

Total liabilities	137,979	7	202,817	(43,419)	297,384
Minority interests	—	—	—	1,760	1,760
Stockholders’ equity (deficit)	149,073	2,995	(2,898)	(152,068)	(2,898)

	$287,052	$3,002	$199,919	$(193,727)	$296,246

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Income for the three months ended September 30, 2003

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Contract revenues	$98,104	$—	$—	$—	$98,104
Costs of contract revenues	(79,719)	(15)	(267)	—	(80,001)

Gross profit (loss)	18,385	(15)	(267)	—	18,103
General and administrative expenses	(6,738)	(16)	(14)	—	(6,768)

Operating income (loss)	11,647	(31)	(281)	—	11,335
Interest expense, net	(613)	—	(4,568)	—	(5,181)
Equity in (loss) earnings of subsidiaries	(27)	—	6,519	(6,492)	—
Equity in earnings of joint ventures	319	—	—	—	319
Minority interests	—	—	—	(72)	(72)

Income (loss) before income taxes	11,326	(31)	1,670	(6,564)	6,401
Income tax (expense) benefit	(4,716)	13	1,867	—	(2,836)

Net income (loss)	$6,610	$(18)	$3,537	$(6,564)	$3,565

Condensed Consolidating Statement of Income for the three months ended September 30, 2002

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Contract revenues	$89,406	$18,394	$—	$(7,745)	$100,055
Costs of contract revenues	(71,634)	(15,983)	(467)	7,745	(80,339)

Gross profit (loss)	17,772	2,411	(467)	—	19,716
General and administrative expenses	(6,829)	(1,524)	(34)	—	(8,387)

Operating income (loss)	10,943	887	(501)	—	11,329
Interest expense, net	(1,573)	(101)	(3,741)	—	(5,415)
Equity in earnings of subsidiaries	461	—	6,041	(6,502)	—
Equity in earnings of joint ventures	127	—	—	—	127
Minority interests	—	—	—	(419)	(419)

Income before income taxes	9,958	786	1,799	(6,921)	5,622
Income tax (expense) benefit	(3,634)	(189)	1,141	—	(2,682)

Net income	$6,324	$597	$2,940	$(6,921)	$2,940

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Income for the nine months ended September 30, 2003

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Contract revenues	$302,161	$—	$—	$—	$302,161
Costs of contract revenues	(249,866)	(47)	(889)	(110)	(250,912)

Gross profit (loss)	52,295	(47)	(889)	(110)	51,249
General and administrative expenses	(20,104)	(38)	(66)	—	(20,208)

Operating income (loss)	32,191	(85)	(955)	(110)	31,041
Interest expense, net	(1,950)	—	(13,424)	—	(15,374)
Equity in (loss) earnings of subsidiaries	(78)	—	18,554	(18,476)	—
Equity in earnings of joint ventures	1,063	—	—	—	1,063
Minority interests	—	—	—	(2)	(2)

Income (loss) before income taxes	31,226	(85)	4,175	(18,588)	16,728
Income tax (expense) benefit	(12,702)	36	5,483	—	(7,183)

Net income (loss)	$18,524	$(49)	$9,658	$(18,588)	$9,545

Condensed Consolidating Statement of Income for the nine months ended September 30, 2002

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Contract revenues	$232,817	$50,510	$—	$(19,884)	$263,443
Costs of contract revenues	(183,253)	(49,945)	(1,401)	19,884	(214,715)

Gross profit (loss)	49,564	565	(1,401)	—	48,728
General and administrative expenses	(17,010)	(4,577)	(126)	—	(21,713)

Operating income (loss)	32,554	(4,012)	(1,527)	—	27,015
Interest expense, net	(2,854)	(419)	(12,736)	—	(16,009)
Equity in (loss) earnings of subsidiaries	(3,682)	—	20,355	(16,673)	—
Equity in earnings of joint ventures	209	—	—	—	209
Minority interests	—	—	—	902	902

Income (loss) before income taxes	26,227	(4,431)	6,092	(15,771)	12,117
Income tax (expense) benefit	(5,507)	(518)	4,328	—	(1,697)

Net income (loss)	$20,720	$(4,949)	$10,420	$(15,771)	$10,420

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Cash Flows for the nine months ended September 30, 2003

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Operating Activities
Net income (loss)	$18,524	$(49)	$9,658	$(18,588)	$9,545
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	9,808	48	2,346	—	12,202
Earnings of subsidiaries and equity method investments	(985)	—	(18,664)	18,586	(1,063)
Minority interests	—	—	—	2	2
Deferred income taxes	2,329	(23)	(739)	—	1,567
Gain on dispositions of property and equipment	(805)	—	—	—	(805)
Other, net	811	—	1,013	—	1,824
Changes in assets and liabilities:		—
Accounts receivable, net	(7,242)	—	(65)	—	(7,307)
Contract revenues in excess of billings	(1,639)	—	—	—	(1,639)
Inventories	(1,913)	—	—	—	(1,913)
Prepaid expenses and other current assets	3,642	—	(484)	—	3,158
Accounts payable and accrued expenses	7,514	—	(4,807)	—	2,707
Billings in excess of contract revenues	(6,103)	—	—	—	(6,103)

Net cash flows from operating activities	23,941	(24)	(11,742)	—	12,175
Investing Activities
Purchases of property and equipment	(14,179)	—	—	—	(14,179)
Dispositions of property and equipment	838	—	—	—	838
Disposition of interest in Riovia investment	1,200	—	—	—	1,200
Purchase portion of minority interests’ share in North American Site Developers, Inc	(75)	—	—	—	(75)
Equity investment in land acquisition	(1,047)	—	—	—	(1,047)

Net cash flows from investing activities	(13,263)	—	—	—	(13,263)
Financing Activities
Repayments of long-term debt	—	—	(9,238)	—	(9,238)
Borrowings of revolving loans, net of repayments	—	—	10,000	—	10,000
Net change in accounts with affiliates	(11,414)	31	11,383	—	—
Financing fees	—	—	(403)	—	(403)
Repayments on note receivable from stockholder	19	—	—	—	19

Net cash flows from financing activities	(11,395)	31	11,742	—	378

Net change in cash and equivalents	(717)	7	—	—	(710)
Cash and equivalents at beginning of period	1,451	5	—	—	1,456

Cash and equivalents at end of period	$734	$12	$—	$—	$746

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2002

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Operating Activities
Net income (loss)	$20,720	$(4,949)	$10,420	$(15,771)	$10,420
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	8,180	1,588	1,987	—	11,755
Loss (earnings) of subsidiaries and equity method investments	3,682	—	(20,564)	16,673	(209)
Minority interests	—	—	—	(902)	(902)
Deferred income taxes	193	7	(706)	—	(506)
Gain on dispositions of property and equipment	(428)	—	—	—	(428)
Other, net	1,895	(26)	(544)	—	1,325
Changes in assets and liabilities:
Accounts receivable	(12,305)	(3,074)	—	—	(15,379)
Contract revenues in excess of billings	11,343	(1,414)	—	—	9,929
Inventories	1,723	37	—	—	1,760
Prepaid expenses and other current assets	(176)	2,138	(202)	—	1,760
Accounts payable and accrued expenses	(3,422)	(2,098)	(4,667)	—	(10,187)
Billings in excess of contract revenues	2,098	424	—	—	2,522

Net cash flows from operating activities	33,503	(7,367)	(14,276)	—	11,860
Investing Activities
Purchases of property and equipment	(14,177)	(685)	—	—	(14,862)
Dispositions of property and equipment	5,413	—	—	—	5,413

Net cash flows from investing activities	(8,764)	(685)	—	—	(9,449)
Financing Activities
Repayments of long-term debt	—	—	(8,000)	—	(8,000)
Borrowings of revolving loans, net of repayments	—	—	6,000	—	6,000
Principal receipts (payments) on capital leases	—	(1,661)	1,661	—	—
Net change in accounts with affiliates	(26,177)	11,580	14,597	—	—
Repayment on note receivable from stockholder	—	—	18	—	18

Net cash flows from financing activities	(26,177)	9,919	14,276	—	(1,982)

Net change in cash and equivalents	(1,438)	1,867	—	—	429
Cash and equivalents at beginning of period	2,515	75	—	—	2,590

Cash and equivalents at end of period	$1,077	$1,942	$—	$—	$3,019

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

The Company also owns 85% of the capital stock of North American Site Developers, Inc. (“NASDI”), a demolition service provider located in the Boston, Massachusetts area. NASDI’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials. One NASDI management stockholder retains a 15% non-voting interest in NASDI.

The Company’s equity in earnings of joint ventures relates to the Company’s 50% ownership interest in Amboy Aggregates (“Amboy”) which is accounted for using the equity method. Through November 2002, the Company conducted certain hopper dredging activities, primarily maintenance and beach nourishment projects, through the operations of NATCO Limited Partnership (“NATCO”) and North American Trailing Company (“North American”). On November 25, 2002, the Company purchased its foreign minority partner’s interests in NATCO and North American for $4.5 million. These subsidiary entities were dissolved at the end of 2002, and all hopper dredging activities are now being conducted by Great Lakes Dredge & Dock Company, a wholly-owned dredging subsidiary of the Company. Therefore, minority interest solely reflects the NASDI management stockholder’s 15% interest in NASDI.

Results of Operations

The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(81.5)	(80.3)	(83.0)	(81.5)

Gross profit	18.5	19.7	17.0	18.5
General and administrative expenses	(6.9)	(8.4)	(6.7)	(8.2)

Operating income	11.6	11.3	10.3	10.3
Interest expense, net	(5.3)	(5.4)	(5.1)	(6.0)
Equity in earnings of joint ventures	0.3	0.1	0.3	—
Minority interest	(0.1)	(0.4)	—	0.3

Income before income taxes	6.5	5.6	5.5	4.6
Income tax expense	(2.9)	(2.7)	(2.4)	(0.6)

Net income	3.6%	2.9%	3.1%	4.0%

EBITDA	15.7%	15.2%	14.3%	14.7%

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

EBITDA is reconciled to net income, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$3,565	$2,940	$9,545	$10,420
Adjusted for:
Interest expense, net	5,181	5,415	15,374	16,009
Income tax expense	2,836	2,682	7,183	1,697
Depreciation	4,067	3,843	12,202	11,755
Other (income) expense *	(247)	292	(1,061)	(1,111)

EBITDA	$15,402	$15,172	$43,243	$38,770

* Represents equity in earnings of joint venture and minority interest expense.

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three and nine months ended and backlog as of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Revenues (in thousands)	2003	2002	2003	2002

Dredging:
Capital — U.S	$54,717	$35,923	$165,145	$80,969
Capital — foreign	21,459	14,745	51,010	42,680
Beach	298	13,335	31,371	64,112
Maintenance	11,554	18,220	26,699	36,812
Demolition	10,076	17,832	27,936	38,870

	$98,104	$100,055	$302,161	$263,443

			September 30,

Backlog (in thousands)			2003	2002

Dredging:
Capital — U.S			$139,198	$239,626
Capital — foreign			32,371	64,264
Beach			30,356	39,825
Maintenance			16,345	13,721
Demolition			11,686	18,321

			$229,956	$375,757

Third quarter 2003 revenues were $98.1 million, compared to third quarter 2002 revenues of $100.0 million. Revenues for the first nine months of 2003 were $302.2 million, an increase of $38.8 million or 14.7% over revenues for the first nine months of 2002 of $263.4 million. While the third quarter revenues for 2003 and 2002 were at similar levels, there was a proportionately higher amount of domestic and foreign capital dredging work in the 2003 period. On a year to date basis, the increase in 2003 revenues continues to be predominantly a result of additional domestic capital dredging work, much of which was in the 2002 year-end backlog. Gross profit margins for the third quarter of 2003 were 18.5% compared to 19.7% for the third quarter of 2002, and 17.0% compared to 18.5% for the first nine months of 2003 and 2002, respectively. Although revenues benefited from the additional capital work, 2003 gross profit margins for the third quarter and year to date declined from 2002 levels, due to the impact of lower margins achieved on certain demolition projects. While NASDI’s performance improved in the third quarter, NASDI continues to be impacted by additional competition in the demolition industry as the economy has slowed, and margins have tightened accordingly throughout 2003.

Capital projects include large port deepenings and other infrastructure projects. Domestic capital dredging revenue increased $18.8 million and $84.2 million and in the third quarter and first nine months of 2003, respectively, as compared to the same periods of 2002. As mentioned previously, this is a result of the significant amount of capital project backlog added in 2002. The 2002 domestic dredging bid market was significantly larger than in prior years and heavily weighted toward Deep Port capital work. The Company successfully bid and won over 60% of the 2002 Deep Port bid market and continues to perform on some of these projects. As discussed in previous filings, the Deep Port projects were authorized by the 1986 Water Resource Development Act (“WRDA”) and subsequent bills. In 1997, the Army Corps of Engineers (“Corps”) announced Deep Port work, authorized by WRDA, to be completed through 2005, with a value in excess of $2.0 billion, and supplemental authorizations have increased this amount to approximately $4.0 billion, with work to be completed through 2010. Since the 1997 announcement, numerous projects with a combined revenue value of over $1.3 billion have been let for bid and awarded through the third quarter of 2003. The Company has been the low bidder on projects with a total value in excess of $600 million, representing 46% of the total let for bid and awarded.

During the third quarter of 2003, the Company continued work on the Deep Port projects in Kill Van Kull, New York; Jacksonville Harbor, Florida; and Wilmington Harbor, North Carolina, which contributed combined revenue to the quarter of $35.0 million. The Deep Port projects in Houston, Texas and Los Angeles, California contributed an additional $3.1 million; however most of this revenue was related to subcontractors and other preparatory work being performed prior to commencement of the dredging portion of these projects. The new work capital project along the Providence River and harbor in the Rhode Island area added another $6.5 million of revenue to the quarter. During the quarter, the Company completed its dredging assignment in Umm Qasr, Iraq, the purpose of which was to enable aid ships to enter the port area to offload. Revenue for this work in Iraq, along with continuing work on the projects in Bahrain; Ghana; and Alexandria, Egypt totaled $20.6 million for the quarter.

Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion. Third quarter and year to date 2003 revenues from beach nourishment projects decreased $13.0 million and $32.7 million, respectively, due primarily to the low volume of beach bidding activity in the first half of 2003. The Company performed only minimal beach work during the quarter relating to the start-up of an emergency dredging project to repair a breach caused by Hurricane Isabel in the outer banks at Cape Hatteras, North Carolina.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Maintenance revenues declined $6.7 million and $10.1 million in the third quarter and first nine months of 2003, respectively, compared to the same periods of 2002. The decline in maintenance revenue was anticipated as the Company’s fleet continues to be highly utilized performing capital dredging projects, which is generally higher margin work. Third quarter maintenance revenues were primarily derived from a number of dredge rental projects along the Mississippi River, as well as a few other typical Corps maintenance projects.

NASDI’s demolition revenue for the third quarter and first nine months of 2003 declined $7.8 million and $10.9 million, respectively, from the same periods of 2002, as a result of the slow down in the economy. NASDI’s third quarter activity included work on a large number of small demolition and site remediation projects in the Boston area, as well as continuing work on a couple of larger projects including Quarry Street in Quincy and the Equity Office Building in Boston.

Net interest expense for the third quarter and first nine months of 2003 declined slightly from the same periods of 2002, due to a reduction in the Company’s bank borrowings. Minority interest for the 2003 periods reflects the expense to the Company due solely to NASDI’s earnings in the periods, whereas the 2002 minority interest amounts also include the impact of NATCO’s operations.

The Company’s effective income tax rate for the third quarter and first nine months of 2003 was approximately 43% compared to approximately 42% and 13% for the same periods of 2002. On a year to date basis, 2002 benefited from a significant tax deduction taken in the second quarter. Net income was $3.6 million for the third quarter of 2003, compared to $2.9 million for the third quarter of 2002. For the first nine months of 2003, net income was $9.5 million compared to $10.4 million for the same period of 2002. Net income for the 2002 year to date period was favorably impacted by the significant tax deduction. EBITDA (as defined on page 18) was $15.4 million and $43.2 million for the quarter and nine months ended September 30, 2003, compared to $15.2 million and $38.8 million for the same periods of 2002. EBITDA improved in 2003 as a result of the increase in domestic capital dredging revenues, but was impacted by the lower margins achieved in the demolition segment.

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

As of September 30, 2003, the Company had dredging backlog of $218.3 million, which compares to dredging backlog of $357.4 million at September 30, 2002 and $244.7 million at June 30, 2003. Bidding activity through the first half of 2003 was unusually slow and resulted in a dredging bid market for the six months totaling only $162 million. However, as anticipated, bidding activity did accelerate in the third quarter resulting in a third quarter dredging bid market of $185 million, bringing the year to date bid market to $347 million. As a result of the reduced bid market early in the year, competition was increased for those bids that did come out. This, coupled with the Company’s equipment commitments resulting from its successful bidding performance in 2002, contributed to the Company winning only 25% of the work bid and awarded through September 2003. While lower than its average historical bid market share of recent years, the Company has still won more of the 2003 work than any other individual competitor, as a result of two second-tier competitors each winning a significant project in the first part of 2003, which more greatly dispersed the results. Based on recent bid schedules provided by the Corps, it is anticipated that the fourth quarter bid market should continue to reflect typical bidding levels, but it is unlikely that the annual bid market will approach the levels seen in recent years.

Backlog at September 30, 2003 continues to be concentrated in the domestic capital dredging market. The Deep Port capital work, which is generally higher margin work, makes up approximately 41% of total backlog and much of this work will be performed throughout the remainder of 2003 and into 2004. Domestic capital backlog at September 30, 2003 includes work remaining on Deep Port projects in Kill Van Kull, New York; Los Angeles, California; Houston, Texas; Wilmington, North Carolina; and Manatee Harbor, Florida. Foreign capital project backlog, which comprises $32 million or 14% of the September 30, 2003 backlog, relates primarily to the long-term project in Bahrain, as well as work remaining on the projects in Ghana, which is substantially complete and in the process of demobilizing, and Alexandria, Egypt, which was bid and won in the first quarter of 2003.

Beach backlog at September 30, 2003 totaled $30.4 million, the majority of which was added in the third quarter. Beach work is often bid in the second half of the year, since the work is generally performed between the months of September to March, due to environmental restrictions. During the quarter, seven beach projects were bid and awarded with a value of approximately $60 million, of which the Company won four valued at $43 million, although a portion of this represents project options which are still pending award at September 30, 2003 and have therefore not been reflected in backlog. The Company continues to monitor schedules provided by project owners which identify additional beach nourishment projects valued in excess of $100 million, the majority of which are expected to bid over the next six months. This includes a large project in Miami Beach which will be re-bid, a few other projects likely to be in excess of $10 million in Florida, North Carolina and Alabama, as well as numerous other smaller projects.

Maintenance backlog at September 30, 2003 was $16.3 million, which represents a typical level for the Company at this point in the year. There were numerous $3 to $5 million projects let for bid during the quarter, and the Company focused on obtaining those projects that would enable it to utilize its available equipment.

The demolition backlog level at September 30, 2003 was $11.7 million, which compares to $18.3 million at September 30, 2002 and $15.5 million at June 30, 2003. While NASDI has continued to encounter additional competition given the slow-down in the economy, the demolition bidding activity has started to increase and NASDI’s management anticipates that a few larger projects will be awarded within the next six months, which will have the potential to improve margins in this segment.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operations and borrowings under the revolving line of credit with the Company’s senior lenders. The Company’s primary uses of cash are funding working capital, capital expenditures and debt service.

The Company’s net cash generated by operating activities for the nine months ended September 30, 2003 and 2002 totaled $12.2 million and $11.9 million, respectively. The fluctuation between years is primarily a result of the normal timing differences on the recognition and billing of revenues.

The Company’s net cash flows used in investing activities were $13.3 million compared to $9.4 million for the first nine months of 2003 and 2002, respectively. The use of cash relates primarily to equipment acquisitions, offset by proceeds on the sale of equipment, including approximately $4.8 million related to the sale of a barge in 2002, which was subsequently leased back under an operating lease. In 2003, the Company also utilized $1.0 million to purchase 50% of a real estate interest related to its Amboy joint venture and received $1.2 million related to the sale of its joint venture investment in Riovia.

In the third quarter of 2003, the Company entered into an agreement to construct a barge for approximately $5.0 million to be delivered in January 2004. The Company has also entered into an arrangement to sell two tugboats for approximately $5.2 million, which is expected to result in a financial gain to the Company upon receipt of the proceeds.

Also in the third quarter of 2003, the Company committed to purchase two dredging vessels and some ancillary equipment, all of which were under an operating lease, for approximately $15 million under terms consistent with the lease agreement. The purchase was concluded in October using borrowings under the Company’s revolving credit facility.

The Company’s net cash flows from financing activities for the first nine months of 2003 totaled $0.4 million compared to a use of $2.0 million in the same period of 2002. In 2003 period, the Company made increased payments on its term bank loan, but borrowed more on its revolver credit facility to fund its working capital investment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of September 30, 2003 has not significantly changed since December 31, 2002. The market risk profile of the Company on December 31, 2002 is disclosed in the Company’s 2002 Annual Report on Form 10-K.

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

PART II – Other Information

Item 5. Other Information

On November 12, 2003, Great Lakes Dredge & Dock Corporation signed a definitive agreement along with its current majority-owner, Vectura Holding Company LLC, a portfolio company of Citigroup Venture Capital Ltd., to sell the Company to an affiliate of Chicago-based private equity investment firm, Madison Dearborn Partners, LLC, for $340 million in cash. All financing necessary to complete the transaction has been committed and the sale is currently targeted to close by the end of 2003. A copy of the press release announcing the signing of this agreement is filed as Exhibit 99.1 to this Report.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.01	Restated Certificate of Incorporation, dated November 6, 2003.*

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Press Release dated November 12, 2003.*

*  Filed or furnished herein.

(b)	Reports on Form 8-K

A Current Report on Form 8-K filed on July 22, 2003 regarding a press release announcing earnings information for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation

Date: November 14, 2003	By:	/s/ Deborah A. Wensel

Deborah A. Wensel
Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
30.1	Restated Certificate of Incorporation, dated November 6, 2003.*

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Press Release dated November 12, 2003.*

*  Filed or furnished herewith.