Form 10-K
period 2003-12-31
GREAT LAKES DREDGE & DOCK CORP
filed 2004-03-29
CIK 885538

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:
333-64687

Great Lakes Dredge & Dock Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3634726 (I.R.S. Employer Identification No.)
2122 York Road, Oak Brook, IL (Address of principal executive offices)	60523 (Zip Code)

(630) 574-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act:    NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes    ☐    No    ☒

All of the Company's common stock is held by a holding company.

As of March 22, 2004, there were outstanding 1,000 shares of Common Stock and zero shares of Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

        This Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains or may contain forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on such statements because they are subject to numerous uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the Company's control. Forward-looking statements include information concerning the Company's possible or assumed future results of operations. When used in this Report, the words "anticipate," "believe," "estimate," "except," "future," "intend," "plan," "should" and similar expressions or the negative thereof or other comparable terminology or discussions of strategy, plans, or intentions, identify such forward-looking statements. These statements are based on assumptions that have been made in light of the Company's experience in the industry as well as its perceptions of historical trends, current conditions, expected future developments and other factors that the Company believes are appropriate under the circumstances. These statements are not guarantees of performance or results. Although the Company believes that these forward-looking statements are based on reasonable assumptions, many factors could affect the Company's actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Some of these factors include:

  •
  A loss of government dredging contracts could have a negative impact on the Company's business, financial condition and results of operation.

  •
  The Company's inability to obtain bonding for future projects would limit the amount of dredging contracts that the Company could perform.

  •
  Significant operating risks and hazards (including environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, cave-ins below water levels, disruption of transportation services and flooding) could result in damage or destruction to persons or property, which could result in losses or liabilities to the Company.

  •
  Although the Company insures against the risk of loss in its business, actual liabilities may exceed the Company's insurance coverage.

  •
  The Company's growth may be hindered if it is unable to retain key executives and other personnel.

  •
  The Company is exposed to political, economic and other risks related to its international operations.

  •
  The Company's operations may be adversely affected by weather conditions and natural disasters.

  •
  The amount of the Company's estimated backlog is subject to change and not necessarily indicative of future sales.

  •
  Because of the fixed-price nature of most of its contracts, the Company is subject to risks of losses from underestimating costs, operational difficulties and other changes that may occur over the contract period.

  •
  The Company's dredging operations may fluctuate due to seasonality and other factors that may adversely affect its cash flow.

  •
  The Company's business could suffer in the event of a work stoppage by its unionized labor force.

  •
  Environmental matters could force the Company to incur significant capital and operational costs.

  •
  If the Company's demolition business is unable to compete effectively, its demolition revenues may decline and it may be unable to sustain its gross profit margins in its demolition business.

  •
  The loss of key customers and large contracts in its demolition activities could have a material impact on the Company's business, financial condition and results of operations.

  •
  The Company depends on subcontractors in its demolition business, and an inability to find quality subcontractors could cause disruptions in its demolition business.

        Other factors and assumptions not identified above are also relevant to the forward-looking statements, and if they prove incorrect, could also cause actual results to differ materially from those projected. The forward-looking statements made in this Report or incorporated by reference into this Report relate only to events as of the date on which the statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Part I

Item 1.—Business

Organization

        Great Lakes Dredge & Dock Corporation (the "Company" or "Great Lakes") is the largest provider of dredging services in the United States. The Company was founded in 1890 as Lydon & Drews Partnership and contracted its first project in Chicago, Illinois. The Company changed its name to Great Lakes Dredge & Dock Company in 1905 and was involved in a number of marine construction and landfill projects along the Chicago lakefront and in the surrounding Great Lakes' region. The Company was listed on the NYSE in 1971, and in 1985, purchased through a friendly stock offer by ITEL. Throughout this period, the Company expanded geographically, providing marine construction and dredging services throughout the U.S. and in certain international markets. In 1991, the Company was purchased by an affiliate of Blackstone Capital Partners, who owned the Company until 1998, at which time it was sold to Vectura Holding Company LLC ("Vectura"), a portfolio company of Citigroup Venture Capital, Ltd.

        On December 22, 2003, Madison Dearborn Capital Partners IV, L.P. ("MDP"), an affiliate of Chicago-based private equity investment firm Madison Dearborn Partners, LLC, acquired control of Great Lakes from its former owner, Vectura, for approximately $362.1 million, including fees and expenses, in a transaction accounted for as a purchase. The acquisition was effected by a new company established for this purpose, GLDD Acquisitions Corp., which acquired 100% of the equity securities of the Company. Certain members of GLDD's management own approximately 15% of outstanding common stock of GLDD Acquisitions Corp. and MDP and certain of its co-investors own the remaining 85%. The acquisition was financed by new equity contributions of $97.0 million; term loan and revolver borrowings under a new senior credit facility of $60.3 million and $2.0 million, respectively; the issuance of $175.0 million of 7 3/4% senior subordinated notes due 2013; the rollover of term loan borrowings under a new equipment financing facility of $23.4 million; the rollover of approximately $1.6 million of capital leases; and cash on hand of $2.8 million.

        On April 24, 2001, the Company purchased 80% of the capital stock of North American Site Developers, Inc. ("NASDI"), a demolition services provider located in the Boston, Massachusetts area. The purchase consideration for the acquisition included $35.0 million in cash payable to the stockholders of NASDI and two senior subordinated notes totaling $3.0 million payable to the NASDI management stockholders. In 2003, the Company increased its ownership in NASDI to 85%. One NASDI management stockholder retains a 15% non-voting interest in NASDI. With the acquisition of NASDI, the Company now operates in two reportable segments: dredging and demolition. Financial information about the Company's segments is provided in Note 16, "Segment information" in the Notes to the Consolidated Financial Statements.

Dredging Operations

        Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance. The Company's bid market is defined as the population of projects on which it bid or could have bid if not for capacity constraints ("bid market"). The Company achieved a combined U.S. market share of the projects within its bid market of 31%, 49% and 39% in 2003, 2002 and 2001, respectively. In addition, the Company is the only U.S. dredging service provider with significant international operations, which averaged 15% of its dredging contract revenues over the last three years. The Company's fleet of 24 dredges, 27 material transportation barges, two drillboats, and numerous other specialized support vessels is the largest and most diverse fleet in the U.S. The Company believes its fleet would cost in excess of $1.0 billion to build in the current market.

        Domestic Dredging Operations. Over its 113-year life, the Company has grown to be the leader in each of its primary dredging activities in the U.S., including:

  •
  Capital (approximately 57% of 2003 dredging revenues). Capital dredging projects are primarily port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the providing of land fill for building additional port facilities. Capital projects also include other land reclamations, trench digging for pipes, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital revenue can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities. The Company's bid market share of total U.S. capital projects averaged 46% over the past three years

    The U.S. capital market includes "Deep Port" projects authorized under the 1986 Water Resource Development Act ("WRDA") as amended and supplemented, most recently in December 2000. Without significant deepening efforts, many major U.S. ports risk losing their competitive position as a result of being unable to accommodate larger cargo vessels. The WRDA legislation provides authorization for the deepening of certain major domestic ports. In 1997, the U.S. Army Corps of Engineers (the "Corps") announced Deep Port work, authorized by WRDA, to be completed through 2005, with an aggregate value in excess of $2.0 billion, and supplemental authorizations have increased this amount to approximately $4.0 billion, with work to be completed through 2010. Currently, over $2.5 billion of these authorized Deep Port projects have yet to be let for bid. Deep Port work has comprised a substantial portion of recent bid markets, averaging 36% of the bid market over the last three years. The Company's bid market share of Deep Port projects averaged 45% over the last three years.

  •
  Beach Nourishment (approximately 13% of 2003 dredging revenues). Beach nourishment projects generally involve moving sand from the ocean floor to shoreline locations when erosion has progressed to a stage that threatens substantial shoreline assets. Beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets from the shoreline. Beach nourishment also facilitates shoreline real estate development and recreational activities. Generally, beach nourishment projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns and coastal recreation activities. The Company's bid market share of U.S. beach nourishment projects averaged 61% over the last three years.

  •
  Maintenance (approximately 13% of 2003 dredging revenues). Maintenance dredging consists of the redredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, active channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. The Company's bid market share of U.S. maintenance projects averaged 27% over the last three years.

        Foreign Dredging Operations (approximately 17% of 2003 dredging revenues). Foreign capital projects typically relate to channel deepening and port infrastructure development. Beginning in the early 1990s, consolidation among foreign competitors, along with an increase in foreign governments' investments in infrastructure, created new overseas dredging opportunities for the Company. Since this time, the Company has targeted opportunities which are well suited to its equipment and where competition from its European competitors is reduced. While the Company has only a minor share of the international dredging market, it has maintained its presence in the foreign markets to enable it to diversify, particularly at times when there is anticipation of a decrease in the domestic market. Over the last ten years, the Company has worked in Europe, the Middle East, Africa, India, Mexico and South America. In recent years, the Middle East region has presented the most attractive prospects, and the Company currently has dredging assets positioned in the Middle East, Africa, and Central America. Revenues from foreign capital projects averaged 15% of the Company's dredging revenues over the last three years.

        The Company believes that it benefits from a number of favorable trends in the U.S. dredging market:

  •
  Deep Port capital projects. Historically, the average controlling depth of the 10 largest U.S. ports, as measured by annual container volume, has been approximately 10 feet less than the average controlling depth of the ten largest non-U.S. ports worldwide. Without significant deepening efforts, most major U.S. ports risk being unable to accommodate larger cargo vessels, which renders them less competitive with deeper ports. The Corps has the primary responsibility for maintaining and improving the nation's waterways, ports and shorelines. Funding for announced projects has increased significantly in recent years due to increased federal funding, authorized through the WRDA legislation, and increased cost sharing of capital projects by local governments. However, contrary to this trend, 2003 experienced a reduction in bidding of Deep Port work due to several factors that are further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Outlook and Backlog." Despite the reduction in 2003 Deep Port bidding, the Company continues to believe that Deep Port work will provide significant opportunities for the domestic dredging industry.

  •
  Increasing need for beach nourishment. Beach erosion is a continuous problem and there is a growing awareness among state and local governments as to the importance of beachfront assets to the multi-billion dollar tourism industry. To date, a significant amount of funding has been allocated to restore and preserve eroding beachfront. Beach projects are generally funded by both federal and state and local monies; therefore, a downturn in the economy can impact the amount of available funding, particularly from state and local sources. The 2003 beach bid market, however, remained strong with bid revenues of approximately $96 million, and recent bid schedules provided by project owners indicate that a number of significant projects valued in excess of $150 million should be forthcoming in 2004.

  •
  Additional significant long-term opportunities. Other capital projects, although not part of the Deep Port program, make consistent contributions to our revenues. A number of these capital projects have been identified, including work in Texas City and Bayport, Texas, and Long Beach, California, which will require similar technical expertise and equipment capabilities. Additionally, there are significant capital dredging opportunities related to projects to contain the erosion of wetlands and coastal marshes (particularly in Louisiana), provide land reclamation for the San Francisco airport expansion and clean-up contaminated inland waterways such as the Hudson River in New York and the Fox River in Wisconsin. These long-term projects have the potential to add substantial revenue to the dredging market, beginning as soon as 2005 and continuing for approximately eight to 10 years thereafter.

Demolition Operations

        NASDI, founded in 1976, is a major U.S. provider of commercial and industrial demolition services. NASDI's core business is exterior and interior demolition, generally performed in the New England area. Exterior demolition involves the complete dismantling and demolition of structures and foundations. Interior demolition involves removing specific structures within a building. Other business activities include site development and asbestos and other hazardous material removal. NASDI generally contracts hazardous material removal to insured subcontractors and does not take possession of hazardous materials, which remain the property of the site owner. NASDI is one of a few providers in New England with the required licenses, operating expertise, equipment fleet and access to bonding to execute larger, complex industrial demolition projects. In recent years, NASDI has successfully performed three demolition projects involving the dismantling and disposal of aging power generation plants. NASDI continues to pursue additional opportunities in the developing market for the demolition of aging industrial facilities, often to allow for the construction of new and more efficient replacements on the same site.

Competitive Strengths

        The Company possesses a number of competitive strengths that have allowed it to develop and maintain its leading position within the dredging industry.

  •
  Favorable competitive dynamic. The Company benefits from significant advantages relative to both existing and potential competitors, including (i) the requirements of the Dredging Act of 1906 and the Jones Act of 1920, which effectively prohibit foreign dredges and, to a certain extent, foreign-owned dredging companies from competing in the U.S (see "Business—Government Regulations"); (ii) the relatively long lead time and high capital cost associated with the construction of a new dredge, which the Company estimates to be two years and between $20 to $60 million, depending on the type of dredge; and (iii) the Company's reputation for quality and customer service built up over its 113-year operating history, during which time it has never failed to complete a project.

  •
  Largest and most diverse dredging fleet. The Company operates the largest and most diverse dredging fleet in the U.S., with over 200 pieces of equipment, including the largest hopper fleet and the largest hydraulic dredges in the U.S. The size, versatility and technical capabilities of the fleet improves the Company's competitiveness by affording the Company the flexibility to select the most efficient equipment for a particular job and enabling the Company to perform multiple projects at the same time. To maintain the value and effectiveness of its fleet, the Company emphasizes preventative maintenance to minimize downtime, increase profitability, extend vessel life and reduce replacement capital expenditure requirements.

  •
  Specialized capability in capital projects. The Company has also been a leader in U.S. capital dredging, which generally requires specialized engineering expertise, specific combinations of equipment and experience in executing complex projects. The Company believes its extensive experience performing complex projects significantly enhances its ability to bid for and complete these contracts profitably. Additionally, the

    Company believes it has a significant advantage over its competitors in projects bid as "requests for proposal". For further information regarding the request for proposal process, see "Bidding Process" below.

  •
  Proprietary and proven project costing methodologies. Over the course of its 113-year operating history, the Company has developed an extensive proprietary database of publicly-available dredging records from its own and its competitors' activities and past bidding results. The Company believes that its extensive proprietary database combined with its accumulated estimating and bidding expertise is a significant competitive advantage in bidding for new dredging contracts. The Company's expertise in accurately estimating project costs has contributed to its strong and consistent profitability.

  •
  Diversified revenue base. The Company benefits from a dredging revenue base that is broadly diversified across the three dredging sectors, which have different demand drivers. Capital projects primarily consist of port expansion work, which is driven by growth in U.S. trade and commerce. Beach nourishment and maintenance projects are more heavily influenced by weather, natural sedimentation and erosion. Revenue within each of the Company's dredging sectors comes from a portfolio of separate contracts, which helps to mitigate project-specific risk. For the year ended December 31, 2003, the Company's revenues were derived from over 50 separate dredging contracts, and no contract represented more than 15% of its revenues. The Company's foreign dredging operations and demolition operations further diversify its revenue and customer base.

  •
  Proven, experienced management team. The Company's top 13 senior managers have an average of 20 years of experience in the dredging industry. The Company believes that this experience provides it with a significant advantage over its competitors. Certain members of management own 15% of the Company's issued and outstanding common stock.

Business Strategy

        The Company intends to continue to grow contract revenues and cash flows and strengthen its competitive position worldwide by using the following strategies:

  •
  Continuing to maintain preeminence in domestic markets. The Company expects to maintain its domestic leadership position by leveraging (i) the size, diversity and technical capabilities of its fleet, (ii) its industry-leading operating experience, (iii) its engineering expertise, and (iv) its efficient and safe project management practices.

  •
  Capitalizing on market opportunities. Using its strong technical capabilities and operating experience, the Company believes that it will be able to capitalize on the over $2.5 billion of authorized Deep Port projects that have yet to be let for bid, beach nourishment opportunities of approximately $100 million per year and an annual maintenance market of approximately $200 million. Additionally, the Company has identified other long range capital projects, such as the Louisiana coastal restoration project among others, that have the potential to add substantial revenues to the industry over the next eight to 10 years. Numerous foreign projects provide attractive opportunities to employ its foreign-based assets.

  •
  Enhancing its operating capabilities. During the last few years, the Company has acquired or constructed several key pieces of equipment. This new equipment has enhanced its dredging capabilities by providing additional tools for capital projects and strengthening its ability to perform maintenance and beach nourishment projects. For example, in 2000 the Company made improvements to its dredge "Texas," to increase its cutting power, making it the most powerful hydraulic cutter dredge in the U.S., capable of handling rock work required in many of the port deepening projects.

  •
  Continuing its presence in foreign markets. Foreign governments' port infrastructure investments continue to present new overseas dredging opportunities for Great Lakes. The Company intends to continue to selectively pursue international opportunities that offer it the potential to increase the utilization of its asset base.

  •
  Pursuing growth opportunities in the commercial and industrial demolition market. The Company believes that its experience in bidding for and completing large projects and its significant infrastructure will be particularly valuable in helping NASDI to bid for and win large demolition projects. NASDI's experience, strong reputation, quality equipment and key client relationships in the demolition market, combined with the Company's core competencies, offer it the opportunity to increase the volume and profitability of its demolition work.

Customers

        Dredging. The dredging industry's customers include federal, state, and local governments, foreign governments, and both domestic and foreign private concerns such as utilities and oil companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. There are generally few economical substitutes that customers can use for dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2003, approximately 72% of the Company's dredging revenues were earned from contracts with federal government agencies or companies operating under contracts with federal government agencies.

        Foreign governments are the primary dredging customers in international markets, generally for capital projects relating to infrastructure development. Approximately 17% of the Company's 2003 dredging revenues were earned from contracts with foreign governments or companies operating under contracts with foreign governments.

        Demolition. NASDI's customers include general contractors who subcontract demolition services, corporations that commission projects, non-profit institutions such as universities and hospitals, and local government and municipal agencies. NASDI benefits from key relationships with certain customers in the general contracting and public infrastructure industries. NASDI negotiates the majority of its demolition contracts as fixed price ("lump sum") contracts with other projects negotiated on a time-and-materials ("T&M") basis. NASDI frequently receives revenues from change orders on existing contracts. The majority of the demolition services are currently concentrated in New England. In 2003, approximately 51% of NASDI's annual revenues were earned from contracts with three private customers.

Bidding Process

        Dredging. Most of the Company's dredging contracts are obtained through competitive bidding on terms specified by the party inviting the bid. The nature of the specified services dictates the types of equipment, material and labor involved, all of which affect the cost of performing the contract and the price that dredging service providers will bid.

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

        Substantially all of the Company's dredging contracts are competitively bid. However, some government contracts are awarded by a sole source procurement process through negotiation between the contractor and the government, while other projects have been recently bid by the Corps through a "request for proposal" (RFP) process. The RFP process allows the project award to be based on the technical capability of the contractor's equipment and methodology, as well as price, and has, therefore, been advantageous for the Company since it has the technical engineering expertise and equipment versatility to comply with the project specifications.

        Great Lakes has operated for over 113 years and maintains an extensive historical database of dredging production records from its own and its competitors' activities and past bidding results. Prior production records help the Company predict sediment composition and optimum equipment requirements. Management believes that its extensive database and its accumulated estimating and bidding expertise allow the Company to be more accurate than its competitors in predicting dredging cost prior to bidding for contracts.

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

        Great Lakes' projects are currently bonded by Travelers Casualty and Surety and Travelers Casualty and Surety Company of America (collectively, "Travelers"). The Company has never experienced difficulty in obtaining bonding for any of its projects. If the Company were to default on a project, the bonding company would complete the defaulted contract and would be entitled to be paid the contract price directly by the customer. Additionally, the bonding company would be entitled to be paid by the Company for any costs incurred in excess of the contract price. Travelers has been granted a security interest in a substantial portion of our operating equipment as collateral for its surety.

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

        Demolition. NASDI's contracts are primarily with private, non-government customers; thus, it often is not required to secure bonding. When NASDI does have bonding requirements, the bonds are also provided by Travelers.

Competitive Environment

        Dredging. The U.S. dredging industry is highly fragmented but has experienced significant consolidation in recent years. Approximately 180 entities in the U.S. presently operate more than 600 dredges, most of which are smaller and service the inland, as opposed to coastal, waterways and therefore, do not generally compete with Great Lakes. Competition in the Company's market is determined primarily on the basis of price, and competition is often limited by the size of the job, equipment requirements, bonding requirements, certification requirements, or government regulations. Great Lakes and four other key competitors perform the majority of the work within the Company's domestic dredging bid market, with smaller dredging companies obtaining a 16% share, on average, over the last three years. Since the Deep Port projects are typically of significant value and there is a large volume of projects remaining in the program, some of these smaller dredging companies have made equipment investments, rationalized by the opportunities in the Deep Port market and encouraged by the Corps in an effort to increase competition. While these smaller competitors have won some major Deep Port projects, they have generally not performed well on these projects so it is unclear whether they will pose the same degree of competition in the future.

        Demolition. The U.S. demolition and related services industry is highly fragmented and is comprised mostly of small regional companies, many of which are not able to perform some of the large, complex infrastructure projects on which NASDI excels. Unlike many of its competitors, NASDI is able to perform both the small and large projects and competes in the demolition and related services industry primarily on the basis of its experience, reputation, equipment, key client relationships and price.

Equipment

        Dredging. Great Lakes' fleet of dredges, material barges and other specialized equipment is the largest and most diverse in the U.S. There are three principal types of dredging equipment: hopper dredges, hydraulic dredges and mechanical dredges.

  •
  Hopper Dredges. Hopper dredges are typically self-propelled and have the general appearance of an ocean-going vessel. The dredge has hollow hulls into which material is suctioned hydraulically through drag-arms and deposited. Once the hollow hulls or "hoppers" are filled, the dredge will sail to the designated disposal site and either (i) bottom dump the material or (ii) pump the material from the hoppers through a pipeline to the designated site. Hopper dredges can operate in rough waters, are less likely than other types of dredges to interfere with ship traffic and can move quickly from one project to another. Great Lakes operates the largest hopper fleet in the U.S., affording it flexibility to quickly respond to time-sensitive projects.

  •
  Hydraulic Dredges. Hydraulic dredges remove material using a revolving cutterhead which cuts and churns the sediment on the ocean floor and hydraulically pumps the material by pipe to the disposal location. These dredges are very powerful and can dredge some types of rock. Certain materials can be directly pumped as far as seven miles with the aid of a booster pump. Hydraulic dredges work with an assortment of support equipment, which help with the positioning and movement of the dredge, handling of the pipelines, and the placement of the dredged material. Great Lakes operates the only two large electric hydraulic dredges in the U.S., which makes the Company particularly competitive in markets with stringent emissions standards, such as California.

  •
  Mechanical Dredges. There are two basic types of mechanical dredges operating in the U.S.: clamshell and backhoe. In all cases, the dredge uses a bucket to excavate material from the ocean floor. The dredged material is placed by the bucket into material barges or "scows" for transport to the designated disposal area. The scows are emptied by bottom-dumping, direct pump-out or removal by a crane with a bucket. Mechanical dredges are capable of removing hardpacked sediments and debris and can work in tight areas such as along docks or terminals. Clamshell dredges with specialized buckets are ideally suited to handle material requiring controlled disposal. The Company has the largest fleet of material barges in the industry, which provides cost advantages when dredged material is required to be disposed far offshore or when material requires controlled disposal.

        Great Lakes' domestic dredging fleet is typically positioned on the East and Gulf Coasts with a smaller number of vessels on the West Coast and on inland rivers. The mobility of the Company's fleet enables it to move equipment in response to changes in demand. Great Lakes' fleet includes assets currently positioned internationally in the Middle East, Africa and Central America.

        The Company is continually assessing its need to upgrade and expand its dredging fleet to take advantage of improving technology and to address the changing needs of the dredging market. As mentioned previously, the Company has recently made some significant additions to its dredging capacity which it believes will enhance its ability to compete for and execute future Deep Port projects and strengthen its ability to perform beach and maintenance projects.

        The Company is committed to preventive maintenance, which it believes is reflected in the long lives of most if its equipment and its low level of unscheduled downtime on jobs. The Company spent $27.9 million on maintenance in 2003, in addition to $37.7 million on capital expenditures (which included approximately $15.0 million used to buy out certain dredging equipment previously under operating lease, $3.6 million related to a barge being constructed as part of a like-kind exchange, and a $0.8 million deposit on construction of two new rock barges).

        Demolition.    NASDI owns and operates specialized demolition equipment, including a fleet of excavators equipped with shears, pulverizers, processors, grapples, and hydraulic hammers that provide high-capacity processing of construction and demolition debris for recycling and reclamation. NASDI also owns and maintains a large number of skid-steer loaders, heavy-duty large-capacity loaders, cranes, recycling crushers, off-highway hauling units and a fleet of tractor-trailers for transporting equipment and materials to and from job sites. NASDI rents additional equipment on a project-by-project basis, which allows NASDI flexibility to adjust costs to the level of project activity.

Equipment Certification

        Certification of equipment by the U.S. Coast Guard and establishment of the permissible loading capacity by the America Bureau of Shipping ("A.B.S.") are important factors in Great Lakes' dredging business. Many projects, such as beach nourishment projects with offshore sand, dredging projects in exposed entrance channels, and dredging projects with offshore disposal areas, are restricted by federal regulations to be performed only by dredges or scows that have U.S. Coast Guard certification and a load line established by the A.B.S. The certifications indicate that the dredge is structurally capable of operating in open waters. The Company has more certified vessels than any domestic competitor and makes substantial investments to maintain these certifications.

Seasonality

        Prior to the last several years, the Company had historically realized lower contract revenues and earnings in the first and fourth quarters of each year. This trend was due to a number of factors including variation in weather conditions and government funding cycles, which affected the timing and execution of projects. In recent years, seasonality has not had a significant impact on the Company's dredging operations, with the increased volume of Deep Port work in the market and the impact of environmental windows, which require that certain work be performed in winter months to protect wildlife habitats. The Company has been able to respond to these market factors since it has the flexibility to move its equipment around as weather conditions and environmental restrictions dictate. However, in the future, seasonality may become more of a factor if the project mix changes and the Company is not able to be as flexible in utilizing its equipment. The Company's demolition operations are not significantly impacted by seasonality.

Backlog

        The Company's contract backlog represents management's estimate of the revenues which will be realized under the portion of the contracts remaining to be performed. Such estimates are subject to fluctuations based upon the amount of material actually dredged or scope of demolition services to be provided as well as factors affecting the time required to complete the job. In addition, because a substantial portion of the Company's backlog relates to government contracts, the Company's backlog can be canceled at any time without penalty; however, the Company can generally recover actual committed costs and profit on work performed up to the date of cancellation. Consequently, backlog is not necessarily indicative of future results. The Company's backlog includes only those projects for which the customer has provided an executed contract. The components of the Company's backlog are addressed in more detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

        Dredging. At December 31, 2003, the Company employed approximately 300 full-time salaried personnel, with additional hourly personnel, most of whom are unionized and hired on a project-by-project basis. During 2003, the Company employed an average of approximately 500 hourly personnel to meet project requirements. Crews are generally available for hire on relatively short notice.

        The Company is a party to numerous collective bargaining agreements that govern its relationships with its unionized hourly personnel. However, five primary agreements apply to approximately 90% of such employees. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with its significant unions; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

        Demolition. At December 31, 2003, NASDI employed approximately 20 full-time salaried administrative employees, in addition to approximately 120 unionized employees who are party to four union agreements. The unionized employees are hired on a project-by-project basis and are generally available for hire on relatively short notice.

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

        Mining operations are performed pursuant to permits granted to Amboy by the federal government and the states of New York and New Jersey. After much delay, in 2002, Amboy was successful in obtaining approval for a new permit allowing it to mine deeper in its sand borrow areas. This new sand source is expected to be of better quality, thereby requiring less blending with other materials, which should enable Amboy to reduce the cost of its final product and improve margins. See also "Management's Discussion and Analysis—Off-Balance Sheet Commitments and Contingencies."

Government Regulations

        The Company is subject to government regulations pursuant to the Foreign Dredging Act of 1906, as amended (the "Dredging Act") and Section 27 of the Merchant Marine Act of 1920, as amended (the "Jones Act"), which prohibit foreign-built, chartered or operated vessels (absent special legislative action) from competing in the U.S. dredging market and from owning more than 25% of a U.S. dredging company. The owners and charterers of dredges operating in the navigable waters of the United States must meet the coastwise trade requirements of the Jones Act and the Shipping Act of 1916, as amended. Such dredges must be registered under U.S. law and have coastwise endorsements pursuant to the Vessel Documentation Act. These acts prohibit dredges owned, chartered or controlled by entities that are less than 75% owned and controlled by U.S. citizens from transporting dredged material between points in the United States.

        In 1992, Congress amended the Dredging Act to bring it into conformity with the U.S. citizenship requirements of the rest of the nation's cabotage laws. In so doing, Congress included grandfather clauses to protect certain existing dredge operators affected by the change in law. The language of the grandfather clauses exempted the dredge STUYVESANT from the 75% ownership and control requirement. The STUYVESANT is chartered to Stuyvesant Dredging Company, Inc., a foreign corporation and wholly-owned by Royal Boskalis Westminster, NV, a Dutch company, the largest dredging service provider in the world. In early 1999, Stuyvesant Dredging exploited a loophole in the STUYVESANT grandfather clause, thus allowing it to expand its control of additional dredging vessels. As of December 31, 2003, Stuyvesant Dredging controlled 21 dredging vessels operating in the United States, including seven dredges and 14 ancillary vessels. A coalition of U.S.-citizen dredging companies, labor unions, U.S. maritime operating companies and U.S. shipbuilders have joined together in an attempt to close the STUYVESANT grandfather clause loophole. Although the attention of Congress has recently been diverted to other matters, the coalition continues to actively pursue this issue. However, one of the industry's domestic dredging companies recently protested a bid award by the Corps in favor of Bean Stuyvesant, LLC, a company 50% owned by Stuyvesant Dredging. The basis for the protest was that the Corps could not award the bid to Bean Stuyvesant, which was proposed in the bid as the charterer of the dredge in question, because Bean Stuyvesant was neither a U.S. citizen for the purpose of operating vessels in the coastwise trade nor eligible for inclusion within the Dredging Act's grandfather provision. The U.S. Court of Federal Claims agreed and issued an injunction in favor of the domestic dredging company. Bean Stuyvesant is appealing this decision, and it is expected there will be a hearing on the appeal in the second quarter of 2004. The Company remains hopeful that this decision could lead to more equitable treatment amongst the participants within the U.S. dredging industry.

Environmental Matters

        The Company's operations and facilities are subject to various environmental laws and regulations related to, among other things: dredging operations; the disposal of dredged material; protection of wetlands; storm water and waste water discharges; demolition activities; asbestos removal; transportation and disposal of other hazardous substances and materials; and air emissions. The Company is also subject to laws designed to protect certain marine species and habitats. Compliance with these statutes and regulations can delay appropriation with respect to, and performance of, particular projects and increase related expenses.

        The Company's projects may involve demolition, excavation, transportation, management and disposal of hazardous waste and other hazardous substances and materials. Various laws strictly regulate the removal, treatment and transportation of hazardous water and other hazardous substances and materials and impose liability for human health effects and environmental contamination caused by these materials. The Company's demolition business, for example, requires it to transport and dispose of hazardous substances and materials, such as asbestos. The Company takes steps to limit its potential liability by hiring qualified asbestos abatement subcontractors to remove such materials from its projects, and some project contracts require the client to retain liability for hazardous waste generation.

        Services rendered in connection with hazardous substance and material removal and site development may involve professional judgments by licensed experts about the nature of soil conditions and other physical conditions, including the extent to which hazardous substances and materials are present, and about the probable effect of procedures to mitigate problems or otherwise affect those conditions. If the judgments and the recommendations based upon those judgments are incorrect, the Company may be liable for resulting damages that its clients incur, which may be material.

        Based on the Company's experience, its management believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on its business, financial condition or results of operations. However, the Company cannot predict what environmental legislation or regulations will be enacted in the future; how existing or future laws or regulations will be enforced, administered or interpreted; or the amount of future expenditures that may be required to comply with these environmental or health and safety laws or regulations or to respond to future cleanup matters or other environmental claims.

Item 2.—Properties

        Dredging.    Great Lakes' dredging fleet is the largest in the U.S. and one of the largest fleets in the world. The fleet consists of over 200 pieces of equipment, including the largest hopper fleet and most of the large hydraulic dredges in the U.S.

        The following table provides a listing of the Company's current fleet of equipment, including equipment under long-term operating leases.

Type of Equipment	Quantity
Hydraulic Dredges	11
Hopper Dredges	8
Mechanical Dredges	5
Unloaders	2
Drillboats	2
Material Barges	27
Deck Barges	34
Other Barges	29
Booster Pumps	7
Tugs	7
Launches	28
Derricks	8
Cranes	14
Loaders/Dozers	12
Survey Boats	23

Total	217

        A significant portion of the Company's operating equipment is subject to liens by the Company's senior lenders and bonding company. See Note 6, "Property and Equipment," and Note 11, "Long-term Debt," in the Notes to the Consolidated Financial Statements.

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

Item 3.—Legal Proceedings

        Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims.

        The Company or its former subsidiary, NATCO Limited Partnership, are named as defendants in approximately 260 lawsuits, the majority of which were filed between 1989 and 2000, and seven of which were filed in the last three years. In these lawsuits, the plaintiffs allege personal injury, primarily fibrosis or asbestosis, from exposure to asbestos on our vessels. The vast majority of these lawsuits have been filed in the Northern District of Ohio and a few in the Eastern District of Michigan. These cases have been transferred to the asbestos multi-district litigation pending in the Eastern District of Pennsylvania. The Company cannot determine its potential liability in these cases because the claims generally do not specify the amount of damages sought. No discovery has been sought by plaintiffs in any of these cases, and none of these cases has been litigated to date as to the Company. Management does not believe that these cases will have a material adverse impact on the business.

        A joint venture in which the Company holds an approximately 36% interest is subject to a counterclaim filed by the Red Sea Ports Authority relating to a contract performed in Egypt between 1999 and 2001. The joint venture instituted arbitration proceedings against the Red Sea Ports Authority for monetary claims arising out of the contract and sought approximately $40 million in damages. The Red Sea Ports Authority counterclaimed for $74 million in damages, alleging environmental damage from the project, including damage to coastline, fisheries and coral reefs, and misuse of the designated disposal site. In July 2003, an arbitration hearing was held in Egypt regarding the joint venture's claim and the Red Sea Ports Authority's counterclaim. The Company expects a decision to be rendered in the second quarter of 2004. Management believes that the allegations in the counterclaim are baseless and do not believe that it will have a material adverse impact on the Company's business.

Item 4.—Submission of Matters to a Vote of Security Holders

        On November 6, 2003, the Company's stockholders, pursuant to a unanimous written consent, approved the merger agreement pursuant to which Great Lakes was merged with and into GLDD Merger Sub, Inc., a Delaware corporation newly formed by GLDD Acquisitions Corp. for purposes of completing the acquisition of the Company.

Part II

Item 5.—Market for the Registrant's Common Equity and Related Stockholder Matters

        There is no established public offering market for the outstanding common equity of the Company. At December 31, 2003, GLDD Acquisitions Corp. owned 100% of the outstanding common equity of the Company. Madison Dearborn Capital Partners IV, L.P. and its co-investors owns approximately 85% and certain members of the Company's management own in aggregate approximately 15% of the outstanding common equity of GLDD Acquisitions Corp.

        The ability of the Company to pay dividends is restricted by certain covenants contained in the Company's senior credit facility, as well as certain restrictions contained in the Company's indenture relating to its subordinated debt.

Item 6.—Selected Financial Data

        The following table sets forth certain financial data regarding the Company and should be read in conjunction with the consolidated financial statements and notes thereto (see Item 15, "Financial Statements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The income statement and balance sheet data presented below have been derived from the Company's consolidated financial statements. The acquisition of the Company by MDP in December 2003 was accounted for as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," resulting in a new basis of accounting subsequent to the transaction. Therefore, for presentation herein and throughout the remainder of this Report, financial information relating to the Company prior to the sale transaction is denoted as Predecessor Basis, while financial information relating to the Company subsequent to the transaction is denoted as Successor Basis.

	Predecessor Basis
	Years Ended December 31,
	2003	2002	2001 (1)	2000	1999
	(in millions)
Income Statement Data:
Contract revenues	$398.8	$362.6	$318.8	$339.1	$302.3
Costs of contract revenues	(328.2)	(294.6)	(260.5)	(281.7)	(244.8)

Gross profit	70.6	68.0	58.3	57.4	57.5
General and administrative expenses	(27.9)	(29.8)	(25.2)	(22.3)	(21.9)
Sale-related expenses	(10.6)	—	—	—	—

Operating income	32.1	38.2	33.1	35.1	35.6
Interest expense, net	(20.7)	(21.1)	(20.9)	(18.6)	(18.1)
Sale-related financing costs	(13.1)	—	—	—	—
Equity in earnings (loss) of joint ventures	1.4	(0.1)	0.8	(0.8)	0.2
Minority interests	—	0.4	(1.0)	(1.0)	0.5

Income (loss) before income taxes	(0.3)	17.4	12.0	14.7	18.2
Provision for income taxes	(1.3)	(4.4)	(5.5)	(7.4)	(8.5)

Net income (loss)	$(1.6)	$13.0	$6.5	$7.3	$9.7

(1)
Includes the results of NASDI since its acquisition in April, 2001.

Other Data:
EBITDA (2)	$49.8	$54.4	$48.2	$46.0	$48.3
Net cash flows from operating activites	16.5	28.4	20.1	17.5	25.3
Net cash flows from investing activites	(180.9)	(17.2)	(42.9)	(13.7)	(12.8)
Net cash flows from financing activites	165.6	(12.3)	24.2	(4.2)	(11.7)
Depreciation and amortization	16.3	15.9	15.3	12.7	12.0
Maintenance expense	27.9	25.9	19.3	25.9	27.2
Capital expenditures (3)	37.7	18.3	13.8	14.1	15.0

(2)
EBITDA in 2003 includes the impact of sale-related expenses totaling $10.6 million, related to the sale of the Company in 2003.

(3)
Capital expenditures in 2003 includes approximately $15.0 million used to buy out certain dredging equipment previously under operating lease, $3.6 million related to a barge being constructed as part of a like-kind exchange, and a $0.8 million deposit on construction of two new rock barges).

	Successor Basis	Predecessor Basis
	2003	2002	2001	2000	1999
Balance Sheet Data (at end of period):
Cash and equivalents	$2.8	$1.5	$2.6	$1.1	$1.5
Working capital	50.5	14.6	14.1	11.8	13.2
Total assets	522.9	287.5	282.2	248.7	241.4
Total debt	258.7	172.8	184.7	155.0	159.2
Total stockholders' equity (deficit)	97.0	(12.4)	(26.0)	(32.3)	(39.6)

        "EBITDA," as provided herein, represents earnings from continuing operations before net interest expense (including sale-related financing costs), income taxes, and depreciation and amortization expense. EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. The Company presents EBITDA as additional information because it is among the bases upon which the Company assesses its financial performance, and certain covenants in its borrowing arrangements are tied to similar measures. The Company believes EBITDA is a useful measure for the users of its financial statements because it provides information that can be used to evaluate the effectiveness of the Company's business from an operational perspective, exclusive of costs to finance its activities, income taxes, depreciation of operating assets and amortization of intangible assets, none of which is directly relevant to the efficiency of its operations. EBITDA is not calculated identically by all companies; therefore, the Company's presentation of EBITDA may not be comparable to similarly titled measures of other companies. The following table reconciles net income to EBITDA for the periods indicated:

	Predecessor Basis
	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in millions)
Net income (loss)	$(1.6)	$13.0	$6.5	$7.3	$9.7
Adjusted for:
Interest expense, net	20.7	21.1	20.9	18.6	18.1
Sale-related financing costs	13.1	—	—	—	—
Income tax expense	1.3	4.4	5.5	7.4	8.5
Depreciation and amortization	16.3	15.9	15.3	12.7	12.0

EBITDA	$49.8	$54.4	$48.2	$46.0	$48.3

Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Great Lakes is the largest provider of dredging services in the United States. Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance, in which areas the Company has experienced an average combined bid market share in the U.S. of 42% over the past three years. The Company's largest domestic dredging customer is the U.S. Army Corps of Engineers, which has responsibility for federally funded projects related to navigation and flood control. In 2003, approximately 72% of the Company's dredging revenues were earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. Given this dependence on federal revenues, the Company's operations can be influenced by the federal budget and the amount appropriated for dredging in any given year. Therefore, the Company tracks the annual appropriation process to the extent that information is available, to assist it in planning for and managing its operations. The Company has also continued its role as the only U.S. dredging contractor with significant international operations, which represented an average of 15% of its dredging contract revenues over the past three years. The international operations provide additional customer diversification, which can be particularly beneficial if there is a downturn in the domestic economy.

        The Company also owns 85% of the capital stock of North American Site Developers, Inc. ("NASDI"), a demolition service provider located in the Boston, Massachusetts area, which the Company acquired in April 2001. NASDI's principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials. One NASDI management stockholder retains a 15% non-voting interest in NASDI. Since the acquisition of NASDI in 2001, the Company has operated in two reportable segments: dredging and demolition.

        In November 2002, the Company purchased its foreign minority partner's interests in NATCO Limited Partnership and North American Trailing Company, the subsidiary entities through which the Company conducted the majority of its hopper dredging operations. At the end of 2002, these subsidiary entities were dissolved and all subsequent hopper dredging operations are being conducted by Great Lakes Dredge & Dock Company, a wholly-owned dredging subsidiary of the Company. Therefore, minority interests solely reflects the NASDI management stockholder's 15% interest in NASDI.

Contract Revenues

        Most of the Company's dredging contracts are obtained through competitive bidding on terms specified by the party inviting the bid. The nature of the specified services dictates the types of equipment, material and labor involved, all of which affect the cost of performing the contract and the price that dredging contractors will bid.

        The Company recognizes contract revenues under the percentage-of-completion method, based on the Company's engineering estimates of the physical percentage completed for dredging projects and using a cost-to-cost approach for demolition projects. For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each dredging project. For demolition projects, contract revenues are adjusted to reflect the estimated gross profit percentage. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Change orders are often negotiated when a change in conditions from the original contract specifications is encountered, necessitating a change in project performance methodology and/or material disposal. Significant expenditures incurred incidental to major contracts are deferred and recognized as costs of contracts based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

Costs and Expenses

        The components of costs of contract revenues include labor, equipment (including depreciation, insurance, fuel, maintenance and supplies), subcontracts, rentals, lease expense, and project overhead. The hourly labor is generally hired on a project basis and laid off upon the completion of the project. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized. Generally, capital projects have the highest margins due to the complexity of the projects, while beach nourishment projects have the most volatile margins because they are most often exposed to weather conditions.

        The Company's cost structure includes significant fixed costs, averaging approximately 22% to 25% of total costs of contract revenues. The Company can have significant fluctuations in equipment utilization throughout the year. Accordingly, for interim reporting, the Company prepays or accrues fixed equipment costs and amortizes the expenses in proportion to revenues recognized over the year to better match revenues and expenses. Costs of contract revenues also include the net gain or loss on dispositions of property and equipment.

Critical Accounting Policies and Estimates

        The Company's significant accounting policies are discussed in the notes to the financial statements. The application of certain of these policies requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company's results of operations for the period in which the actual amounts become known. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results.

        Percentage-of-completion method of revenue recognition—The Company's contract revenues are recognized under the percentage-of-completion method, which is by its nature based on an estimation process. For dredging projects, the Company uses engineering estimates of the physical percentage of completion. For demolition projects, the Company uses estimates of remaining costs-to-complete to determine project percent complete. In preparing its estimates, the Company draws on its extensive experience in the dredging and demolition business and its database of historical information to assure that its estimates are as accurate as possible, given current circumstances. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation are not recognized in contract revenues until such claims are settled. It is reasonably possible that cost and profit estimates may be revised in the near-term to reflect changes in project performance.

        Impairment of goodwill—Goodwill is assessed for impairment annually or more frequently if impairment indicators are identified. The assessment requires various assumptions regarding estimated future cash flows to determine the fair value of the reporting units to which the goodwill relates. If these estimates or their related assumptions change the fair value of the reporting units in the future, the Company may be required to record an impairment to goodwill.

        Impairment of long-lived assets—In assessing the recoverability of the Company's long-lived assets, primarily operating equipment and intangible assets other than goodwill, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As it relates to its operating equipment, the Company may estimate cash flows and make assumptions regarding useful lives based on internal historical operating data. If these estimates or their related assumptions change the fair value of these assets in the future, the Company may be required to record impairment charges.

        Self-insurance accruals—The Company self-insures estimated costs associated with workers' compensation claims, hull and equipment liability and general business liabilities, up to certain limits. Insurance reserves are established for estimates of the loss that the Company will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. In determining its estimates, the Company incorporates historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in determination of such reserves.

Quarterly Results of Operations

        The following table sets forth the components of net income on a quarterly basis for the years ended December 31, 2003 and 2002.

	Predecessor Basis
	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in millions)
2003
Contract revenues	$99.7	$104.4	$98.1	$96.6
Costs of contract revenues	(81.7)	(89.3)	(80.0)	(77.2)

Gross profit	18.0	15.1	18.1	19.4
General and administrative expenses	(6.9)	(6.5)	(6.8)	(7.7)
Sale-related expenses	—	—	—	(10.6)

Operating income	11.1	8.6	11.3	1.1
Interest expense, net	(5.1)	(5.1)	(5.2)	(5.3)
Sale-related financing costs	—	—	—	(13.1)
Equity in earnings of joint ventures	0.1	0.6	0.3	0.4
Minority interests	—	0.1	(0.1)	—

Income (loss) before income taxes	6.1	4.2	6.3	(16.9)
(Provision) benefit for income taxes	(2.6)	(1.7)	(2.8)	5.8

Net income (loss)	$3.5	$2.5	$3.5	$(11.1)

	Predecessor Basis
	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in millions)
2002
Contract revenues	$79.0	$84.4	$100.0	$99.2
Costs of contract revenues	(64.8)	(69.6)	(80.3)	(79.9)

Gross profit	14.2	14.8	19.7	19.3
General and administrative expenses	(6.7)	(6.6)	(8.4)	(8.1)

Operating income	7.5	8.2	11.3	11.2
Interest expense, net	(5.3)	(5.3)	(5.4)	(5.1)
Equity in (loss) earnings of joint ventures	(0.3)	0.4	0.1	(0.3)
Minority interests	1.1	0.2	(0.4)	(0.5)

Income before income taxes	3.0	3.5	5.6	5.3
Provision for income taxes	(1.4)	2.3	(2.7)	(2.6)

Net income	$1.6	$5.8	$2.9	$2.7

Results of Operations—Fiscal Years

        The following table sets forth the components of net income as a percentage of contract revenues for the years ended December 31:

	Predecessor Basis
	2003	2002	2001
Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(82.3)	(81.2)	(81.7)

Gross profit	17.7	18.8	18.3
General and administrative expenses	(7.0)	(8.2)	(7.9)
Sale-related expenses	(2.7)	—	—

Operating income	8.0	10.6	10.4
Interest expense, net	(5.2)	(5.9)	(6.6)
Sale-related financing costs	(3.3)	—	—
Equity in earnings of joint ventures	0.4	—	0.2
Minority interests	—	0.1	(0.3)

Income (loss) before income taxes	(0.1)	4.8	3.7
Provision for income taxes	(0.3)	(1.2)	(1.7)

Net income (loss)	(0.4)%	3.6%	2.0%

Components of Contract Revenues and Backlog

        The following table sets forth, by segment and type of work, the Company's contract revenues for the years ended and backlog as of December 31:

	Predecessor Basis
	2003	2002	2001
Revenues
Dredging:
Capital—U.S.	$203,699	$122,158	$129,286
Capital—foreign	60,922	52,294	29,359
Beach nourishment	47,858	87,372	78,113
Maintenance	48,351	51,274	58,200
Demolition	37,970	49,504	23,839	(1)

	$398,800	$362,602	$318,797

	Successor Basis	Predecessor Basis
Backlog
Dredging:
Capital—U.S.	$101,128	$262,680	$51,835
Capital—foreign	30,259	55,168	102,680
Beach nourishment	40,396	25,239	49,047
Maintenance	18,412	7,367	4,982
Demolition	10,618	15,198	31,103

	$200,813	$365,652	$239,647

(1)
NASDI was acquired in April, 2001.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        The Company's revenues for 2003 were $398.8 million, which compares to $362.6 million in 2002. In 2003, domestic capital dredging revenues increased $81.5 million and represented 56.5% of the Company's dredging revenue in 2003, as compared to 39.0% in 2002. This increase was anticipated since domestic capital dredging revenues comprised the majority of the Company's 2002 year-end backlog.

        The Company's gross profit margin was 17.7%, which declined from the 2002 level of 18.8%. Although domestic capital dredging work is typically performed at higher margins than foreign or other domestic dredging types of work, certain of the domestic capital dredging projects performed in 2003 had margins that were estimated at lower than historical levels for capital work, due to the specific characteristics of these projects. For instance, both the Houston and Manatee Harbor port deepening projects include a subcontract component that does not reflect the same level of margins achieved on the dredging work, such that the overall project margin is diluted and appears lower than average. Additionally, due to continued competition in the demolition industry, NASDI continued to experience lower margins on certain of is demolition projects in 2003, which also contributed to the decline in the margin percentage on a consolidated basis. The impact on 2003 margins by the capital dredging and demolition revenues was mitigated by stronger performance on certain beach and maintenance dredging projects executed in the 2003 period as compared to those performed in the 2002 period, which were more negatively impacted by weather conditions and mechanical delays.

        Capital dredging projects include large port deepening and other infrastructure projects. As mentioned previously, domestic capital dredging project revenues increased $81.5 million or 66.8%, from $122.2 million in 2002 to $203.7 million in 2003. This increase was anticipated since over 70% of the Company's 2002 year-end backlog was comprised of domestic capital dredging revenues. In 2003, contract revenues from capital dredging projects were generated primarily by large Deep Port projects in New York, New York; Wilmington, North Carolina; Jacksonville, Florida; Houston, Texas; and Los Angeles, California, which contributed combined revenue in excess of $156.0 million. In addition, two other capital projects (which are not part of the Deep Port program)

in Boston, Massachusetts and along the Providence River and harbor in the Rhode Island area contributed combined revenue of $28.4 million in 2003.

        The Company also completed another small capital project in 2003 to assist in planning for the Louisiana Coastal Restoration Plan, which may provide significant dredging opportunities over the next five to 10 years. This was a $3.0 million sediment diversion project commissioned by the Corps in order to accumulate information on how quickly major diversions can rebuild the coastal marshes.

        In 2003, revenues from beach nourishment projects decreased $39.5 million or 45.2% compared to 2002, as the Company's dredging assets were highly utilized on capital dredging projects during the year. Although the level of beach revenue declined relative to 2002, the margin achieved by the beach nourishment projects performed in 2003 generally exceeded the margins of projects performed in 2002, since a number of the projects performed in 2002 were negatively impacted by weather conditions and mechanical delays. The 2003 beach nourishment revenues, included $23.7 million generated by five projects performed in the New York/New Jersey area, with another $16.7 million attributed to four beach projects performed along the Florida coastline. In 2003, the Company also completed a $5.8 million emergency dredging project that was negotiated with the Corps to repair a breach caused by Hurricane Isabel along the outer banks at Cape Hatteras, North Carolina.

        Revenues from maintenance projects for the year ended December 31, 2003 decreased $2.9 million or 5.7% over 2002 but were consistent with typical maintenance dredging volume, which varies depending on levels of Midwest precipitation experienced during the winter months as well as the Company's available equipment capacity. Significant maintenance revenues in 2003 included $16.9 million from six river maintenance projects that were performed on a daily rental-rate basis. The remainder of the maintenance revenues was generated by numerous smaller projects performed along the Gulf and East Coasts, as well as a couple projects in the Pacific Northwest and Alaska.

        Revenues from foreign dredging operations in 2003 increased $8.6 million or 16.5% compared to 2002. The key foreign projects contributing $34.3 million to 2003 revenues included the Company's long-term project in Ghana, West Africa, which began in the first quarter of 2000 and was substantially complete by the end of 2003, and a terminal project in Bahrain, which began late in 2001 and is expected to be completed in 2004. In 2003, as part of the reconstruction efforts following the war in Iraq, the Company also successfully completed a $15.9 million dredging assignment in the port of Umm Qasr, the purpose of which was to enable aid ships to enter the port area to offload.

        NASDI's 2003 demolition revenues declined $11.5 million or 23.3% compared to 2002. The decline in 2003 revenues is due to increased competition in the New England demolition market. Management believes that certain demolition projects have been deferred due to the slow down in the economy over the past couple of years. In 2003, the Quarry Street project in Quincy generated $6.5 million in revenue. This project entails site preparation and utility-placement and has a significant time and materials rental component. The remainder of the years' revenue was generated by numerous other projects, including, among others, continuing work on a large industrial plant demolition and interior demolitions of an office building, federal building and courthouse.

        For the year ended December 31, 2003, the Company's general and administrative expenses, excluding sale-related expenses, totaled $27.9 million, which decreased $1.9 million from the 2002 level of $29.8 million. The 2002 expenses included $1.3 million in discretionary bonuses paid to certain members of management for their efforts relating to the ongoing Chicago flood insurance litigation, which was conclusively settled in the second quarter of 2002. In December of 2003, the Company incurred additional nonrecurring sale-related operating expenses of $10.6 million for advisory fees and discretionary bonuses paid to certain members of management in connection with the sale.

        In connection with the sale of the Company in December, all of the former debt was paid off, including the Company's $155 million of 11 1/4% senior subordinated notes due 2008. As a result, in 2003 the Company incurred additional financing costs of $13.1 million related to the early extinguishment of its former debt, including call and tender premiums to retire the old notes and the write-off of deferred financing costs related to its former debt.

        In 2003, as a result of the significant tax deductions for the sale-related expenses, the Company had a loss for federal tax purposes, but incurred a tax expense of $1.3 million related primarily to state and foreign taxes.

        For the year ended December 31, 2003, the Company incurred a net loss of $1.6 million compared to net income of $13.0 million for the year ended December 31, 2002. The 2003 net loss was a result of the nonrecurring sale-related expenses discussed above.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        The Company's 2002 revenues totaled $362.6 million compared to $318.8 million in 2001. The 2002 period reflected increased revenues from domestic beach dredging, foreign dredging and demolition services activities. The Company's gross profit margin was 18.8% for 2002, which improved slightly over the 2001 margin of 18.3%. The Company's gross profit margins improved in the second half of 2002 with an increasing level of higher margin domestic capital dredging revenues, which offset the lower margins obtained on certain of the Company's beach nourishment dredging projects which were negatively impacted by adverse weather and operating conditions. The impact on 2002 margins from foreign dredging projects, which are typically performed at lower margins, was offset by the strong margins obtained on the demolition services revenues during the year.

        Domestic capital dredging project revenues decreased $7.1 million or 5.5%, from $129.3 million in 2001 to $122.2 million in 2002. There were lower levels of capital work in the first half of 2002, but capital activity picked up in the second half as the Company performed on certain Deep Port projects bid and won in 2002. In 2002, contract revenues from capital projects included $89.1 million generated from Deep Port projects in Wilmington, North Carolina; New York, New York; and Jacksonville, Florida. In addition, two other new work capital projects in St. Lucie, Florida and Boston, Massachusetts contributed combined revenue of $20.0 million in 2002.

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

        Revenues from maintenance projects for the year ended December 31, 2002 decreased $7.0 million or 12.1%, over 2001 but were consistent with typical maintenance dredging volume, which varies depending on levels of Midwest precipitation experienced during the winter months as well as the Company's available equipment capacity. Significant maintenance revenues in 2002 included $19.1 million from six river maintenance projects, which were performed on an equipment rental basis, and $5.9 million and $5.0 million from projects in Oregon Inlet, North Carolina and on the Columbia River/Coos Bay in Oregon, respectively.

        Revenues from foreign dredging operations in 2002 increased $22.9 million or 78.1% compared to 2001. The key foreign projects contributing to 2002 revenues included the Company's long-term project in Ghana, West Africa, which began in the first quarter of 2000 and is expected to be completed in 2003, and a terminal project in Bahrain, which began late in 2001 and is expected to be completed in 2004.

        NASDI's 2002 demolition revenues totaled $49.5 million compared to 2001 revenues of $23.8 million achieved subsequent to the acquisition by the Company in April 2001. In 2002, NASDI performed on a number of large projects, including a large industrial plant demolition, interior demolitions of an office building and courthouse, and demolition of a terminal at Logan Airport.

        General and administrative expenses increased $4.6 million, from $25.2 million in 2001 to $29.8 million in 2002. The 2002 increase was due to the inclusion of NASDI for the full year, additional incentive compensation and profit sharing costs resulting from the higher level of earnings, as well as higher legal fees relating to arbitration matters in the normal course of business. In addition, 2002 included $1.3 million in bonuses paid to certain members of management for their efforts relating to the ongoing Chicago flood insurance litigation, which was conclusively settled in the second quarter of 2002.

        Interest expense increased $0.2 million in 2002, as a result of an entire year's interest on the additional $40.0 million of subordinated notes issued in April 2001 to fund the NASDI acquisition. This increase was offset by improved variable interest rates on the Company's senior bank debt, which was reduced throughout 2002.

        The Company's effective tax rate was 24.3% in 2002 compared to 42.7% in 2001. The improvement in 2002 was primarily the result of a tax deduction taken in the second quarter for the write-off of the tax basis of an insurance claim receivable of $11.0 million related to litigation settlement payments made in 1997. For book purposes, the insurance reimbursement had been assigned to the Company's former owner as part of its recapitalization in 1998, and therefore, had no book basis.

        Net income was $13.0 million in 2002 compared to $6.5 million in 2001. Net income increased in 2002 due to higher earnings as well as the favorable impact of the significant tax deduction just discussed.

Market Outlook and Backlog

        The Company's contract backlog represents management's estimate of the revenues which will be realized under the portion of the contracts remaining to be performed. Such estimates are subject to fluctuations based upon the amount of material actually dredged as well as factors affecting the time required to complete the job. In addition, because a substantial portion of the Company's backlog relates to government contracts, the Company's backlog can be canceled at any time without penalty; however, the Company can generally recover the actual committed costs and profit on work performed up to the date of cancellation. Consequently, backlog is not necessarily indicative of future results. The Company's backlog includes only those projects for which the customer has provided an executed contract.

        Dredging.    The 2003 domestic dredging bid market totaled only $425 million, compared to over $900 million in 2002 and an average over the last five previous years of approximately $650 million. Although the Corps' 2003 fiscal year budget (which runs from October 1, 2002 to September 30, 2003) was at a similar level to recent years, the Company's management attributes the decline in the 2003 bidding market to three overriding factors: (1) the Corps' 2003 fiscal year budget, along with the rest of the federal government's budgets, was not passed until February 2003. The budgets are typically passed in September or October, so this late passage may have delayed certain project bids; (2) the war in Iraq and subsequent reconstruction efforts diverted both personnel and financial resources from the Corps, who have established a division in Iraq to assist with the reconstruction; and (3) the significant bid market in 2002 included a number of large multi-year projects requiring funding from the 2003 and subsequent year budgets such that fewer 2003 bids were required to utilize the Corps' budgeted funds.

        For the year ended December 31, 2003, Great Lakes was the successful bidder on projects valued at approximately $130 million, representing 31% of the domestic bid market. While lower than its historical bid market share, which averaged 42% over the preceding three years, the Company still won more of the 2003 work than any other individual competitor, as a result of two second-tier competitors each winning a significant project in the first part of 2003, which more greatly dispersed the results.

        As a result of the reduced 2003 bid market and the Company's continued performance on several of the large multi-year projects in its backlog, the dredging backlog at December 31, 2003 declined to $190.2 million, which compares to $218.3 million at September 30, 2003 and $350.5 million at December 31, 2002.

        Currently, over half of the dredging backlog, or $101.1 million, remains represented by Deep Port or other capital dredging work, which will be substantially performed in 2004 with some carryover into 2005. Only three Deep Port projects were bid and awarded in 2003, with a total value of $46.7 million. These projects were won by competitors. A fourth project, another phase of the Port Jersey deepening, was bid in December and the Company was low bidder at $35.1 million; however the project was not awarded until February of 2004, so it was not reflected in backlog at December 31, 2003. In relation to recent years, 2003 concluded as a slow year for Deep Port bidding due to the reasons discussed above.

        The WRDA legislation, which provides authorization for the start or continuation of various projects in the Corps' Deep Port program, is generally enacted every other year. The 2002 biannual update was not passed by Congress in 2002, nor was a subsequent WRDA bill introduced in 2003. Since the recent Deep Port work that has come out for bid and those projects expected for 2004 bidding have already been authorized under previous WRDA legislation, the lack of a 2002 or 2003 WRDA bill is not expected to impact the Deep Port market in the next two to three years. A 2004 WRDA bill is being introduced and is expected to be passed, as this type of legislation is typically passed in election years when particular projects gain support of their sponsors. Additionally, the 2004 WRDA bill includes a change to the federal cost-sharing percentages. Currently, the cost-sharing formula for the Deep Port work provides for the federal share of funds to decrease as the ports go deeper, with the state and local share increasing. The 2004 WRDA legislation revises this cost-sharing formula to increase the federal share as the ports are brought to greater depths, which should provide some incentive for certain state legislatures to push for its adoption. The Company continues to follow the progress of the 2004 WRDA legislation as it is important for future years' bid markets.

        Foreign capital backlog declined $24.9 million as the Company continued to work on the projects in Ghana and Bahrain through 2003. At December 31, 2003, the foreign backlog relates primarily to work remaining on the Bahrain project, which will be completed in 2004, and a project in Alexandria, Egypt. The Egypt project, which was awarded in the first quarter of 2003, is a sub-contract for channel deepening as part of a larger liquid natural gas plant project. The project was originally awarded at $4.8 million but has increased to $9.5 million and will also be completed in 2004. The Company continues to target a number of attractive foreign opportunities, particularly in the Middle East.

        The 2003 beach nourishment bid market totaled $96.0 million, which is in line with the beach bid market over the last five years of $110 million. The Company won $67 million, or 70%, of this work, increasing beach backlog to $40.4 million at the end of 2003. The Company continues to follow a number of additional beach nourishment projects with combined values in excess of $150 million that are expected to be bid over the next 12 months. This includes a number of projects in Florida, Delaware, South Carolina and Louisiana that are likely to be let for bid throughout the next year, based on schedules provided by project owners.

        At December 31, 2003, the Company was low bidder on additional domestic work valued at $60.0 million. This included the $35.1 million Port Jersey channel deepening project which was bid in the fourth quarter of 2003 and awarded to the Company in the first quarter of 2004, and other option work on projects currently in backlog. The revenue value of low bids and options pending award is reflected in the Company's backlog upon execution of signed agreements for the work.

        Demolition.    The Company's demolition backlog at December 31, 2003 totaled $10.6 million, which level was fairly consistent throughout the year, and compares with $15.2 million at December 31, 2002. While NASDI continues to encounter additional competition given the slow-down in the economy, the demolition bidding activity has increased in recent months and the Company anticipates that a few larger projects will be awarded in the next three to six months, which should provide opportunities for improved margins in this segment.

Changes in Financial Condition

        As discussed in the notes to the financial statements, the Company accounted for the recent acquisition by MDP as a purchase, in accordance with SFAS No. 141, "Business Combinations." This resulted in a new basis of accounting, effective December 31, 2003, at which point the Company reflected its assets and liabilities at fair value. The excess of purchase price paid over the net assets acquired was allocated primarily to property and equipment and other intangible assets, and deferred taxes related thereto, with the remaining excess recorded as goodwill.

Liquidity and Capital Resources

Historical

        Prior to the recent acquisition by MDP, the Company's primary sources of liquidity were cash flows from operations and borrowings under its revolving line of credit provided by the Credit Agreement (see Note 11, "Long-term Debt" in the Notes to the Consolidated Financial Statements). The Company's primary uses of cash were to fund working capital, capital expenditures and debt service.

        The Company's Predecessor Basis net cash flows provided by operating activities for the years ended December 31, 2003, 2002 and 2001 totaled $23.0 million, $28.4 million and $20.1 million, respectively. The fluctuation in the Company's operating cash flows is primarily due to the normal fluctuations in working capital requirements inherent in the Company's business. The Company continues to require working capital due to longer payment terms on its Bahrain foreign project, as well as certain large Corps' projects, which become billable only as sections of the projects are taken down to final grade. For example, in the case of the New York Deep Port project, it was most efficient for the Company to drill and blast the project sections first, but the Company cannot bill for this work until the dredge subsequently removals all the blasted material, bringing the section to depth. Thus, the Company tends to build working capital as it performs on projects of this nature, which comprised a substantial portion of the Company's 2003 revenues.

        The Company's Predecessor Basis net cash flows used in investing activities for the years ended December 31, 2003, 2002 and 2001 were $31.7 million, $17.2 million and $42.9 million, respectively. The use of cash relates primarily to equipment acquisitions, offset by proceeds on the sale of equipment, which in 2003 included approximately $5.2 million related to the sale of two tugboats. In 2003, the Company spent approximately $20.0 more on capital expenditures than in a typical year. This included $15.0 million used to purchase two dredging vessels and certain ancillary equipment that were previously under an operating lease, as well as $3.6 million spent on construction of a barge, which was expedited to obtain favorable like-kind exchange tax treatment in connection with the sale of the tugboats. In 2003, the Company also utilized $1.0 million to purchase 50% of a real estate interest related to its Amboy joint venture and received $1.2 million related to the sale of its investment in Riovia S.A., a joint venture formed to perform a dredging project in Argentina. In 2002, the

Company used $4.5 million to purchase the minority partner's interests in NATCO and North American, as discussed previously under "—Overview." In 2001, $30.5 million was used to purchase the capital stock of NASDI.

        The Company's Predecessor Basis net cash flows from financing activities totaled $14.8 million for the year ended December 31, 2003. In December, the Company borrowed $23.4 million under the Equipment Term Loan, which was used to refinance borrowings incurred under the former revolving credit facility, including $15.0 million in borrowings that were used to purchase certain dredging equipment which had previously been under operating lease, as mentioned above. Net cash flows from financing activities for the years ended December 31, 2002 and 2001 were a use of $12.3 million and a source of $24.2 million, respectively. The uses of cash in 2002 and 2001 related to the scheduled payments of the Company's term senior debt, offset by net borrowings on its revolver. However, in 2001, the Company also received net proceeds of $39.7 million from its senior subordinated notes issued to fund the NASDI acquisition, which were offset by related financing fees.

        For the year ended December 31, 2003, the Successor Basis net cash flows used in operations totaled $6.5 million for the payment of accrued interest in connection with the acquisition of the Company by MDP in December 2003. Successor Basis net cash flows used in investing activities were $149.1 million, reflecting the consideration paid to the Company's former equity holders and related expenses in connection with the sale. Successor Basis net cash flows from financing activities totaled $150.8 million which represented payments to extinguish the Company's former debt, offset by proceeds from the issuance of new equity and new senior subordinated notes and bank debt also in connection with the sale.

Prospective

        The Company has entered into operating lease agreements for certain dredging assets and office space, which require annual operating lease payments of approximately $13 million to $16 million in each of the next four years. See Note 14, "Lease Commitments" in the Notes to the Consolidated Financial Statements. Additionally, the Company expects to incur annual maintenance expenses of approximately $26 million to $28 million. Amounts expended for operating leases and maintenance expenses are charged to operations on an annual basis. Planned capital expenditures, which primarily include support equipment and equipment upgrades, are expected to require spending of approximately $14 million to $18 million annually for the foreseeable future.

        As a result of the sale transaction in December 2003, the Company's debt level increased to approximately $260 million. However, despite the increased debt level, the Company's debt service requirements have been reduced due to lower interest rates on the new debt and reduced amortization requirements. The Company anticipates cash interest expense of approximately $18 million annually, in the current interest rate environment, compared to $19 to $20 million annually in recent years.

        The Company's new senior credit facility contains various restrictive covenants. It prohibits the Company from prepaying other indebtedness, including the senior subordinated notes, and it requires the Company to satisfy financial condition tests and to maintain specified financial ratios, such as a maximum total leverage ratio, maximum senior leverage ratio, minimum interest coverage ratio and maximum capital expenditures. It also prohibits the Company from declaring or paying any dividends and from making any payments with respect to the senior subordinated notes if it fails to perform its obligations under, or fails to meet the conditions of, the new senior credit facility or if payment creates a default under the new senior credit facility. The Company's bonding agreement and Equipment Term Loan contain similar restrictive covenants and financial condition tests.

        The indenture governing the senior subordinated notes, among other things: (1) restricts the Company's ability and the ability of its subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (2) prohibits certain restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make certain payments to it; and (3) places restrictions on its ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. The indenture related to the senior subordinated notes and the senior credit facility also contains various covenants that limit the Company's discretion in the operation of its businesses.

        In February 2004, the Company entered into an interest rate swap arrangement to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company's 7 3/4% senior subordinated debt. The fair value of the swap at inception was zero, and the Company does not expect to obtain hedge accounting treatment for this transaction.

        After the sale transaction, the Company's principal sources of liquidity are cash flow generated from operations and borrowings under its new senior credit facility. The Company's principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes. Management believes that cash flows from operations combined with the availability under the $60.0 million revolving line of credit (which is part of the senior credit facility mentioned above) will be sufficient to fund the Company's operations, debt service and capital expenditures for the foreseeable future. The Company's ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

Contractual Obligations

        The following table summarizes the Company's contractual cash obligations at December 31, 2003. Additional information related to these obligations can be found in Notes 11 and 14 to the Consolidated Financial Statements.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long term bank debt	$60.3	$—	$—	$—	$60.3
Equipment term debt	23.4	2.0	3.9	3.9	13.6
Senior subordinated notes	175.0	—	—	—	175.0
Operating lease commitments	129.0	16.0	30.5	23.5	59.0
Purchase obligations (1)	7.9	7.9	—	—	—

Total	$395.6	$25.9	$34.4	$27.4	$307.9

(1)
At December 31, 2003, the Company had an outstanding obligation of $7.9 million related to a contract to build two new dump barges for a total value of $8.8 million. Excluding construction of new assets which the Company undertakes from time to time, the Company typically does not have purchase obligations in excess of $1.0 million outstanding at any point in time.

Other Off-Balance Sheet and Contingent Obligations

        The Company has guaranteed 50% the outstanding principal and interest of Amboy's bank loan, which totaled $0.5 million at December 31, 2003. Additionally, the Company's outstanding letters of credit, the majority relating primarily to contract performance guarantees and one covering insurance payment liabilities, totaled $16.9 million at December 31, 2003. All were undrawn at year-end.

        The Company's Credit Agreement contains provisions that require the Company to maintain a minimum net worth and certain other financial ratios, limit payment of dividends and restrict certain other transactions. The Company has also granted liens on certain of its operating equipment with net book values at December 31, 2003 of $77.8 million as security for borrowings under its Credit Agreement.

        As mentioned previously, the Company finances certain key vessels used in its operations with off-balance sheet lease arrangements with unrelated lessors, requiring annual rentals of $13 million to $16 million over the next four years. These off-balance sheet leases contain default provisions which are triggered by an acceleration of debt maturity under the terms of the Company's Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. Thus, it is impractical to develop an estimate of the maximum potential exposure under these lease indemnification arrangements, since it is entirely dependent on the unique tax circumstances of each lessor.

        Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. The Company obtains its performance and bid bonds through a bonding agreement with a surety company that has been granted a security interest in a substantial portion of the Company's operating equipment with a net book value of approximately $92.3 million at December 31, 2003. The bonding agreement contains financial and operating covenants that limit the ability of the Company to incur indebtedness, create liens and take certain other actions. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range between $5 to $10 million. At December 31, 2003, the Company had outstanding performance bonds valued at approximately $392 million; however, the revenue value remaining in backlog related to these projects totaled approximately $156 million.

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

Effect of Recently Issued Accounting Standards

        In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity to be presented as liabilities. Such instruments include mandatorily redeemable financial instruments and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company beginning the quarter ended June 30, 2003. Adoption of this standard had no impact on the Company's financial position, results of operations or cash flows.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others." The interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under guarantee, with certain exceptions. The disclosure requirements of FIN No. 45 are effective for the Company as of December 31, 2002 and the recognition requirements are to be applied prospectively for guarantees issued or modified after December 31, 2002. Adoption of this standard had no material impact on the Company's financial position, results of operations or cash flows.

        In December 2003, the FASB issued a revised FIN No. 46, "Consolidation of Variable Interest Entities, and interpretation of Accounting Research Bulletin No. 51," ("FIN No. 46R"). FIN No. 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or VIEs). Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FIN No. 46R is applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Item 7A.—Quantitative and Qualitative Disclosures about Market Risk

        A portion of the Company's current dredging operations are conducted outside of the U.S. In both 2003 and 2002, 17% of dredging contract revenues were attributable to overseas operations. It is the Company's policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available. Forward currency exchange contracts, typically with durations of less than one year, are used to minimize the impact of foreign currency fluctuations on operations. The Company does not purchase forward exchange contracts for trading purposes and had no foreign currency forward contracts outstanding at December 31, 2003.

        The Company's obligations under its Equipment Term Loan and Credit Agreement expose earnings to changes in short-term interest rates since interest rates on this debt are variable. If the variable rates on the Company's outstanding debt were to increase by 10% from the rates at December 31, 2003, for the full year 2004, assuming scheduled principal payments are made, interest expense would increase $0.1 million and, assuming a 38% marginal tax rate, the decrease to net income would be insignificant.

        At December 31, 2003 and 2002, the Company had long-term subordinated notes outstanding with a recorded book value of $175.0 million and $154.8 million, respectively. The fair value of these notes, which bear interest at a fixed rate, was $180.3 million and $161.4 million at December 31, 2003 and 2002, respectively, based on quoted market prices. Assuming a 10% decrease in interest rates from the rates at December 31, 2003, the fair value of this fixed rate debt would have increased by $9.5 million.

        A significant operating cost for the Company is diesel fuel. During both 2003 and 2002, fuel expenditures represented 6.7% of costs of contract revenues. The Company uses fuel commodity forward contracts, typically with durations of less than two years, to reduce the impacts of changing fuel prices on operations. The Company does not purchase fuel hedges for trading purposes. Based on the Company's 2004 projected fuel consumption, a one cent change in the average price per gallon of fuel would impact its net income by approximately $0.1 million, after the effect of fuel commodity contracts in place as of December 31, 2003. If the fuel forward rates underlying the outstanding fuel contracts increased by 10%, the fair value of these contracts would increase by $0.4 million. At December 31, 2003 and 2002, the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to work in backlog, representing approximately 31% and 46% of its projected fuel requirements for 2004 and 2003, respectively.

Item 8.—Financial Statements and Supplementary Data

        The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Independent Auditors' Report dated March 19, 2004, are set forth on pages [42 to 60] inclusive, of this Report, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Item 9.—Change In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.—Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on that evaluation, such officers have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

        (b)    Changes in Internal Controls.    There have been no changes in our internal controls over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part III

Item 10.—Directors and Executive Officers

        Set forth below are the names, ages and positions of the persons who serve as the directors and executive officers of the Company as of December 31, 2003:

Name	Age	Position
Douglas B. Mackie	51	President, Chief Executive Officer and Director
Richard M. Lowry	48	Executive Vice President and Chief Operating Officer
Deborah A. Wensel	43	Senior Vice President and Chief Financial Officer
William F. Pagendarm	54	Vice President—Division Manager
Steven F. O'Hara	49	Vice President—Division Manager
Bradley T. J. Hansen	51	Vice President—Division Manager
J. Christopher Gillespie	43	Vice President—International Operations
Kyle D. Johnson	42	Vice President—International Projects & Production Engineering
David E. Simonelli	47	Vice President—Manager of Technical Operations
John F. Karas	42	Vice President—Chief Estimator
Steven W. Becker	42	Plant Equipment Manager and Chief Mechanical Engineer
Leslie A. Braun	36	Financial Reporting Manager and Secretary
Donald J. Luce	41	Controller and Assistant Secretary
Samuel M. Mencoff	47	Non-executive Director
Thomas S. Souleles	35	Non-executive Director
Douglas S. Grissom	37	Non-executive Director

Douglas B. Mackie, President and Chief Executive Officer

        Mr. Mackie has been President, Chief Executive Officer and a director of the Company since 1995. He joined the Company in 1978 as Corporate Counsel. In 1987 he was named Senior Vice President. Mr. Mackie earned a MBA from the University of Chicago and a JD from Northern Illinois University. He is a former President of the Dredging Contractors of America.

Richard M. Lowry, Executive Vice President and Chief Operating Officer

        Mr. Lowry has been the Executive Vice President and Chief Operating Officer of the Company since 1995. He joined the Company in 1978 as a Project Engineer and has since held positions of increasing responsibility in the engineering and operations areas of the Company. In 1990 he was named Senior Vice President and Chief Engineer. He is a member of the Society of American Military Engineers. Mr. Lowry received a Bachelors Degree (Honors) in Civil Engineering from Brighton Polytechnic in England.

Deborah A. Wensel, Senior Vice President and Chief Financial Officer

        Ms. Wensel has been the Chief Financial Officer and Treasurer of the Company since April 1999 and was named Senior Vice President in 2002. Ms. Wensel joined the Company in 1987 as Accounting and Financial Reporting Supervisor. In 1989, she was named Controller and Chief Accounting Officer. She is the current Treasurer of the Dredging Contractors of America. Ms. Wensel is a Certified Public Accountant and also has a MBA from the University of Chicago.

William F. Pagendarm, Vice President & Division Manager—Hopper

        Mr. Pagendarm has been a Vice President and Division Manager of the Company since 1985. He joined the Company in 1979 as Project Superintendent. Mr. Pagendarm is a former President and Chairman of the Western Dredging Association. He is also a former President of the World Dredging Association. Mr. Pagendarm holds a Bachelors degree in Civil Engineering from University of Notre Dame and a MBA from the University of Chicago.

Steven F. O'Hara, Vice President & Division Manager—Clamshell

        Mr. O'Hara has been a Vice President and Division Manager of the Company since 1988. He joined the Company in 1978 as Cost Accountant. He is a member of the Society of American Military Engineers. Mr. O'Hara received a BS from the University of Illinois.

Bradley T. J. Hansen, Vice President & Division Manager—Hydraulic

        Mr. Hansen has been a Vice President and Division Manager of the Company since 1994. He joined the Company in 1977 as an Area Engineer. He was named Vice President & General Superintendent of the Company in 1991. Mr. Hansen earned a BS in Civil Engineering from Louisiana State University. He is a member of the American Society of Civil Engineers.

J. Christopher Gillespie, Vice President—Special Projects Manager

        Mr. Gillespie was named Vice President and Special Projects Manager in 1997. He joined the Company in 1987 as a Project Engineer and previously served as a Commissioned Officer in the U.S. Army Corps of Engineers. Mr. Gillespie earned a BS in Civil Engineering from the U.S. Military Academy at West Point and a graduate degree in Environmental Engineering from the University of Tulane. He is a member of the Society of American Military Engineers.

Kyle D. Johnson, Vice President—Production Engineering/Special Projects

        Mr. Johnson has been Vice President and Production Engineering/Special Projects Manager since 1997. Prior to joining the Company in 1983, he was a Project Manager with Healy Tibbits Builders. Mr. Johnson earned a BSE in Ocean Engineering from Purdue University and a graduate degree in Construction Engineering & Management from Stanford University. He is a member of the American Society of Civil Engineers.

David E. Simonelli, Vice President—Special Projects Manager

        Mr. Simonelli was named Vice President and Special Projects Manager in 1996. He joined the Company in 1984 as a Project Manager. Mr. Simonelli earned a BS in Civil and Environmental Engineering from University of Rhode Island. He is a member of the Hydrographic Society and the American Society of Civil Engineers.

John F. Karas, Vice President—Chief Estimator

        Mr. Karas has been Vice President and Chief Estimator since 1992. He joined the Company in 1983 as Project Engineer in the Hopper Division. Mr. Karas earned a Bachelors degree in Finance from University of Notre Dame. He is a member of the Western Dredging Association.

Steven W. Becker, Plant Equipment Manager and Chief Mechanical Engineer

        Mr. Becker has managed the Equipment Maintenance and Mechanical Engineering Departments since 1995. He joined the Company in 1984 as a Field Engineer and holds a Bachelors Degree in Mechanical Engineering from the University of Illinois.

Leslie A. Braun, Financial Reporting Manager and Secretary

        Ms. Braun joined the Company in 1999 as Financial Reporting Manager and was appointed Secretary in 2000. Ms. Braun is a Certified Public Accountant and holds a BS degree in Accounting from University of Virginia and a MBA from Virginia Commonwealth University.

Donald J. Luce, Controller and Assistant Secretary

        Mr. Luce has been Controller and Assistant Secretary with the Company since 1999. He joined the Company in 1984 as an Assistant Administrative Engineer and was named Cost Accounting Manager in 1990. Mr. Luce is a Certified Public Accountant and has a MBA from Dominican University and a Masters of Liberal Arts degree from University of Chicago.

Samuel M. Mencoff, Director

        Mr. Mencoff became a director of the Company upon completion of the acquisition by MDP in December 2003. Mr. Mencoff has been employed principally by Madison Dearborn since 1993 and currently serves as Co-President. From 1987 until 1993, Mr. Mencoff served as Vice President of First Chicago Venture Capital. Mr. Mencoff is a member of the board of directors of Bay State Paper Holding Company, Packaging Corporation of America, Jefferson Smurfit Group Limited and Buckeye Technologies, Inc.

Thomas S. Souleles, Director

        Mr. Souleles became a director of the Company upon completion of the acquisition by MDP in December 2003. Mr. Souleles has been employed principally by Madison Dearborn since 1995 and currently serves as a Managing Director. Mr. Souleles is a member of the board of directors of Bay State Paper Holding Company, Packaging Corporation of America and Jefferson Smurfit Group Limited.

Douglas C. Grissom, Director

        Mr. Grissom became a director of the Company upon completion of the acquisition by MDP in December 2003. Mr. Grissom has been employed principally by Madison Dearborn since 1999 and currently serves as a Director. Prior to 1999, Mr. Grissom was employed by Bain Capital, Inc. Mr. Grissom is a member of the board of directors of @stake, Inc. and Cbeyond Communications.

        All of the Company's stock is owned by GLDD Acquisitions Corp. The board of directors of Great Lakes is the same as the board of directors of GLDD Acquisitions Corp. Pursuant to a management equity agreement, entered into among members of Great Lakes' senior management who acquired securities of GLDD Acquisitions Corp. in connection with the sale of the Company (the management investors) and Madison Dearborn and certain of its affiliates and co-investors (the MDP investors), the management investors and the MDP investors have agreed to vote any voting securities of GLDD Acquisitions Corp. over which they have voting control to elect and continue in office, boards of directors of GLDD Acquisitions Corp. consisting of five members composed of up to four persons designated by the MDP investors and Douglas B. Mackie, as long as he serves as GLDD Acquisitions Corp.'s chief executive officer. There are no family relationships between any of the executive officers or directors of the Company.

        The Company's board of directors has the power to appoint officers. Each officer will hold office for the term determined by the Company's board of directors and until such person's successor is chosen and qualified or until such person's death, resignation or removal.

Audit Committee

        Great Lakes is not required to have a separately-designated standing Audit Committee composed of independent directors, as its securities are not listed on a national securities exchange. During the year ended December 31, 2003, Great Lakes did not have a formal Audit Committee. The Company's board of directors, in its entirety, fulfilled this role. On February 17, 2004, the Company established a separately-designated standing Audit Committee, with Messrs. Mencoff, Souleles and Grissom serving as committee members. The board of directors has determined that each of Messrs. Mencoff, Souleles and Grissom is an audit committee financial expert, as such term is defined in the Securities Exchange Act of 1934, as amended. Each of Messrs. Mencoff, Souleles and Grissom is employed by Madison Dearborn, the Company's controlling stockholder, and is therefore not independent.

Compensation Committee

        During the year ended December 31, 2003, the Company's board of directors did not have a compensation committee. All three members of the Company's board of directors (in place prior to the sale) participated in the deliberations concerning compensation of the Company's executive officers. During the year ended December 31, 2003, no executive officer of the Company served as a member of the compensation committee or board of directors of another entity in which one of the executive officers of such entity served as a member of the Company's board of directors. The Company established a compensation committee on February 17, 2004, consisting of Messrs. Mencoff, Souleles and Grissom. The principal function of the compensation committee shall be to review and recommend to the Board, policies, practices and procedures relating to the compensation of managerial employees and the establishment and administration of employee benefit plans.

Code of Ethics

        The Company has adopted a written code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company's code of ethics has been filed as an exhibit hereto. The Company intends to make all required disclosures concerning any amendment to, or waivers from, its code of ethics, in a Current Report on Form 8-K.

Item 11.—Executive Compensation

        The following table sets forth certain information regarding the compensation for 2003, 2002 and 2001 of Great Lakes' Chief Executive Officer and the next four highest paid executive officers of the Company (collectively, the "Named Executive Officers"):

		Annual Compensation
Name and Principal Position
	Year	Salary	Bonus (1)	Compensation (2)
Douglas B. Mackie, President and Chief Executive Officer	2003 2002 2001	$378,000 366,000 350,000	$357,233 416,325 321,700	$154,335 646,552 143,423	(3)
Richard M. Lowry, Executive Vice President and Chief Operating Officer	2003 2002 2001	331,000 320,000 306,000	312,820 364,000 281,300	130,469 556,182 120,092	(3)
Deborah A. Wensel, Senior Vice President Chief Financial Officer and Treasurer	2003 2002 2001	192,000 172,000 164,000	116,649 125,775 118,500	431,549 170,994 71,464	(4) (3)
William F. Pagendarm, Vice President and Division Manager	2003 2002 2001	166,000 161,000 157,000	50,000 60,000 40,000	39,075 103,027 36,867	(3)
Bradley T.J. Hansen, Vice President and Division Manager	2003 2002 2001	160,000 155,000 150,000	50,000 60,000 50,000	37,599 103,060 36,228	(3)

(1)
Attributable to the reported year, but paid in the subsequent year.

(2)
Unless otherwise indicated, amounts represent employer matching contributions and profit sharing contributions under Great Lakes' 401(k) plan and payment of lost 401(k) benefit due to IRS limitations.

(3)
Includes discretionary bonus related to successful resolution of the Chicago flood insurance litigation, which was conclusively settled in 2002, in the following amounts: Mr. Mackie, $495,000; Mr. Lowry, $429,000; Ms. Wensel, $99,000; Mr. Pagendarm, $66,000; and Mr. Hansen, $66,000.

(4)
Includes a bonus of $374,926 paid pursuant to the terms of the bonus compensation plan adopted with respect to the sale of the Company in 2003.

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

        Mr. Mackie's 2003 base salary under his employment agreement was $378,000, which is subject to annual increase as determined by the Board of Directors, and benefits as provided from time to time by the Company to its senior executives. In the event Mr. Mackie resigns for good reason (defined to include, among other things, a material breach of the employment agreement by the Company) or the employment agreement is otherwise terminated by the Company for any reason other than cause, death or permanent disability, Mr. Mackie will be entitled to receive severance compensation in the amount equal to the sum of (a) Mr. Mackie's current annual base salary and (b) a bonus calculated by multiplying current base salary by the average percentage of Mr. Mackie's base salary represented by the bonuses Mr. Mackie received during the term of the employment agreement.

        During the term of the employment agreement and for one year thereafter, Mr. Mackie is prohibited from directly or indirectly carrying on, engaging or having a financial interest in any business which is in material competition with the business of the Company.

        The Company has also entered into an employment agreement with Richard M. Lowry which contains terms substantially similar to Mr. Mackie's employment agreement, other than the amount of base salary and the office held. Mr. Lowry's 2003 base salary under his employment agreement was $331,000.

Compensation of Directors

        To the extent any future directors are neither employees of the Company nor the Company's equity investors, such directors may receive fees.

Item 12.—Security Ownership of Certain Beneficial Owners and Management

        Great Lakes Dredge & Dock Corporation is a wholly-owned subsidiary of GLDD Acquisitions Corp. GLDD Acquisitions Corp. was formed in connection with the Company's acquisition by Madison Dearborn Capital Partners IV, L.P. and certain co-investors and members of the Company's management in December 2003. The total amount of authorized capital stock of GLDD Acquisitions Corp. consists of 1,500,000 shares of common stock, 90,000 shares of Series A Preferred Stock and 10,000 shares of Series B Preferred Stock. As of December 31, 2003, GLDD Acquisitions Corp. had the following number of shares outstanding: 1,000,000 shares of common stock, 84,625 shares of Series A Preferred Stock and 2,375 shares of Series B Preferred Stock. As compared to the common stock, the shares of Series A Preferred Stock and Series B Preferred Stock have a preference on distributions, entitling them to the payment of any accrued preferred dividend (which accrues daily at a rate of 8% per year) plus all accumulated and unpaid dividends thereon (accumulated biannually). Additionally, each holder of Series A Preferred Stock and Series B Preferred Stock is entitled to the return of the original capital contribution made for the shares before distributions, other than tax distributions, may be made with regard to the common stock. The common stock is the only class of equity capital entitled to vote on matters submitted to a vote.

        The following table sets forth certain information with respect to the beneficial ownership of GLDD Acquisitions Corp.'s common stock as of December 31, 2003, by (1) each person whom we know to own beneficially more than five percent of the outstanding shares of GLDD Acquisitions Corp.'s common stock; (2) each of GLDD Acquisitions Corp.'s directors and named executive officers; and (3) all of GLDD Acquisitions Corp.'s directors and executive officers as a group. Unless otherwise stated, each of the persons in the table has sole voting and investment power with respect to the securities beneficially owned.

	Beneficially Owned
	Number of Shares of Common Stock	Percentage of Common Stock
Madison Dearborn(1)(2)	847,262	84.7%
Douglas B. Mackie(3)(4)	31,900	3.2%
Richard M. Lowry(3)	31,900	3.2%
Deborah A. Wensel(3)	17,000	1.7%
William F. Pagendarm(3)	6,000	0.6%
Bradley T.J. Hansen(3)	6,000	0.6%
Samuel M. Mencoff(1)(5)	—	—
Thomas S. Souleles(1)(5)	—	—
Douglas C. Grissom(1)(5)	—	—
All directors and executive officers as a group (16 persons)	124,400	12.4%

(1)
The address for each of Madison Dearborn and Messrs. Mencoff, Souleles, and Grissom is c/o Madison Dearborn Capital Partners, 70 W. Madison Street, Suite 3800, Chicago, Illinois 60602.

(2)
Includes: 843,045 shares beneficially owned by Madison Dearborn Capital Partners IV, L.P. and 4,217 shares beneficially owned by Madison Dearborn Capital Partners Special Co-Invest I.

(3)
The address for each of Messrs. Mackie, Lowry, Pagendarm and Hansen and Ms. Wensel is c/o Great Lakes Dredge & Dock Corporation, 2122 York Road, Oak Brook, Illinois 60523.

(4)
Includes certain shares held by family trusts established for the benefit of the children of Mr. Mackie.

(5)
Each of Messrs. Mencoff, Souleles and Grissom disclaims beneficial ownership of the shares held of record by Madison Dearborn, except to the extent of any pecuniary interest therein.

Item 13.—Certain Relationships and Related Transactions

        In connection with the sale of the Company in December 2003, the Company entered into a management equity agreement, a subscription agreement and a registration rights agreement, as further described below.

Management Equity Agreement

        In connection with the sale, the management investors entered into a management equity agreement pursuant to which they acquired certain shares of GLDD Acquisitions Corp.'s common stock and Series B preferred stock, which are collectively referred to as the "GLDD shares." Shares of common stock owned by the management investors and all other securities received on account of the ownership of such shares, which are referred to as the "incentive shares," are subject to vesting as follows: 20% in December 2004; 20% in December 2005; 20% in

December 2006; 20% in December 2007; and 20% in December 2008. Subject to certain conditions, vesting on the incentive shares is subject to acceleration in the event of a sale of GLDD Acquisitions Corp. and such shares are subject to repurchase by GLDD Acquisitions Corp. in the event that any management investor ceases to be employed by the Company. Subject to certain exceptions, transfers by management require the prior consent of GLDD Acquisitions Corp.'s board of directors. GLDD Acquisitions Corp. is granted certain rights of first refusal in connection with certain sales of GLDD shares by any of the management investors or their permitted assigns. The MDP investors and the management investors have agreed to vote any voting securities of GLDD Acquisitions Corp. over which they have voting control and will take all other necessary or desirable actions within their control to elect and continue in office, boards of directors of GLDD Acquisitions Corp. consisting of five members composed of up to four persons designated by the MDP investors and Douglas B. Mackie, as long as he serves as GLDD Acquisitions Corp.'s chief executive officer. The management investors also agree to certain other voting arrangements in favor of actions taken by the MDP investors. This agreement also contains preemptive rights in favor of the management investors and participation rights with respect to certain sales by the MDP investors.

Subscription Agreement

        Under the subscription agreement that was entered into in connection with the sale, the MDP investors acquired shares of GLDD Acquisitions Corp.'s common stock and Series A preferred stock for an aggregate purchase price of $97.0 million (less the amount of the equity purchased by the management investors). The parties to the subscription agreement agreed to vote any voting securities of GLDD Acquisitions Corp. over which they have voting control in the manner in which Madison Dearborn directs in connection with approval of any amendment to GLDD Acquisitions Corp.'s certificate of incorporation or bylaws; any merger, combination or consolidation of GLDD Acquisitions Corp.; the sale, lease or exchange of all or substantially all of GLDD Acquisitions Corp.'s assets; or the reorganization, recapitalization, liquidation or winding-up of any of GLDD Acquisitions Corp. or its subsidiaries. Subject to certain exceptions, the subscription agreement prohibits any party from transferring any of its shares without the prior written consent of Madison Dearborn. Under the terms of the subscription agreement, unless otherwise agreed to by the holders of a majority of the common stock of GLDD Acquisitions Corp., GLDD Acquisitions Corp. will be required to comply with certain covenants including, but not limited to, providing various financial statements and other information to the parties, and will be subject to certain restrictions including, but not limited to, the payment of dividends, the incurrence of debt and certain fundamental corporate transactions.

Registration Rights Agreement

        In connection with the sale, the management investors and the MDP investors entered into a registration rights agreement with GLDD Acquisitions Corp. Under the registration rights agreement, the holders of at least a majority of the registrable securities held by the MDP investors have the right at any time, subject to certain conditions, to require GLDD Acquisitions Corp. to register any or all of its securities under the Securities Act on Form S-1, Form S-2 or Form S-3 at GLDD Acquisitions Corp.'s expense. Each of these types of registrations is referred to as "demand registrations." All holders of registrable securities are also entitled to request the inclusion of their securities in any registration statement at GLDD Acquisitions Corp.'s expense whenever GLDD Acquisitions Corp. proposes to register any offering of its equity securities (other than pursuant to a demand registration).

Transaction Fees

        MDP received a fee of $3.57 million at the closing of the sale transaction. MDP may be paid additional fees from time to time in the future for providing management, consulting or advisory services and will be reimbursed for all future expenses incurred in connection with its investment in GLDD Acquisitions Corp.

Management Loan

        In July 1999, the Company issued 120 shares and 24,000 shares of its preferred and common stock, respectively, to Deborah Wensel, Chief Financial Officer, for proceeds of $0.1 million. At December 31, 2002, less than $0.1 million remained receivable from Ms. Wensel for these shares. Interest on this receivable is calculated in accordance with IRS regulations and paid annually. This receivable was settled in December 2003 in connection with the sale of the Company.

Item 14.—Principal Accounting Fees and Services

        The Company paid the following professional fees to its principal independent accountants, Deloitte & Touche LLP, for the years ended December 31, 2003 and 2002:

	Paid for the year ending December 31,
	2003	2002
	($ in thousands)
Audit Fees(1)	$799.8	$469.3
Audit-Related Fees(2)	18.5	18.0
Tax Fees(3)	151.2	115.4
All Other Fees(4)	—	—

Total	$969.5	$602.7

(1)
Audit fees include fees for services related to the Company's annual audits performed in accordance with generally accepted accounting standards. In 2003, the Company also paid fees of $303,800 for auditors' issuance of a comfort letter and review of documents related to the sale of the Company and the 144A offering of senior subordinated notes.

(2)
Audit-related fees include fees for audit of the Company's two 401(k) employee benefit plans in 2003 and 2002.

(3)
Tax fees primarily include fees for tax planning and compliance related to the Company's international operations, individual tax advice and return preparation for expatriate employees, and other tax advice related to specific non-routine transactions.

(4)
The Company paid no fees to its principal accountants for other services.

Pre-Approval Policy For Independent Accountant Services

        During the year ended December 31, 2003, Great Lakes did not have a formal Audit Committee. However, the Company formed an Audit Committee on February 17, 2004, consisting of Messrs. Mencoff, Souleles and Grissom. Pursuant to its written charter, the Audit Committee, or a subcommittee thereof, is responsible for pre-approving all audit and permitted non-audit services to be performed for Great Lakes by its principal independent accountants. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by Great Lakes' independent accountants. From time to time, however, circumstances may arise when it may become necessary to engage the independent accountant for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent accountants. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Part IV

Item 15.—Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)   Documents filed as part of this report

  1.    Consolidated Financial Statements

        The consolidated financial statements listed below are set forth on pages 43 to 66 inclusive, of this Report and are incorporated by reference in Item 8 of this Report.

Page
Great Lakes Dredge & Dock Corporation:
Independent Auditors' Report	43
Consolidated Balance Sheets as of December 31, 2003 and 2002	44
Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001	45
Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2003, 2002, and 2001	46
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	47
Notes to Consolidated Financial Statements	48-66

  2.    Financial Statement Schedules

        The Report of J.H. Cohn LLP, independent public accountants, on the financial statements of Amboy Aggregates, is presented on page 67 and incorporated by reference herein. All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

  3.    Exhibits

        The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index" which is attached hereto and incorporated by reference herein. Exhibits are available upon request for a reasonable fee (covering the expense of furnishing copies).

(b)   Reports on Form 8-K

        The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

(1)
Filed October 22, 2003 regarding a press release announcing earnings information for the quarter ended September 30, 2003.

(2)
Filed December 2, 2003 regarding a press release announcing commencement of a cash tender offer relating to any and all of the $155 million outstanding aggregate principal amount of 11 1/4% Senior Subordinated Notes due 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES DREDGE & DOCK CORPORATION
By:	/s/ DOUGLAS B. MACKIE Douglas B. Mackie President, Chief Executive Officer and Director Date: March 29, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ DOUGLAS B. MACKIE Douglas B. Mackie		March 29, 2004	President, Chief Executive Officer and Director
/s/ DEBORAH A. WENSEL Deborah A. Wensel		March 29, 2004	Senior Vice President, Chief Financial Officer and Treasurer
* Samuel M. Mencoff			Director
*By:	/s/ DEBORAH A. WENSEL Deborah A. Wensel Attorney in Fact	March 29, 2004
* Thomas S. Souleles			Director
*By:	/s/ DEBORAH A. WENSEL Deborah A. Wensel Attorney in Fact	March 29, 2004
* Douglas C. Grissom			Director
*By:	/s/ DEBORAH A. WENSEL Deborah A. Wensel Attorney in Fact	March 29, 2004

*
The undersigned by signing her name hereto does sign and execute this Report pursuant to the Power of Attorney executed by the above named directors of the Company and filed with the Commission.

EXHIBIT INDEX

Number	Document Description
2.1	Amended and Restated Agreement and Plan of Merger dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., GLDD Merger Sub, Inc. and Vectura Holding Company LLC. (1)
3.1	Restated Certificate of Incorporation of the Company. *
3.2	Bylaws of the Company. *
4.1	Indenture, dated as of December 22, 2003, by and among GLDD Merger Sub, Inc. and BNY Midwest Trust Company, as trustee. (1)
4.2	Supplemental Indenture, dated as of December 22, 2003, by and among Great Lakes Dredge & Dock Corporation, the guarantors party thereto and BNY Midwest Trust Company, as trustee. (1)
10.1	Credit Agreement, dated as of December 22, 2003, among GLDD Acquisitions Corp., Great Lakes Dredge & Dock Corporation, the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, Lehman Brother, Inc. and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, and Bank of America, N.A., as an issuer of the Letters of Credit, and as representative for the lenders. (1)
10.2	Credit Agreement, dated as of December 17, 2003, by and between Great Lakes Dredge & Dock Company and General Electric Capital Corporation. (1)
10.3	Management Equity Agreement, dated as of December 22, 2003, among GLDD Acquisitions Corp., Madison Dearborn Partners IV, L.P. and the management investors from time to time party thereto. (1)
10.4	Subscription Agreement, dated as of December 22, 2003, among GLDD Acquisitions Corp., Madison Dearborn Partners IV, L.P. and the other investors from time to time party thereto. (1)
10.5	Registration Rights Agreement, dated as of December 22, 2003, among GLDD Acquisitions Corp., Madison Dearborn Partners IV, L.P. and the other investors from time to time party thereto. (1)
10.6	Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (1)
10.7	Employment Agreement between the Company and Douglas B. Mackie. (2)
10.8	Employment Agreement between the Company and Richard M. Lowry. (3)
14.1	Code of Business Conduct and Ethics.*
21.1	Subsidiaries of the Registrant. *
24.1	Powers of Attorney.*
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2004.

(2)
Incorporated by reference to Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on September 29, 1998.

(3)
Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on December 14, 1998.

*
Filed herewith.

Supplemental Information to be Furnished with Reports filed pursuant to Section 15(d) of the Act

        The Company has not sent any annual report covering the Company's fiscal year ended December 31, 2003 or proxy statement, form of proxy or other proxy soliciting material to its security holders. The Company shall furnish to the Commission copies of any annual report or proxy material that is sent to its security holders. Any such annual report or proxy material furnished by the Company to the Commission shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of
Great Lakes Dredge & Dock Corporation

        We have audited the accompanying consolidated balance sheet of Great Lakes Dredge & Dock Corporation and Subsidiaries (the Company) as of December 31, 2003 (successor basis) and the related successor basis statements of stockholder's equity and cash flows for December 31, 2003. We have also audited the accompanying consolidated balance sheet of the Company as of December 31, 2002 (predecessor basis) and the related predecessor statements of operations, stockholders' deficit and cash flows of the Company for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Amboy Aggregates (Amboy) joint venture for the years ended December 31, 2003, 2002 and 2001, the Company's investment in which is accounted for using the equity method. The Company's equity of $6.5 million and $5.6 million in Amboy's net assets at December 31, 2003 and 2002, respectively, and $1.0 million, $(0.4) million and $0.8 million in Amboy's net income (loss) for each of the three years in the period ended December 31, 2003 are included in the accompanying financial statements. The financial statements of Amboy were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such joint venture, is based solely on the report of such other auditors.

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

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 (successor basis) and 2002 (predecessor basis), and the results of operations and cash flows for each of the three years in the period ended December 31, 2003 (predecessor basis) and for December 31, 2003 (successor basis) in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the financial statements, the capital stock of the Company was acquired by GLDD Acquisitions Corp. in a business combination accounted for as a purchase. The financial statements reflect the revaluation of the net assets of the Company at the date of acquisition. Therefore, the amounts reported on the successor basis are not comparable to the amounts shown on the predecessor basis.

        /s/ Deloitte & Touche LLP

        Chicago, Illinois
        March 19, 2004

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002
(in thousands, except share and per share amounts)

	Successor Basis	Predecessor Basis
	2003	2002
ASSETS
Current assets:
Cash and equivalents	$2,775	$1,456
Accounts receivable, net	64,869	52,125
Contract revenues in excess of billings	11,236	13,052
Inventories	13,603	13,282
Prepaid expenses	4,756	7,769
Other current assets	16,422	10,514

Total current assets	113,661	98,198
Property and equipment, net	264,132	139,419
Goodwill	103,917	29,405
Other intangible assets	7,441	—
Inventories	10,968	9,828
Investments in joint ventures	7,551	5,552
Other	15,274	5,084

Total assets	$522,944	$287,486

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$36,991	$31,598
Accrued expenses	15,456	30,114
Billings in excess of contract revenues	8,808	10,915
Current maturities of long-term debt	1,950	11,000

Total current liabilities	63,205	83,627
Long-term debt	256,750	161,769
Deferred income taxes	96,626	46,363
Other	7,632	5,787

Total liabilities	424,213	297,546
Minority interests	1,731	2,346
Commitments and contingencies
Stockholder's equity (deficit):
Preferred stock	—	1
Common stock, $.01 par value; 1,000 shares issued and outstanding in 2003; 5,000,000 and 4,980,882 shares issued and outstanding, respectively, in 2002	—	50
Additional paid-in capital	97,000	50,457
Retained earnings (accumulated deficit)	—	(62,787)
Accumulated other comprehensive income	—	103
Treasury stock, at cost; 2002: 143 preferred shares, 19,118 preferred shares and common shares	—	(162)
Note receivable from stockholder	—	(68)

Total stockholder's equity (deficit)	97,000	(12,406)

Total liabilities and stockholder's equity (deficit)	$522,944	$287,486

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2003, 2002 and 2001
(in thousands)

	Predecessor Basis
	2003	2002	2001
Contract revenues	$398,800	$362,602	$318,797
Costs of contract revenues	328,196	294,555	260,433

Gross profit	70,604	68,047	58,364
General and administrative expenses	27,867	29,841	25,220
Sale-related expenses	10,635	—	—

Operating income	32,102	38,206	33,144
Other income (expense):
Interest income	48	121	179
Interest expense	(20,765)	(21,255)	(21,107)
Sale-related financing costs	(13,113)	—	—
Equity in earnings (loss) of joint ventures	1,422	(49)	811
Minority interests	28	400	(984)

Income (loss) before income taxes	(278)	17,423	12,043
Provision for income taxes	(1,318)	(4,423)	(5,562)

Net income (loss)	$(1,596)	$13,000	$6,481

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

Years ended December 31, 2003, 2002 and 2001
(in thousands, except share amounts)

	# of Shares
							Accumulated Other Comprehensive Income (Loss)		Note Receivable From Stockholder
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Total
Predecessor Basis
Balance at January 1, 2001	45,000	5,000,000	$1	$50	$50,457	$(82,268)	$—	$(422)	$(101)	$(32,283)
Issuance of treasury stock								200		200
Repayment on note receivable from stockholder								15		15
Comprehensive income:
Net income						6,481				6,481
Cumulative effect of adopting SFAS 133							(745)			(745)
Reclassification of derivative losses to earnings (net of tax of $726)							1,125			1,125
Change in fair value of derivatives (net of tax of $510)							(787)			(787)

Total comprehensive income	—	—	—	—	—	—	—	—	—	6,074

Balance at December 31, 2001	45,000	5,000,000	1	50	50,457	(75,787)	(407)	(222)	(86)	(25,994)
Issuance of treasury stock								60		60
Repayment on note receivable from stockholder									18	18
Comprehensive income:
Net income						13,000				13,000
Reclassification of derivative gains to earnings (net of tax of $326)							(512)			(512)
Change in fair value of derivatives (net of tax of $652)							1,022			1,022

Total comprehensive income	—	—	—	—	—	—	—	—	—	13,510

Balance at December 31, 2002	45,000	5,000,000	1	50	50,457	(62,787)	103	(162)	(68)	(12,406)
Repayment on note receivable from stockholder									68	68
Reverse stock split (1 for 100)		(5,000,000)								—
		50,000								—
Comprehensive income:
Net loss						(1,596)				(1,596)
Reclassification of derivative gains to earnings (net of tax of $625)							(970)			(970)
Change in fair value of derivatives (net of tax of $759)							1,176			1,176

Total comprehensive income										(1,390)

Effect of Transaction on Predecessor Basis	(45,000)	(50,000)	(1)	(50)	(50,457)	64,383	(309)	162	—	13,728

Balance at December 31, 2003	—	—	$—	$—	$—	$—	$—	$—	$—	$—

Successor Basis
Issuance of new shares to GLDD Acquisitions Corp.	—	1,000	$—	$—	$97,000	$—	$—	$—	$—	$97,000

Balance at December 31, 2003	—	1,000	$—	$—	$97,000	$—	$—	$—	$—	$97,000

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Periods ended December 31, 2003, 2002 and 2001
(in thousands)

	Successor Basis	Predecessor Basis
	December 31, 2003	Jan 1-Dec 31 2003	December 31, 2002	December 31, 2001
OPERATING ACTIVITIES
Net income (loss)	$—	$(1,596)	$13,000	$6,481
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	16,294	15,915	15,234
Loss (earnings) of joint ventures	—	(1,422)	49	(811)
Minority interests	—	(28)	(400)	984
Deferred income taxes	—	3,906	(101)	850
Gain on dispositions of property and equipment	—	(2,506)	(448)	(292)
Other, net	—	6,438	(36)	2,619
Changes in assets and liabilities (2001 shown net of effect of NASDI acquisition):
Accounts receivable	—	(12,744)	(21,718)	17,623
Contract revenues in excess of billings	—	1,816	10,163	(2,711)
Inventories	—	(1,461)	410	(2,090)
Prepaid expenses and other current assets	—	(771)	2,572	427
Accounts payable and accrued expenses	(6,458)	17,187	2,972	(13,941)
Billings in excess of contract revenues	—	(2,107)	6,042	(4,282)

Net cash flows from operating activities	(6,458)	23,006	28,420	20,091
INVESTING ACTIVITIES
Purchases of property and equipment	—	(37,650)	(18,345)	(13,791)
Dispositions of property and equipment	—	5,840	5,598	608
Disposition of interest in Riovia investment	—	1,200	—	—
Acquisition of Predecessor common and preferred shares	(129,142)	—	—	—
Payment of sale-related expenses	(19,994)	—	—	—
Equity investment in land	—	(1,047)	—	—
Purchase portion of minority interests' share in NASDI	—	(75)	—	—
Purchase of minority partner's share in NATCO Limited Partnership and North American Trailing Company	—	—	(4,500)	—
Purchase of NASDI stock, net of cash acquired of $5,000	—	—	—	(30,548)
Distributions from joint ventures	—	—	—	874

Net cash flows from investing activities	(149,136)	(31,732)	(17,247)	(42,857)
FINANCING ACTIVITIES
Repayments of long-term debt	(1,762)	(9,238)	(11,000)	(9,000)
Borrowings under (repayments of) revolving loans, net	(5,000)	1,000	(1,000)	(4,000)
Repayment of NASDI stockholder notes	(3,000)	—	—	—
Proceeds from issuance of new long-term debt	60,300	23,400	—	—
Proceeds from issuance of 7 3/4% senior subordinated notes	175,000	—	—	—
(Redemption of) proceeds from 11 1/4% senior subordinated notes	(155,000)	—	—	39,700
Proceeds from issuance of Successor common shares	94,309	—	—	—
Financing fees	(14,050)	(388)	(325)	(2,696)
Other	—	68	18	215

Net cash flows from financing activities	150,797	14,842	(12,307)	24,219

Net change in cash and equivalents	(4,797)	6,116	(1,134)	1,453
Cash and equivalents at beginning of period	7,572	1,456	2,590	1,137

Cash and equivalents at end of period	$2,775	$7,572	$1,456	$2,590

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$6,458	$19,286	$19,677	$18,516

Cash paid for taxes	$—	$6,286	$6,677	$5,775

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1.     Nature of business and summary of significant accounting policies

Organization and recapitalization

        Great Lakes Dredge & Dock Corporation and its subsidiaries (the Company or Great Lakes) are in the business of marine construction, primarily dredging, and commercial and industrial demolition services. The Company's primary dredging customers are domestic and foreign government agencies, and its primary demolition customers are general contractors, corporations that commission projects, non-profit institutions such as universities and hospitals, and local government and municipal agencies.

        On December 22, 2003, Madison Dearborn Capital Partners IV, L.P. (MDP), an affiliate of Chicago-based private equity investment firm Madison Dearborn Partners, LLC, acquired control of Great Lakes from its former owner, Vectura Holding Company LLC (Vectura), for approximately $362.1 million, including fees and expenses, in a transaction accounted for as a purchase (the Transaction). The acquisition was effected by a new company established for this purpose, GLDD Acquisitions Corp., which now owns 100% of the equity securities of Great Lakes Dredge & Dock Corporation. Certain members of Great Lakes' management own approximately 15% of the outstanding common stock of GLDD Acquisitions Corp. and MDP and certain of its co-investors own the remaining 85%. See Note 2 for a description of the transaction.

Principles of consolidation and basis of presentation

        The consolidated financial statements include the accounts of Great Lakes Dredge & Dock Corporation and its majority-owned subsidiaries, including North American Site Developers, Inc. since its acquisition in April 2001 (see Note 3). All significant intercompany accounts and transactions are eliminated. The equity method of accounting is used for investments in unconsolidated investees in which the Company has significant influence. Other investments, if any, are carried at cost.

        The acquisition of the Company by MDP was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," resulting in a new basis of accounting subsequent to the Transaction. For presentation herein, the financial statements up to the date of the sale are denoted as Predecessor Basis, while the financial statements prepared subsequent to the Transaction are denoted as Successor Basis. The sale was accounted for as if it had occurred on December 31, 2003. Management determined that results of operations were not significant and no material transactions occurred during the period from December 23 to December 31, 2003.

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue and cost recognition on contracts

        Substantially all of the Company's contracts for dredging services are fixed-price contracts, which provide for remeasurement based on actual quantities dredged. The majority of the Company's demolition contracts are also fixed-price contracts, with others managed as time-and-materials or rental projects. Contract revenues are recognized under the percentage-of-completion method, based on the Company's engineering estimates of the physical percentage completed for dredging projects and using a cost-to-cost approach for demolition projects. For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each dredging project. For demolition contracts, contract revenues are adjusted to reflect the estimated gross profit percentage. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due the Company are not recognized in contract revenues until such claims are settled. Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition. The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues. Change orders are negotiated when a change in conditions from the original contract specifications is encountered, necessitating a change in project performance methodology and/or material disposal. Thus, the resulting change order is considered a change in the scope of the original project to which it relates. Significant expenditures incurred incidental to major contracts are deferred and recognized as contract costs based on contract performance over the duration of the related project. These expenditures are reported as prepaid expenses.

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

Inventories

        Inventories consist mainly of pipe, purchased spare parts and supplies used in the Company's dredging operations. Inventories are stated at the lower of cost or market, using an average cost methodology.

Property and equipment

        Capital additions, improvements and major renewals are classified as property and equipment and are carried at cost. Maintenance and repairs are charged to earnings as incurred. Depreciation is provided over the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives by class of assets are 10 years for buildings and improvements, 5 to 10 years for furniture and fixtures, 3 to 10 years for vehicles, dozers and other light operating equipment and systems, and 10 to 30 years for heavy operating equipment, such as barges and dredges. Leasehold improvements are amortized over the shorter of their remaining useful lives or the lives of the leases.

Goodwill and other intangibles

        Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other intangibles mainly represent developed technology and databases, customer relationships, and customer contracts acquired in business combinations. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, the Company discontinued amortization of goodwill. On a pro forma basis, if the provisions of SFAS No. 142 had been implemented at the beginning of 2001, the Company's 2001 net income would have been higher by $1,455, due to the exclusion of goodwill amortization. Goodwill resulting from the Transaction will be tested annually for impairment as of July 1 of each year.

        The other intangible assets identified with respect to the 2003 sale transaction will be amortized over a 7 to 10 year period commencing in 2004, except for the intangible assets related to customer contracts, which will be amortized over approximately 13 to 15 months, consistent with the average remaining duration of the underlying contracts.

Long-lived assets

        Long-lived assets are comprised of property and equipment and intangible assets subject to amortization. Pursuant to the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. If long-lived assets are to be disposed, depreciation is discontinued, if applicable, and the assets are reclassified as held for sale at the lower of their carrying amounts or fair values less costs to sell.

Income taxes

        The Company records income taxes based upon SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. The provision for income taxes includes federal, foreign and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

Fair value of financial instruments

        The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments. The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates. At December 31, 2003 and 2002, the Company had long-term subordinated notes outstanding with recorded book values of $175,000 and $154,769, respectively. The fair value of these notes was $180,250 and $161,386 at December 31, 2003 and 2002, respectively, based on quoted market prices. The Company is contingently liable under letters of credit and other financial guarantees (see Note 18). It is not practicable to estimate the fair value of these financial instruments; however, the Company does not expect any material losses to result from these financial instruments since performance is not likely to be required. The estimated fair values of the Company's risk management instruments have been determined using available market information and valuation methodologies (see Note 12).

Capital stock

        As a result of the sale of the Company (see Note 2), the Company currently has only one class of common stock with a par value of $.01 per share. 500,000 shares are authorized and 1,000 shares are issued and outstanding at December 31, 2003. Prior to the Transaction, the Company had class A voting and class B non-voting common stock and one class of preferred stock. At December 31, 2002, the Company had authorized and issued 250,000 shares and 45,000 shares, respectively, of preferred stock. The preferred stock had a stated value of $1,000 per share and was entitled to annual dividends, if declared. Such dividends were cumulative, whether or not declared, and accrued at the rate of 12%, compounding annually. The preferred stock could be redeemed at any time at the option of the Company at its stated value plus cumulative dividends accrued and unpaid thereon. At the time of the Transaction, dividends in arrears on the preferred stock were $37,231. At December 31, 2002, the Company had authorized and issued 25,000,000 and 1,636,100 shares, respectively, of class A voting common stock, and 25,000,000 and 3,363,900 shares, respectively, of class B nonvoting common stock, with a par value of $.01 per share. On April 29, 2003, the Company affected a 100 for 1 reverse stock split of its common stock, such that the number of authorized shares was reduced to 500,000, in total, and the number of issued and outstanding shares reduced accordingly.

Recent accounting pronouncements

        In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity to be presented as liabilities. Such instruments include mandatorily redeemable financial instruments and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company beginning the quarter ended June 30, 2003. Adoption of this standard had no impact on the Company's financial position, results of operations or cash flows.

        In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others." The interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under guarantee, with certain exceptions. The disclosure requirements of FIN No. 45 are effective for the Company as of December 31, 2002 and the recognition requirements are to be applied prospectively for guarantees issued or modified after December 31, 2002. Adoption of this standard had no material impact on the Company's financial position, results of operations or cash flows.

        In December 2003, the FASB issued a revised FIN No. 46, "Consolidation of Variable Interest Entities, and interpretation of Accounting Research Bulletin No. 51," (FIN No. 46R). FIN No. 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or VIEs). Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FIN No. 46R is applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Reclassifications

        Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 and 2003 presentation.

2.     Sale transaction

        On December 22, 2003, MDP acquired control of the Company for $362,111, including fees and expenses. The acquisition was financed by new equity contributions of $97,000; term loan and revolver borrowings under a new senior credit facility of approximately $60,300 and $2,000, respectively; the issuance of $175,000 of 7.75% Senior Subordinated Notes due 2013; the rollover of term loan borrowings under a new equipment financing facility of $23,400; the rollover of approximately $1,558 million of capital leases; and cash on hand of $2,853. As mentioned previously, the sale was accounted for as if it had occurred on December 31, 2003, as management determined that results of operations were not significant and no material transactions occurred during the period from December 23 to December 31, 2003.

        Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Current assets	$116,584
Property and equipment	264,132
Other intangible assets	7,441
Goodwill	103,917
Other assets	31,391

Total assets acquired	523,465

Current liabilities	56,043
Other liabilities	105,311

Total liabilities assumed	161,354

Total purchase price	$362,111

        The purchase price was allocated to the acquired assets and liabilities based on their fair values at December 31, 2003. The fair values were based on management's estimates and third-party appraisals, where practicable; however, the allocation of purchase price to property and equipment and identifiable intangible assets has been prepared on a preliminary basis, using valuation information which was available up to the point of financial statement preparation. This allocation is therefore subject to adjustment. Goodwill of $80,475 and $23,442 was assigned to the dredging and demolition reporting units, respectively. The purchase price is subject to certain working capital and debt adjustments to be finalized approximately three months subsequent to the Transaction, as defined per the merger agreement.

        The Company identified intangible assets with respect to the Transaction, as follows:

	Value	Life
Customer contract backlog	$4,237	13 to 15 months
Demolition customer relationships	1,995	7 years
Software and databases	1,209	7 to 10 years

	$7,441

        Amortization expense related to these intangible assets is estimated to be as follows for each of the next five years: $4,169 in 2004, $922 in 2005, and $427 in 2006, 2007 and 2008.

        In connection with the sale, the Company incurred transaction expenses of approximately $23,748, which have been reflected in the Company's 2003 Predecessor Basis statement of operations. These transaction expenses include sale-related operating expenses of $10,635 for advisory fees and discretionary bonuses paid to management and sale-related financing costs of $13,113 related to the early extinguishment of the Company's 11 1/4% senior subordinated notes and write-off of deferred financing costs related to the Company's prior debt structure. In addition, the Company incurred other acquisition related costs of approximately $2,691, which have been capitalized as direct costs of the transaction.

        The following unaudited pro forma financial information presents results as if the Transaction had occurred at the beginning of the respective periods:

	2003	2002
Contract revenues	$398,800	$362,602
Operating income	23,592	29,116
Income (loss) before income taxes	(7,034)	10,541
Net income (loss)	(5,636)	8,884

        The pro forma results have been provided for comparative purposes only and include certain adjustments such as additional depreciation and amortization charges resulting from the allocation of purchase price to property and equipment and intangible assets, and reductions to interest expense resulting from the terms of the new debt structure. Included as amortization expense for pro forma purposes is approximately $3,700 for amortization of intangibles related to customer contract backlog, which will be amortized over 13 to 15 months, based on the remaining duration of the contracts within backlog at the time of the Transaction; therefore, this amount of amortization will not recur after the related backlog has been performed. The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been obtained had the Transaction actually taken place at the beginning of the periods presented.

3.     Acquisitions

Purchase of minority partner's interests in subsidiaries

        In November 2002, the Company purchased its foreign minority partner's interests in NATCO Limited Partnership and North American Trailing Company, the subsidiary entities through which the Company conducted the majority of its hopper dredging operations. The Company paid $4,500 to acquire these interests, which had a combined book value of $2,950 at the time of acquisition. The $1,550 excess purchase price paid over book value of the assets acquired, net of a deferred tax asset of $370, was allocated to the operating equipment and is being depreciated on a straight-line basis over the remaining useful lives of the equipment. At the end of 2002, these subsidiary entities were dissolved and all subsequent hopper dredging operations are being conducted by Great Lakes Dredge & Dock Company, a wholly-owned dredging subsidiary of the Company.

North American Site Developers, Inc.

        In April 2001, the Company purchased 80% of the capital stock of North American Site Developers, Inc. (NASDI), a demolition service provider located in the Boston, Massachusetts area, for a total purchase price of $38,548. The Company issued $40,000 of its then 11 1/4% senior subordinated notes due 2008 to fund the cash portion of the acquisition price and pay related fees and expenses.

        The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations of NASDI are included in the Company's consolidated statement of operations from the date of the acquisition. Goodwill in the amount of $30,860 was recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and was amortized for the remainder of 2001 on a straight-line basis over 15 years. The Company discontinued amortizing goodwill effective January 1, 2002 under the provisions of SFAS No. 142.

        In conjunction with the NASDI acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$46,535
Cash paid for the capital stock	(35,548)
Issuance of NASDI stockholder notes	(3,000)

Liabilities assumed	$7,987

        On September 30, 2003, the Company paid $75 to purchase all the shares of one of the management stockholders of NASDI, in connection with his voluntary termination from NASDI. The purchase price was determined in accordance with the terms of the NASDI Stock Purchase Agreement, and not reflective of fair market value. The Company applied purchase accounting, which resulted in a reduction of goodwill in the amount of $512. As discussed in Note 2, the assets and liabilities of NASDI (the demolition reporting unit) were revalued as of December 31, 2003 in connection with the Transaction. At December 31, 2003, the Company owned 85% of the capital stock of NASDI, and the one remaining NASDI management stockholder retained a 15% non-voting interest in NASDI.

4.     Accounts receivable

        Accounts receivable are as follows:

	Successor Basis	Predecessor Basis
	2003	2002
Completed contracts	$15,962	$15,134
Contracts in progress	40,737	31,466
Retainage	8,969	6,511

	65,668	53,111
Allowance for doubtful accounts	(799)	(986)

	$64,869	$52,125

5.     Contracts in progress

        The components of contracts in progress are as follows:

	Successor Basis	Predecessor Basis
	2003	2002
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$261,013	$190,837
Amounts billed	(251,034)	(179,468)

Costs and earnings in excess of billings for contracts in progress	9,979	11,369
Costs and earnings in excess of billings for completed contracts	1,257	1,683

	$11,236	$13,052

Prepaid contract costs	$570	$3,218

Billings in excess of costs and earnings:
Amounts billed	$(180,096)	$(69,909)
Costs and earnings for contracts in progress	171,288	58,994

	$(8,808)	$(10,915)

6.     Property and equipment

        Property and equipment are as follows:

	Successor Basis	Predecessor Basis
	2003	2002
Land	$2,712	$2,712
Buildings and improvements	—	1,849
Furniture and fixtures	1,097	5,123
Operating equipment	260,323	266,172

	264,132	275,856
Accumulated depreciation	—	(136,437)

	$264,132	$139,419

        In October 2003, the Company purchased for $14,991 two dredging vessels and certain ancillary equipment that were previously under an operating lease. The Company initially financed the purchase with its existing revolving credit facility, which was subsequently refinanced with a new equipment term loan, as discussed in Note 11 below.

7.     Investments in joint ventures

        At December 31, 2003 and 2002, the Company had a 50% ownership interest in Amboy Aggregates (Amboy), whose primary business is the dredge mining and sale of fine aggregate. Additionally, at December 31, 2002, the Company had a 20% ownership interest in Riovia S.A. (Riovia), a venture whose sole business is the performance of a dredging contract in Argentina and Uruguay. In the third quarter of 2002, the Company reclassified its investment in Riovia, which totaled $730, to assets held for sale, a component of other current assets, based on an offer by a venture partner to acquire the Company's remaining interest in the venture. In May 2003, the Company concluded the sale of its interest in Riovia and realized a gain of $470, which is reflected in equity from earnings of joint ventures in the statement of operations.

        The Company accounts for its investment in Amboy using the equity method. The following table includes Amboy's summarized financial information for the periods presented.

	2003	2002	2001
Current assets	$6,414	$5,731	$6,909
Non-current assets	9,367	9,485	10,477

Total assets	15,781	15,216	17,386
Current liabilities	(2,625)	(3,872)	(3,855)
Non-current liabilities	(147)	(239)	(1,694)

Equity	$13,009	$11,105	$11,837

Revenue	$19,316	$16,170	$18,937
Costs and expenses	(17,412)	(16,902)	(17,316)

Net income (loss)	$1,904	$(732)	$1,621

        Amboy has a loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. The term portion of the loan matured in October 2003, and the $2,000 revolving credit facility expires in August 2005. The Company has guaranteed 50% of the outstanding borrowings and accrued interest, which at December 31, 2003 totaled $450.

        In 2003, the Company and its Amboy joint venture partner each purchased a 50% interest in land, which is adjacent to the Amboy property and may be used in connection with the Amboy operations. The Company's share of the purchase price totaled $1,047 and is reflected in investments in joint ventures.

8.     Impairment of land disposal rights

        In 1997, the Company purchased rights to dispose of a certain quantity of dredged material in upland disposal sites in New Jersey at an original cost of $3,150 (land rights). In 2002, the Company entered into an agreement with the owner of the site setting forth amended terms and conditions that addressed the quantity and use of the land rights, among other matters. During 2003, the site owner utilized the remaining availability of the initial disposal site, and in November, informed Company management that it did not intend to make future disposal sites available for the Company to utilize its remaining disposal rights. The Company is currently pursuing action against the owner of the site, but based on the uncertainty of these circumstances, management determined that recovery of the land rights at their recorded amount was unlikely. Therefore, in November 2003, the Company recorded an impairment loss of $2,276, representing the remaining recorded value of the unused portion of the land rights.

9.     Other non-current assets

        At December 31, 2003, other non-current assets includes $2,451 of cash held in escrow to fund the remaining construction costs on a long-term operating asset. The costs were funded and the equipment was delivered in the first quarter of 2004.

10.   Accrued expenses

        Accrued expenses are as follows:

	Successor Basis	Predecessor Basis
	2003	2002
Payroll and employee benefits	$6,658	$8,615
Insurance	4,736	6,477
U.S. income and other taxes	1,252	4,721
Equipment leases	882	831
Interest	339	6,880
Foreign income taxes	210	783
Other	1,379	1,807

	$15,456	$30,114

11.   Long-term debt

        Long-term debt is as follows:

	Successor Basis	Predecessor Basis
	2003	2002
Senior bank debt:
New equipment term loan	$23,400	$—
New term loan B	60,300	—
New revolving loan	—	—
Term loan (former credit agreement)	—	11,000
Revolving loan (former credit agreement)	—	4,000
7 3/4% senior subordinated notes	175,000	—
11 1/4% senior subordinated notes	—	154,769
Subordinated promissory notes	—	3,000

	258,700	172,769
Current maturities of long-term debt	(1,950)	(11,000)

	$256,750	$161,769

        In December 2003, the Company entered into a $23,400 long-term loan with an equipment financing company (Equipment Term Loan) to refinance borrowings incurred under its revolving credit facility to acquire certain operating equipment that was previously under an operating lease (see Note 6). Principal payments under the Equipment Term Loan total $1,950 annually for each of the next ten years and are paid quarterly. Interest is calculated quarterly based on LIBOR plus 4.40% (5.57% at December 31, 2003). The Equipment Term Loan agreement also contains provisions that require the Company to maintain certain financial ratios. Borrowings under the Equipment Term Loan are secured by first lien mortgages on certain operating equipment with a net book value of $23,400 at December 31, 2003.

        In connection with the sale, in December 2003, the Company also entered into a new bank credit agreement (Credit Agreement) with a group of banks, consisting of a $60,300 Tranche B Term Loan facility, which matures in 2010, and a $60,000 aggregate revolving credit facility which may be used for borrowings or for letters of credit, which expires in 2008. The terms of the Credit Agreement provide for interest rate spreads based on the Company's debt level compared to earnings, as defined, and allow for various interest rate options for loan amounts and periods that are selected at the discretion of the Company. At December 31, 2003 and 2002, the weighted average borrowing rate was 6.0% (reflecting initial borrowings of the term loan at prime, which borrowings were subsequently converted to LIBOR rate loans) and 3.8%, respectively, excluding amortization of financing fees, which adds 6.6% and 5.5% to the weighted average borrowing rate, respectively. The Company also pays an annual commitment fee of up to 0.5% on the average daily unused capacity available under the revolving credit facility. At December 31, 2003, the Company had $16,915 in undrawn letters of credit, the majority relating primarily to contract performance guarantees and one covering insurance payment liabilities. Therefore, remaining availability under the aggregate revolving credit facility was $43,085.

        Borrowings under the Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of $77,845 at December 31, 2003 and are guaranteed by all domestic subsidiaries of the Company. The Credit Agreement also contains provisions that require the Company to maintain a minimum net worth and certain other financial ratios, limit payment of dividends and restrict certain other transactions. The Company is in compliance with its various covenants under the Credit Agreement.

        The Company is required to pay all unpaid principal amounts of its term loan B facility in full at maturity. Annual prepayments of principal may be required to the extent the Company reduces collateral and voluntary prepayments are allowed.

        On December 22, 2003, the Company issued $175,000 of 7 3/4% senior subordinated notes (Notes) which will mature on December 15, 2013. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including borrowings under the Equipment Term Loan and the Credit Agreement. The Company's obligations under the Notes are guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries.

        The Company used the proceeds from its new debt, along with equity contribution from its new owners, to provide consideration to its former owners, as well as repay its former debt, including its issuance of 11 1/4% senior subordinated notes due August 15, 2008. In connection with the extinguishment of these notes, the Company paid tender and call premiums totaling $9,359, which are reflected as sale-related financing costs in the consolidated statement of operations. Additionally, in connection with the extinguishment of its old debt structure, the Company wrote-off deferred financing costs totaling $3,754, which is also reflected as sale-related financing costs in the consolidated statement of operations.

        New financing fees totaling $14,050 related to the new Credit Agreement and the Notes and $388 related to the Equipment Term Loan are deferred and will be amortized over the respective terms of the borrowings.

        In connection with the acquisition of NASDI in 2001, the Company issued two junior subordinated promissory notes totaling $3,000 payable to the NASDI management stockholders. Interest on these notes was calculated at the rate of 6.0%, payable annually. These notes were repaid in connection with the Transaction in December 2003, according to change of control provisions.

12.   Risk management activities

        The Company uses derivative instruments to manage commodity price and foreign currency exchange risks. Such instruments are not used for trading purposes. As of December 31, 2003, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2004. As of December 31, 2003, there were 7.4 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $0.75 to $0.80 per gallon. At December 31, 2003 and 2002, the fair value of these contracts was estimated to be $509 and $169, respectively, based on quoted market prices. The fair value at December 31, 2003 and 2002 is recorded in other current assets on the balance sheet. The Company had no foreign currency hedge contracts outstanding at December 31, 2003 or 2002.

        The Company has designated its fuel hedge arrangements as cash flow hedges, resulting in the following activity in accumulated other comprehensive income (loss) (net of income taxes):

	Predecessor Basis
	2003	2002
Accumulated other comprehensive income (loss) as of January 1	$103	$(407)
Net gains reclassified into costs of contract revenues from accumulated other comprehensive income (loss), net of tax	(970)	(512)
Change in fair value of derivatives, net of tax	1,176	1,022

Accumulated other comprehensive income as of December 31	$309	$103

        Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial. In connection with the sale transaction in December 2003, the balance in accumulated other comprehensive income was eliminated in purchase accounting, and the outstanding hedge arrangements were redesignated as cash flow hedges. Subsequent changes in the fair value of these fuel hedges outstanding at December 31, 2003 will be reflected in other comprehensive income.

13.   Income taxes

        The provision for income taxes is as follows:

	Predecessor Basis
	2003	2002	2001
Federal:
Current	$(3,521)	$2,579	$3,855
Current foreign	372	1,000	—
Deferred	3,553	(135)	799
State:
Current	561	945	857
Deferred	353	34	51

	$1,318	$4,423	$5,562

        The Company's income tax provision reconciles to the provision at the statutory U.S. federal income tax rate as follows:

	Predecessor Basis
	2003	2002	2001
Tax (benefit) provision at statutory U.S. federal income tax rate	$(67)	$6,198	$4,559
Write-off of insurance claim receivable	—	(3,740)	—
State income tax, net of federal income tax benefit	723	646	590
Foreign taxes deducted, net of federal income tax benefit	246	660	—
Interest expense, net of federal income tax benefit	20	577	—
Non-deductible goodwill amortization	—	—	509
Other	396	82	(96)

Income tax (benefit) provision	$1,318	$4,423	$5,562

        In 2002, the Company received a tax deduction for the write-off of the tax basis of an insurance claim receivable of $11,000 related to litigation settlement payments made in 1997. For book purposes, the insurance reimbursement had been assigned to the Company's former owner as part of its recapitalization in 1998 and, therefore, had no book basis.

        For the year ended December 31, 2002, the Company's income tax provision includes interest expense of $875 on estimated additional federal income tax for the years 1995 to 2000 arising from a reduction in actual tax payments made to foreign tax authorities versus amounts previously reported in the Company's U.S. federal tax returns for those years. In 2003, the amended returns allocating the tax liabilities from foreign to domestic were finalized, resulting in interest income of $60, which is reflected in the income tax provision for the year ended December 31, 2003.

        The deferred tax assets (liabilities) are as follows:

	Successor Basis	Predecessor Basis
	2003	2002
Gross deferred tax assets:
Accrued liabilities	$5,833	$4,793
Gross deferred tax liabilities:
Depreciation	(93,705)	(44,214)
Other	(3,759)	(3,074)

	(97,464)	(47,288)

Total net deferred tax liabilities	$(91,631)	$(42,495)

As reported in the balance sheet:
Net current deferred tax assets (included in other current assets)	$4,995	$3,868
Net non-current deferred tax liabilities	(96,626)	(46,363)

Total net deferred tax liabilities	$(91,631)	$(42,495)

14.   Lease commitments

        The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2019. The equipment leases contain renewal or purchase options that specify prices at the then fair market value upon the expiration of the lease terms. The leases also contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company's Credit Agreement, and they typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. Thus, it is impractical to develop an estimate of the maximum potential exposure under these lease indemnification arrangements, since it is entirely dependent on the unique tax circumstances of each lessor. Future minimum operating lease payments for the years ending December 31 are as follows:

2004	$16,030
2005	15,480
2006	15,023
2007	13,493
2008	10,002
Thereafter	59,021

Total minimum lease payments	$129,049

        Total rent expense for the years ended December 31, 2003, 2002 and 2001 was $23,856, $24,105 and $19,156, respectively, including amounts for other short-term rentals.

        The current portion of capital lease obligations is included in accrued expenses at December 31, 2003 and 2002 for equipment leases of dozers, excavators and automobiles in the amounts of $882 and $831, respectively. The long-term portion of these leases is included in other long-term liabilities and totaled $676 and $849, respectively. The terms of these leases extend through 2007.

15.   Retirement plans

        The Company sponsors two 401(k) savings plans, one which covers substantially all non-union salaried employees (Salaried Plan) and the second which covers its non-union hourly employees (Hourly Plan). Under both plans, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees' contributions. Additionally, the Salaried Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of the Salaried Plan. The Company's expense for matching and discretionary contributions for 2003, 2002 and 2001 was $2,879, $2,974 and $2,608, respectively. On January 1, 2003, the Company adopted a third 401(k) savings plan specifically for employees that are members of the Company's tugboat union. Participation in and contributions to this plan are insignificant.

        The Company also contributes to various multi-employer pension plans pursuant to collective bargaining agreements. In the event of a plan's termination or Company withdrawal from a plan, the Company may be liable for a portion of the plan's unfunded vested benefits. As of December 31, 2003, unfunded amounts, if any, are not significant. Total contributions to multi-employer pension plans for the years ended December 31, 2003, 2002 and 2001 were $5,000, $4,659 and $4,194, respectively.

16.   Segment information

        The Company and its subsidiaries currently operate in two reportable segments: dredging and demolition. Prior to the acquisition of NASDI in April 2001, the Company's only reportable segment was dredging. The Company's financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented.

        Segment information for 2003, 2002 and 2001 is provided as follows:

	Successor Basis	Predecessor Basis
	December 31, 2003	Jan 1 - Dec 31 2003	December 31, 2002	December 31, 2001
Dredging
Contract revenues		$360,830	$313,098	$294,958
Operating income		29,655	30,707	31,813
Depreciation and amortization		15,261	14,780	13,219
Total assets	$474,803		243,114	237,121
Property and equipment, net	259,956		135,852	137,233
Goodwill	80,475
Investment in equity method investee	7,551		5,552	5,918
Capital expenditures		35,796	17,567	13,296
Demolition
Contract revenues		$37,970	$49,504	$23,839
Operating income		2,447	7,499	1,331
Depreciation and amortization		1,033	1,135	2,015
Total assets	$48,141		44,372	45,102
Property and equipment, net	4,176		3,567	4,080
Goodwill	23,442		29,405	29,405
Capital expenditures		1,854	778	495
Total
Contract revenues		$398,800	$362,602	$318,797
Operating income		32,102	38,206	33,144
Depreciation and amortization		16,294	15,915	15,234
Total assets	$522,944		287,486	282,223
Property and equipment, net	264,132		139,419	141,313
Goodwill	103,917		29,405	29,405
Investment in equity method investee	7,551		5,552	5,918
Capital expenditures		37,650	18,345	13,791

        The Company aggregates the revenue related to its dredging projects into the following types of work:

	Predecessor Basis
	2003	2002	2001
Capital dredging—U.S.	$203,699	$122,158	$129,286
Capital dredging—foreign	60,922	52,294	29,359
Beach nourishment dredging	47,858	87,372	78,113
Maintenance dredging	48,351	51,274	58,200

Total	$360,830	$313,098	$294,958

        The Company derived revenues and gross profit from foreign project operations for the years ended December 31 as follows:

	Predecessor Basis
	2003	2002	2001
Contract revenues	$60,922	$52,294	$29,359
Costs of contract revenues	(56,930)	(45,249)	(27,015)

Gross profit (loss)	$3,992	$7,045	$2,344

        The majority of the Company's long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company's foreign projects.

        Certain foreign projects performed by the Company have warranty periods, typically spanning no more than three to five years beyond project completion, whereby the Company retains responsibility to maintain the project site to certain specifications during the warranty period. Generally, any potential liability of the Company is mitigated by insurance, shared responsibilities with consortium partners, and/or recourse to owner-provided specifications. The Company does not anticipate having to perform under its warranty provisions; therefore, no liability has been reflected at December 31, 2003 related to its potential warranty obligations.

17.   Concentrations of risk

        The Company's primary dredging customer is the U.S. Army Corps of Engineers (the Corps), which has responsibility for federally funded projects related to navigation and flood control. In 2003, 2002 and 2001, 65.3%, 59.0% and 70.2%, respectively, of contract revenues were earned from dredging contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. At December 31, 2003 and 2002, approximately 48.1% and 39.7%, respectively, of accounts receivable, including contract revenues in excess of billings, were due on dredging contracts with federal government agencies. The Company depends on its ability to continue to obtain federal government dredging contracts, and indirectly, on the amount of federal funding for new government dredging projects. Therefore, the Company's dredging operations can be influenced by the level and timing of federal funding.

18.   Commitments and contingencies

        In the normal course of business, the Company is a defendant in various legal proceedings. Certain of these matters are discussed in Item 3, Legal Proceedings, in the Company's 2003 Form 10-K Annual Report filed with the Securities and Exchange Commission, which filing is available upon request from the Company. Resolution of these claims is not expected to have a material impact on the financial position or operations of the Company.

        Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects. The Company obtains its performance and bid bonds through a bonding agreement with a surety company that has been granted a security interest in a substantial portion of the Company's operating equipment with a net book value of approximately $92,340 at December 31, 2003. The bonding agreement contains financial and operating covenants that limit the ability of the Company to incur indebtedness, create liens and take certain other actions. The Company is in compliance with its various covenants under the bonding agreement. Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range between $5 to $10 million. At December 31, 2003, the Company had outstanding performance bonds valued at approximately $392 million; however, the revenue value remaining in backlog related to these projects totaled approximately $156 million.

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

19.   Subsequent event

        On February 10, 2004, the Company was served with a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District of South Carolina. The Company believes the grand jury has been convened to investigate the United States dredging industry. The Company intends to fully comply with the investigation.

20.   Subsidiary guarantors

        The payment obligations of the Company under its 7 3/4% senior subordinated notes are guaranteed by all of the Company's domestic subsidiaries (Subsidiary Guarantors). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company's non-guarantor subsidiary and for the Great Lakes Dredge & Dock Corporation (GLD Corporation). The Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2002 and 2001 include the operations of NATCO Limited Partnership and North American Trailing Company within the non-guarantor subsidiary information. Pursuant to the Company's acquisition of the minority partner's remaining shares in November 2002, these entities were dissolved effective December 31, 2002 and all subsequent activity is conducted by Great Lakes Dredge & Dock Company, a wholly-owned subsidiary of the Company and a Subsidiary Guarantor.

Condensed Consolidating Balance Sheet at December 31, 2003

Successor Basis
	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$2,766	$9	$—	$—	$2,775
Accounts receivable, net	64,869	—	—	—	64,869
Receivables from affiliates	7,867	2,941	4,540	(15,348)	—
Contract revenues in excess of billings	11,236	—	—	—	11,236
Inventories	13,603	—	—	—	13,603
Prepaid expenses and other current assets	14,558	—	6,620	—	21,178

Total current assets	114,899	2,950	11,160	(15,348)	113,661
Property and equipment, net	241,594	38	22,500	—	264,132
Goodwill	103,917	—	—	—	103,917
Other intangible assets	7,441	—	—	—	7,441
Investments in subsidiaries	2,976	—	281,967	(284,943)	—
Notes receivable from affiliates	—	—	27,242	(27,242)	—
Inventories	10,968	—	—	—	10,968
Investments in joint ventures	7,551	—	—	—	7,551
Other assets	3,605	—	11,669	—	15,274

	$492,951	$2,988	$354,538	$(327,533)	$522,944

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$36,911	$—	$80	$—	$36,991
Payables to affiliates	9	—	10,919	(10,928)	—
Accrued expenses	14,587	—	869	—	15,456
Billings in excess of contract revenues	8,808	—	—	—	8,808
Current maturities of long-term debt	6,490	—	—	(4,540)	1,950

Total current liabilities	66,805	—	11,868	(15,468)	63,205
Long-term debt	21,450	—	235,300	—	256,750
Notes payable to affiliates	27,242	—	—	(27,242)	—
Deferred income taxes	86,927	12	9,687	—	96,626
Other	6,949	—	683	—	7,632

Total liabilities	209,373	12	257,538	(42,710)	424,213
Minority interests	—	—	—	1,731	1,731
Stockholder's equity	283,578	2,976	97,000	(286,554)	97,000

	$492,951	$2,988	$354,538	$(327,533)	$522,944

Condensed Consolidating Balance Sheet at December 31, 2002

Predecessor Basis
	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$1,451	$5	$—	$—	$1,456
Accounts receivable, net	52,125	—	—	—	52,125
Receivables from affiliates	7,970	2,983	—	(10,953)	—
Contract revenues in excess of billings	13,052	—	—	—	13,052
Inventories	13,282	—	—	—	13,282
Prepaid expenses and other current assets	17,132	—	1,151	—	18,283

Total current assets	105,012	2,988	1,151	(10,953)	98,198
Property and equipment, net	101,889	86	37,444	—	139,419
Goodwill	29,405	—	—	—	29,405
Investments in subsidiaries	3,044	—	126,494	(129,538)	—
Notes receivable from affiliates	—	—	21,000	(21,000)	—
Inventories	9,828	—	—	—	9,828
Investments in joint ventures	5,552	—	—	—	5,552
Other assets	2,671	—	2,413	—	5,084

	$257,401	$3,074	$188,502	$(161,491)	$287,486

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$31,809	$—	$(108)	$(103)	$31,598
Payables to affiliates	3,945	—	7,008	(10,953)	—
Accrued expenses	18,658	—	11,456	—	30,114
Billings in excess of contract revenues	10,915	—	—	—	10,915
Current maturities of long-term debt	6,000	—	11,000	(6,000)	11,000

Total current liabilities	71,327	—	29,356	(17,056)	83,627
Long-term debt	3,000	—	158,769	—	161,769
Notes payable to affiliates	15,000	—	—	(15,000)	—
Deferred income taxes	34,233	30	12,100	—	46,363
Other	5,104	—	683	—	5,787

Total liabilities	128,664	30	200,908	(32,056)	297,546
Minority interests	—	—	—	2,346	2,346
Stockholders' equity (deficit)	128,737	3,044	(12,406)	(131,781)	(12,406)

	$257,401	$3,074	$188,502	$(161,491)	$287,486

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2003

Predecessor Basis
	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$401,300	$—	$—	$(2,500)	$398,800
Costs of contract revenues	(329,391)	(48)	(1,148)	2,391	(328,196)

Gross profit (loss)	71,909	(48)	(1,148)	(109)	70,604
General and administrative expenses	(27,692)	(57)	(118)	—	(27,867)
Sale-related expenses	(5,996)	—	(4,639)	—	(10,635)

Operating income (loss)	38,221	(105)	(5,905)	(109)	32,102
Interest expense, net	(2,530)	—	(18,187)	—	(20,717)
Sale-related financing costs	—	—	(13,113)	—	(13,113)
Equity in (loss) earnings of subsidiaries	(58)	—	21,290	(21,232)	—
Equity in earnings of joint ventures	1,422	—	—	—	1,422
Minority interests	—	—	—	28	28

Income (loss) before income taxes	37,055	(105)	(15,915)	(21,313)	(278)
Provision for income taxes	(15,674)	37	6,684	7,635	(1,318)

Net income (loss)	$21,381	$(68)	$(9,231)	$(13,678)	$(1,596)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2002

Predecessor Basis
	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$388,638	$—	$—	$(26,036)	$362,602
Costs of contract revenues	(318,746)	(64)	(1,781)	26,036	(294,555)

Gross profit (loss)	69,892	(64)	(1,781)	—	68,047
General and administrative expenses	(29,655)	(31)	(155)	—	(29,841)

Operating income (loss)	40,237	(95)	(1,936)	—	38,206
Interest expense, net	(3,309)	—	(17,825)	—	(21,134)
Equity in (loss) earnings of subsidiaries	(3,000)	—	26,656	(23,656)	—
Equity in loss of joint ventures	(49)	—	—	—	(49)
Minority interests	—	—	—	400	400

Income (loss) before income taxes	33,879	(95)	6,895	(23,256)	17,423
Provision for income taxes	(10,571)	43	6,105	—	(4,423)

Net income (loss)	$23,308	$(52)	$13,000	$(23,256)	$13,000

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2001

Predecessor Basis
	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Contract revenues	$269,101	$61,658	$—	$(11,962)	$318,797
Costs of contract revenues	(218,725)	(51,596)	(2,074)	11,962	(260,433)

Gross profit (loss)	50,376	10,062	(2,074)	—	58,364
General and administrative expenses	(20,189)	(4,881)	(150)	—	(25,220)

Operating income (loss)	30,187	5,181	(2,224)	—	33,144
Interest, net	(2,511)	(576)	(17,841)	—	(20,928)
Equity in earnings of subsidiaries	2,832	—	19,956	(22,788)	—
Equity in earnings of joint ventures	811	—	—	—	811
Minority interests	—	—	—	(984)	(984)

Income (loss) before income taxes	31,319	4,605	(109)	(23,772)	12,043
Provision for income taxes	(11,192)	(960)	6,590	—	(5,562)

Net income	$20,127	$3,645	$6,481	$(23,772)	$6,481

Condensed Consolidating Statement of Cash Flows for the Period Ended December 31, 2003

Successor Basis
	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net cash flows from operating activities	$—	$—	$(6,458)	$—	$(6,458)
Investing Activities
Acquisition of Predecessor common and preferred shares	—	—	(129,142)	—	(129,142)
Payment of sale-related expenses	(5,996)	—	(13,998)	—	(19,994)

Net cash flows from investing activities	(5,996)	—	(143,140)	—	(149,136)
Financing Activities
Repayments of long-term debt	—	—	(1,762)	—	(1,762)
Borrowings of revolving loans, net of repayments	—	—	(5,000)	—	(5,000)
Repayment of NASDI stockholder notes	(3,000)	—	—	—	(3,000)
Proceeds from issuance of new long-term debt	—	—	60,300		60,300
Proceeds from issuance of 7 3/4% senior subordinated notes	—	—	175,000	—	175,000
Redemption of 11 1/4% senior subordinated notes	—	—	(155,000)	—	(155,000)
Proceeds from issuance of Successor common shares	—	—	94,309	—	94,309
Financing fees	—	—	(14,050)	—	(14,050)

Net cash flows from financing activities	(3,000)	—	153,797	—	150,797

Net change in cash and equivalents	(8,996)	—	4,199	—	(4,797)
Cash and equivalents at beginning of period	11,762	9	(4,199)	—	7,572

Cash and equivalents at end of period	$2,766	$9	$—	$—	$2,775

Condensed Consolidating Statement of Cash Flows for the Period Ended December 31, 2003

Predecessor Basis
	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net cash flows from operating activities	$49,930	$(38)	$(26,886)	$—	$23,006
Investing Activities
Purchases of property and equipment	(37,650)	—	—	—	(37,650)
Dispositions of property and equipment	5,840	—	—	—	5,840
Disposition of interest in Riovia investment	1,200	—	—	—	1,200
Purchase portion of minority interests' share in North American Site Developers, Inc.	(75)	—	—	—	(75)
Equity investment in land	(1,047)	—	—	—	(1,047)

Net cash flows from investing activities	(31,732)	—	—	—	(31,732)
Financing Activities
Repayments of long-term debt	—	—	(9,238)	—	(9,238)
Borrowings of revolving loans, net of repayments	—	—	1,000	—	1,000
Proceeds from issuance of new long-term debt	23,400	—	—	—	23,400
Net change in accounts with affiliates	(30,984)	42	30,942	—	—
Financing fees	(388)	—	—	—	(388)
Other	68	—	—	—	68

Net cash flows from financing activities	(7,904)	42	22,704	—	14,842

Net change in cash and equivalents	10,294	4	(4,182)	—	6,116
Cash and equivalents at beginning of period	1,468	5	(17)	—	1,456

Cash and equivalents at end of period	$11,762	$9	$(4,199)	$—	$7,572

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2002

Predecessor Basis
	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net cash flows from operating activities	$40,700	$(19)	$(12,261)	$—	$28,420
Investing Activities
Purchases of property and equipment	(18,345)	—	—	—	(18,345)
Dispositions of property and equipment	5,598	—	—	—	5,598
Purchase of minority partner's share in NATCO Limited Partnership and North American Trailing Company	(4,500)	—	—	—	(4,500)

Net cash flows from investing activities	(17,247)	—	—	—	(17,247)
Financing Activities
Repayments of long-term debt	—	—	(11,000)	—	(11,000)
Borrowings under (repayments of) revolving loans, net	—	—	(1,000)	—	(1,000)
Principal receipts (payments) on capital leases	(1,661)	—	1,661	—	—
Net change in accounts with affiliates	(22,913)	23	22,890	—	—
Financing fees	—	—	(325)	—	(325)
Repayment on notes receivable from stockholders	—	—	18	—	18

Net cash flows from financing activities	(24,574)	23	12,244	—	(12,307)

Net change in cash and equivalents	(1,121)	4	(17)	—	(1,134)
Cash and equivalents at beginning of year	2,589	1	—	—	2,590

Cash and equivalents at end of year	$1,468	$5	$(17)	$—	$1,456

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2001

Predecessor Basis
	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Operating Activities
Net cash flows from operating activities	$27,792	$6,255	$(13,956)	$—	$20,091
Investing Activities
Purchases of property and equipment	(11,261)	(2,530)	—	—	(13,791)
Dispositions of property and equipment	608	—	—	—	608
Distributions from joint ventures	874	—	—	—	874
Investment in NASDI	—	—	(30,548)	—	(30,548)
Principal payments (receipts) on direct financing leases	—	1,714	(1,714)	—	—
Payments (receipts) on note with affiliate	—	515	(515)	—	—

Net cash flows from investing activities	(9,779)	(301)	(32,777)	—	(42,857)
Financing Activities
Repayments of long-term debt	—	—	(9,000)	—	(9,000)
Borrowings under (repayments of) revolving loans, net	—	—	(4,000)	—	(4,000)
Proceeds from 11 1/4% subordinated debt issued	—	—	39,700	—	39,700
Principal receipts (payments) on capital leases	—	(3,544)	3,544	—	—
Net change in accounts with affiliates	(13,222)	(3,726)	16,948	—	—
Treasury stock activity, net	—	—	200	—	200
Financing fees	(2,022)	—	(674)	—	(2,696)
Repayment on notes receivable from stockholders	—	—	15	—	15
Dividends	400	(2,000)	1,600	—	—
Contributions from partners	—	1,600	(1,600)	—	—

Net cash flows from financing activities	(14,844)	(7,670)	46,733	—	24,219

Net change in cash and equivalents	3,169	(1,716)	—	—	1,453
Cash and equivalents at beginning of year	(654)	1,791	—	—	1,137

Cash and equivalents at end of year	$2,515	$75	$—	$—	$2,590

Report of Independent Public Accountants

To the Partners
Amboy Aggregates

        We have audited the accompanying balance sheets of Amboy Aggregates (A Joint Venture) as of December 31, 2003 and 2002, and the related statements of operations and partners' capital and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amboy Aggregates (A Joint Venture) as of December 31, 2003 and 2002, and its results of operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                          /s/  J.H. COHN LLP

Roseland, New Jersey
January 15, 2004

QuickLinks

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
  Item 9.—Change In and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A.—Controls and Procedures
Part III
  Item 10.—Directors and Executive Officers
  Item 11.—Executive Compensation
  Item 12.—Security Ownership of Certain Beneficial Owners and Management
  Item 13.—Certain Relationships and Related Transactions
  Item 14.—Principal Accounting Fees and Services
Part IV
  Item 15.—Exhibits, Financial Statements Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
INDEPENDENT AUDITORS' REPORT
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
Report of Independent Public Accountants – Amboy Aggregates