Form 10-Q
period 2004-03-31
GREAT LAKES DREDGE & DOCK CORP
filed 2004-05-14
CIK 885538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:

333-64687

Great Lakes Dredge & Dock Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3634726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2122 York Road, Oak Brook, IL	60523
(Address of principal executive offices)	(Zip Code)

(630) 574-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☐  Yes  ☒  No

All of the Company’s common stock is held by a holding company.

As of May 10, 2004, there were outstanding 1,000 shares of Common Stock and zero shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2004

PART I – Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

 (Unaudited)

(in thousands, except share and per share amounts)

	Successor Basis
	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and equivalents	$3,664	$2,775
Accounts receivable, net	57,864	64,869
Contract revenues in excess of billings	15,796	11,236
Inventories	14,629	13,603
Prepaid expenses and other current assets	17,339	21,178
Total current assets	109,292	113,661
Property and equipment, net	264,503	264,132
Goodwill	103,917	103,917
Other intangible assets, net	5,649	7,441
Inventories	10,973	10,968
Investments in joint ventures	7,700	7,551
Other assets	12,436	15,274
Total assets	$514,470	$522,944

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$28,557	$36,991
Accrued expenses	17,022	15,456
Billings in excess of contract revenues	8,991	8,808
Current maturities of long-term debt	1,950	1,950
Total current liabilities	56,520	63,205
Long-term debt	253,763	256,750
Deferred income taxes	96,032	96,626
Other	7,685	7,632
Total liabilities	414,000	424,213
Minority interest	1,725	1,731
Commitments and contingencies (Note 9)	—	—
Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	97,000	97,000
Retained earnings	1,758	—
Accumulated other comprehensive income	(13)	—
Total stockholder’s equity	98,745	97,000
Total liabilities and stockholder’s deficit	$514,470	$522,944

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	Successor Basis	Predecessor Basis
	2004	2003

Contract revenues	$103,947	$99,693
Costs of contract revenues	87,548	81,655
Gross profit	16,399	18,038
General and administrative expenses	7,123	6,941
Amortization of intangible assets	1,792	—
Operating income	7,484	11,097
Interest expense, net	(4,610)	(5,056)
Equity in earnings of joint venture	149	67
Minority interests	6	(21)
Income before income taxes	3,029	6,087
Income tax expense	(1,271)	(2,600)
Net income	$1,758	$3,487

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

(in thousands)

	Three Months Ended March 31,
	Successor Basis	Predecessor Basis
	2004	2003
Operating Activities
Net income	$1,758	$3,487
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,125	4,067
Earnings of joint ventures	(149)	(67)
Minority interests	(6)	21
Deferred income taxes	(802)	(137)
Loss (gain) on dispositions of property and equipment	12	(3)
Other, net	398	391
Changes in assets and liabilities:
Accounts receivable	7,005	6,928
Contract revenues in excess of billings	(4,560)	(4,690)
Inventories	(1,031)	(1,030)
Prepaid expenses and other current assets	3,701	596
Accounts payable and accrued expenses	(6,868)	(6,464)
Billings in excess of contract revenues	183	(4,553)
Other noncurrent assets and liabilities	2,545	(77)
Net cash flows from operating activities	9,311	(1,531)

Investing Activities
Purchases of property and equipment	(5,361)	(3,371)
Dispositions of property and equipment	—	3
Equity investment in land	—	(843)
Net cash flows from investing activities	(5,361)	(4,211)

Financing Activities
Repayments of long-term debt	(2,987)	(3,713)
Borrowings under revolving loans, net of repayments	—	9,000
Financing fees	(74)	(403)
Repayment on notes receivable from stockholders	—	19
Net cash flows from financing activities	(3,061)	4,903
Net change in cash and equivalents	889	(839)
Cash and equivalents at beginning of period	2,775	1,456
Cash and equivalents at end of period	$3,664	$617

Supplemental Cash Flow Information
Cash paid for interest	$1,380	$8,977
Cash paid for taxes	$—	$2,432

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands)

1.     Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information.  Accordingly, these financial statements do not include all the information in the notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the dates presented.  The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company”) and the notes thereto, included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2003.

The acquisition of the Company by Madison Dearborn Capital Partners IV, L.P. in December 2003 was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” resulting in a new basis of accounting subsequent to the transaction.  For presentation herein, the financial statements up to the date of the sale are denoted as Predecessor Basis, while the financial statements prepared subsequent to the sale are denoted as Successor Basis.   See Note 4 for a description of the transaction.

The condensed consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2.     Comprehensive income

Total comprehensive income comprises net income and net unrealized gains and losses on cash flow hedges.  Total comprehensive income for the three months ended March 31, 2004 and 2003 was $1,745 and $3,519, respectively.

3.     Risk management activities

The Company uses derivative instruments to manage commodity price and foreign currency exchange risks.  Such instruments are not used for trading purposes.  As of March 31, 2004, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through April 2005.  As of March 31, 2004, there were 5.9 million gallons remaining on these contracts.  Under these agreements, the Company will pay fixed prices ranging from $0.75 to $0.89 per gallon.  At March 31, 2004 and December 31, 2003, the fair value on these contracts was estimated to be $487 and $509, respectively, based on quoted market prices, and is recorded in other current assets. Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial.  The remaining gains included in accumulated other comprehensive income at March 31, 2004 will be reclassified into earnings over the next thirteen months, corresponding to the period during which the hedged fuel is expected to be utilized.

In February 2004, the Company entered into an interest rate swap arrangement to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated debt.  The fair value of the swap at March 31, 2004 was $655.  The swap is not accounted for as a hedge, so the fair value is recorded directly as a reduction to interest expense.

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates.  The fair value of the Company’s $175,000 of 7¾% senior subordinated notes was $176,750 and $180,250 at March 31, 2004 and December 31, 2003, respectively, based on quoted market prices.

4.     Sale transaction

On December 22, 2003, the Company was acquired by Madison Dearborn Capital Partners IV, L.P. (MDP), an affiliate of Chicago-based private equity investment firm Madison Dearborn Partners, LLC.  The purchase price totaled $362,111, including fees and expenses, and was financed by new equity contributions of $97,000; term loan and revolver borrowings under a new senior credit facility of approximately $60,300 and $2,000, respectively; the issuance of $175,000 of 7.75% Senior Subordinated Notes due 2013; the rollover of term loan borrowings under a new equipment financing facility of $23,400; the rollover of approximately $1,558 million of capital leases; and cash on hand of $2,853.  The purchase price was subject to certain working capital and debt adjustments to be finalized approximately three months subsequent to the transaction, as defined per the merger agreement.  The adjustments were finalized in April of 2004, resulting in a decrease to the purchase price of $527.

The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to the Company’s assets and liabilities based on their fair values at the date of acquisition.  The allocation of purchase price to property and equipment and identifiable intangible assets has been prepared on a preliminary basis, using valuation information that was available up to the point of financial statement preparation.  This allocation is therefore subject to adjustment.

At March 31, 2004, the net book value of intangible assets identified with respect to the transaction is as follows:

	Estimated Life	Cost	Accumulated Amortization	Net
Customer contract backlog	13-15 mos.	$4,237	$1,686	$2,551
Demolition customer relationships	7-10 years	1,995	71	1,924
Software and databases	7 years	1,209	35	1,174
		$7,441	$1,792	$5,649

The following pro forma results for the three months ended March 31, 2003 have been prepared as if the acquisition took place at the beginning of the period and include certain adjustments such as additional depreciation and amortization charges resulting from the allocation of purchase price to property and equipment and intangible assets, and reductions to interest expense resulting from the terms of the new debt structure.  The pro forma operating results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had this acquisition been consummated at the beginning of the period presented.

	Three Months Ended March 31,
	Actual 2004	Pro forma 2003
Contract revenues	$103,947	$99,693
Operating income	7,484	8,213
Income before income taxes	3,029	3,571
Net income	1,758	1,982

5.     Accounts receivable

Accounts receivable at March 31, 2004 and December 31, 2003 are as follows:

	Successor Basis
	March 31, 2004	December 31, 2003
Completed contracts	$17,626	$15,962
Contracts in progress	33,371	40,737
Retainage	7,685	8,969
	58,682	65,668
Allowance for doubtful accounts	(818)	(799)

	$57,864	$64,869

6.     Contracts in progress

The components of contracts in progress at March 31, 2004 and December 31, 2003 are as follows:

	Successor Basis
	March 31, 2004	December 31, 2003
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$159,036	$261,013
Amounts billed	(145,084)	(251,034)
Costs and earnings in excess of billings for contracts in progress	13,952	9,979
Costs and earnings in excess of billings for completed contracts	1,844	1,257

	$15,796	$11,236

Prepaid contract costs (included in prepaid expenses and other current assets)	$475	$570

Billings in excess of costs and earnings:
Amounts billed	$(224,399)	$(180,096)
Costs and earnings for contracts in progress	215,408	171,288

	$(8,991)	$(8,808)

7.     Accrued expenses

Accrued expenses at March 31, 2004 and December 31, 2003 are as follows:

	Successor Basis
	March 31, 2004	December 31, 2003
Insurance	$4,920	$4,736
Interest	3,815	339
U.S. income and other taxes	3,075	1,252
Payroll and employee benefits	2,613	6,658
Equipment leases	873	882
Foreign income taxes	578	210
Other	1,148	1,379

	$17,022	$15,456

8.     Segment information

The Company and its subsidiaries operate in two reportable segments: dredging and demolition.  The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented.   Segment information for the periods presented is as follows:

	Three Months Ended March 31,
	Successor Basis	Predecessor Basis
	2004	2003
Dredging
Contract revenues	$96,800	$91,369
Operating income	7,236	10,298

Demolition
Contract revenues	$7,147	$8,324
Operating income	248	799

Total
Contract revenues	$103,947	$99,693
Operating income	7,484	11,097

9.     Commitments and contingencies

At March 31, 2004, the Company is contingently liable, in the normal course of business, for $15,281 in undrawn letters of credit, relating to contract performance guarantees or covering the Company’s insurance payment liabilities.

Amboy Aggregates, a joint venture in which the Company has a 50% equity interest, has a $2,000 revolving credit facility with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners.  The Company has guaranteed 50% of the outstanding borrowings and accrued interest, which totaled $350 at March 31, 2004.

The Company finances certain key vessels used in its operations with off-balance sheet lease arrangements with unrelated lessors, requiring annual rentals decreasing from $14 to $9 million over the next five years.  These off-balance sheet leases contain default provisions which are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit.  It is impractical to develop an estimate of the maximum potential exposure under these lease indemnification arrangements, since it is entirely dependent on the unique tax circumstances of each lessor.  The Company has additional rental commitments for office facilities and dozer leases totaling approximately $1 million to $2 million, annually.

Borrowings under the Company’s Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of $77,845 at December 31, 2003. Additionally, the Company obtains its performance and bid bonds through a bonding agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $92,340 at December 31, 2003. The net book value of equipment serving as collateral under these agreements at March 31, 2004 does not materially differ from the values at December 31, 2003.  Both the Credit Agreement and bonding agreement contain certain provisions and covenants; the Company is in compliance with such covenants at March 31, 2004. The performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects.  Bid bonds are generally obtained for a percentage of bid value and aggregate amounts outstanding typically range between $5 to $10 million.  Performance bonds typically cover 100% of the contract value with no maximum bond amounts.  At March 31, 2004, the Company had outstanding performance bonds valued at approximately $410 million; however the revenue value remaining in backlog related to these projects totaled approximately $156 million at March 31, 2004.

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

A joint venture in which the Company holds an approximately 36% interest is subject to a counterclaim filed by the Red Sea Ports Authority relating to a contract performed in Egypt between 1999 and 2001. The joint venture instituted arbitration proceedings against the Red Sea Ports Authority for monetary claims arising out of the contract and sought approximately $40 million in damages.  The Red Sea Ports Authority counterclaimed for $74 million in damages, alleging environmental damage from the project, including damage to coastline, fisheries and coral reefs, and misuse of the designated disposal site.  In July 2003, an arbitration hearing was held in Egypt regarding the joint venture’s claim and the Red Sea Ports Authority’s counterclaim.  A decision is expected to be rendered in the second quarter of 2004.  Management believes that the allegations in the counterclaim are baseless and does not believe that it will have a material adverse impact on the Company’s business.

10.  Supplemental condensed consolidating financial information

Included in the Company’s long-term debt is $175,000 of 7¾% senior subordinated notes which will mature on December 15, 2013.  The payment obligations of the Company under the senior subordinated notes are guaranteed by the Company’s domestic subsidiaries (the “Subsidiary Guarantors”).  Such guarantees are full, unconditional and joint and several.  Separate financial statements of the Subsidiary Guarantors are not presented because the Company’s management has determined that they would not be material to investors.  The following supplemental financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company’s non-guarantor subsidiary and for the Company (“GLD Corporation”).

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Condensed Consolidating Balance Sheet at March 31, 2004

Successor Basis

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$3,656	$8	$—	$—	$3,664
Accounts receivable, net	57,864	—	—	—	57,864
Receivables from affiliates	1,672	2,931	4,540	(9,143)	—
Contract revenues in excess of billings	15,796	—	—	—	15,796
Inventories	14,629	—	—	—	14,629
Prepaid expenses and other current assets	13,939	—	3,400	—	17,339
Total current assets	107,556	2,939	7,940	(9,143)	109,292
Property and equipment, net	249,407	29	15,067	—	264,503
Goodwill	103,917	—	—	—	103,917
Other intangible assets	5,649	—	—	—	5,649
Investments in subsidiaries	2,960	—	286,298	(289,258)	—
Note receivable from affiliate	—	—	26,107	(26,107)	—
Inventories	10,973	—	—	—	10,973
Investments in joint ventures	7,700	—	—	—	7,700
Other assets	1,108	—	11,328	—	12,436
	$489,270	$2,968	$346,740	$(324,508)	$514,470

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$28,551	$—	$—	$6	$28,557
Payables to affiliates	—	—	4,839	(4,839)	—
Accrued expenses	10,282	—	6,740	—	17,022
Billings in excess of contract revenues	8,991	—	—	—	8,991
Current maturities of long-term debt	6,490	—	—	(4,540)	1,950
Total current liabilities	54,314	—	11,579	(9,373)	56,520
Long-term debt	20,963	—	232,800	—	253,763
Note payable to affiliate	26,107	—	—	(26,107)	—
Deferred income taxes	86,964	8	9,060	—	96,032
Other	7,001	—	684	—	7,685
Total liabilities	195,349	8	254,123	(35,480)	414,000
Minority interests	—	—	—	1,725	1,725
Stockholder’s equity	293,921	2,960	92,617	(290,753)	98,745
	$489,270	$2,968	$346,740	$(324,508)	$514,470

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet at December 31, 2003

Successor Basis

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$2,766	$9	$—	$—	$2,775
Accounts receivable, net	64,869	—	—	—	64,869
Receivables from affiliates	7,867	2,941	4,540	(15,348)	—
Contract revenues in excess of billings	11,236	—	—	—	11,236
Inventories	13,603	—	—	—	13,603
Prepaid expenses and other current assets	14,558	—	6,620	—	21,178
Total current assets	114,899	2,950	11,160	(15,348)	113,661
Property and equipment, net	241,594	38	22,500	—	264,132
Goodwill	103,917	—	—	—	103,917
Other intangible assets	7,441	—	—	—	7,441
Investments in subsidiaries	2,976	—	281,967	(284,943)	—
Note receivable from affiliate	—	—	27,242	(27,242)	—
Inventories	10,968	—	—	—	10,968
Investments in joint ventures	7,551	—	—	—	7,551
Other assets	3,605	—	11,669	—	15,274
	$492,951	$2,988	$354,538	$(327,533)	$522,944

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$36,911	$—	$80	$—	$36,991
Payables to affiliates	9	—	10,919	(10,928)	—
Accrued expenses	14,587	—	869	—	15,456
Billings in excess of contract revenues	8,808	—	—	—	8,808
Current maturities of long-term debt	6,490	—	—	(4,540)	1,950
Total current liabilities	66,805	—	11,868	(15,468)	63,205
Long-term debt	21,450	—	235,300	—	256,750
Note payable to affiliate	27,242	—	—	(27,242)	—
Deferred income taxes	86,927	12	9,687	—	96,626
Other	6,949	—	683	—	7,632
Total liabilities	209,373	12	257,538	(42,710)	424,213
Minority interests	—	—	—	1,731	1,731
Stockholder’s equity	283,578	2,976	97,000	(286,554)	97,000
	$492,951	$2,988	$354,538	$(327,533)	$522,944

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Condensed Consolidating Statement of Income for the three months ended March 31, 2004

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$103,947	$—	$—	$—	$103,947
Costs of contract revenues	(87,733)	(10)	195	—	(87,548)
Gross profit (loss)	16,214	(10)	195	—	16,399
General and administrative expenses	(7,024)	(15)	(84)	—	(7,123)
Amortization of intangible assets	(1,792)	—	—	—	(1,792)
Operating income (loss)	7,398	(25)	111	—	7,484
Interest expense, net	(1,124)	—	(3,486)	—	(4,610)
Equity in loss of subsidiaries	(16)	—	6,057	(6,041)	—
Equity in earnings of joint venture	149	—	—	—	149
Minority interests	—	—	—	6	6
Income (loss) before income taxes	6,407	(25)	2,682	(6,035)	3,029
Income tax (expense) benefit	(2,538)	9	(1,126)	2,384	(1,271)
Net income (loss)	$3,869	$(16)	$1,556	$(3,651)	$1,758

Condensed Consolidating Statement of Income for the three months ended March 31, 2003

Predecessor Basis

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$99,693	$—	$—	$—	$99,693
Costs of contract revenues	(81,173)	(16)	(356)	(110)	(81,655)
Gross profit (loss)	18,520	(16)	(356)	(110)	18,038
General and administrative expenses	(6,902)	(9)	(30)	—	(6,941)
Operating income (loss)	11,618	(25)	(386)	(110)	11,097
Interest expense, net	(683)	—	(4,373)	—	(5,056)
Equity in (loss) earnings of subsidiaries	(23)	—	6,454	(6,431)	—
Equity in earnings of joint venture	67	—	—	—	67
Minority interest	—	—	—	(21)	(21)
Income (loss) before income taxes	10,979	(25)	1,695	(6,562)	6,087
Income tax (expense) benefit	(4,403)	11	1,792	—	(2,600)
Net income (loss)	$6,576	$(14)	$3,487	$(6,562)	$3,487

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Condensed Consolidating Cash Flows for the three months ended March 31, 2004

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net cash flows from operating activities	$5,893	$(11)	$3,429	$—	$9,311

Investing Activities
Purchases of property and equipment	(5,361)	—	—	—	(5,361)
Net cash flows from investing activities	(5,361)	—	—	—	(5,361)

Financing Activities
Repayments of long-term debt	(487)	—	(2,500)	—	(2,987)
Net change in accounts with affiliates	845	10	(855)	—	—
Financing fees	—	—	(74)	—	(74)
Net cash flows from financing activities	358	10	(3,429)	—	(3,061)

Net change in cash and equivalents	890	(1)	—	—	889
Cash and equivalents at beginning of period	2,766	9	—	—	2,775
Cash and equivalents at end of period	$3,656	$8	$—	$—	$3,664

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2003

Predecessor Basis

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net cash flows from operating activities	$4,658	$24	$(6,213)	$—	$(1,531)

Investing Activities
Purchases of property and equipment	(3,371)	—	—	—	(3,371)
Dispositions of property and equipment	3	—	—	—	3
Investment in joint venture	(843)	—	—	—	(843)
Net cash flows from investing activities	(4,211)	—	—	—	(4,211)

Financing Activities
Repayments of long-term debt	—	—	(3,713)	—	(3,713)
Borrowings of revolving loans, net of repayments	—	—	9,000	—	9,000
Net change in accounts with affiliates	(1,337)	8	1,329	—	—
Financing fees	—	—	(403)	—	(403)
Repayment on note receivable from stockholder	19	19
Net cash flows from financing activities	(1,318)	8	6,213	—	4,903

Net change in cash and equivalents	(871)	32	—	—	(839)
Cash and equivalents at beginning of period	1,451	5	—	—	1,456
Cash and equivalents at end of period	$580	$37	$—	$—	$617

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Under the Private Securities Litigation Reform Act

Certain information in this quarterly report on Form 10-Q, including but not limited to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Exchange Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934.  Certain forward-looking statements can be identified by the use of forward-looking terminology such as, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions.  Forward-looking statements involve risks and uncertainties, including those described in the Risk Factors section of the Company’s Form S-4 Registration Statement (Registration No. 333-114059), which could cause actual results to be materially different than those in the forward-looking statements, which speak only as of the date hereof.  The Company assumes no obligation to update such information.

General

The Company is the largest provider of dredging services in the United States.  Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.  The U.S. dredging market consists of three primary types of work:  Capital, Maintenance and Beach Nourishment, in which the Company experienced an average combined U.S. bid market share of 42% over the last three years.  The Company’s bid market is defined as the population of projects on which it bid or could have bid if not for capacity constraints (“bid market”).  In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which averaged 13% of its contract revenues over the last three years.

The Company was acquired by Madison Dearborn Capital Partners IV, L.P. in December 2003. In accordance with U.S. generally accepted accounting principles, a new basis of accounting resulted from the acquisition. Therefore, within this report, the three month period ended March 31, 2004 has been identified as the Successor Basis and the three month period ended March 31, 2003 as the Predecessor Basis. The significant differences between periods as a result of the new basis of accounting are discussed in the following Results of Operations section.

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

The Company’s equity in earnings of joint ventures relates to the Company’s 50% ownership interest in Amboy Aggregates (“Amboy”) which is accounted for using the equity method.  Therefore, the minority interest reflects the NASDI management stockholder’s 15% interest in NASDI.

Results of Operations

The following table sets forth the components of net income and EBITDA as a percentage of contract revenues for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	Successor Basis	Predecessor Basis
	2004	2003

Contract revenues	100.0%	100.0%
Costs of contract revenues	(84.2)	(81.9)
Gross profit	15.8	18.1
General and administrative expenses	(6.9)	(7.0)
Amortization of intangible assets	(1.7)	—
Operating income	7.2	11.1
Interest expense, net	(4.4)	(5.0)
Equity in earnings of joint ventures	0.1	—
Minority interest	—	—
Income before income taxes	2.9	6.1
Income tax expense	(1.2)	(2.6)
Net income	1.7%	3.5%

EBITDA	14.2%	15.2%

“EBITDA,” as provided herein, represents earnings from continuing operations before net interest expense, income taxes, depreciation and amortization expense.  EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity.  The Company presents EBITDA as additional information because it is among the bases upon which the Company assesses its financial performance, and certain covenants in its borrowing arrangements are tied to similar measures. The Company believes EBITDA is a useful measure for the users of its financial statements because it provides information that can be used to evaluate the effectiveness of the Company’s business from an operational perspective, exclusive of costs to finance its activities, income taxes, depreciation of operating assets and amortization of intangible assets, none of which is directly relevant to the efficiency of its operations.  EBITDA is not calculated identically by all companies; therefore, the Company’s presentation of EBITDA may not be comparable to similarly titled measures of other companies. The following table reconciles net income to EBITDA for the periods indicated:

	Three Months Ended March 31,
	Successor Basis	Predecessor Basis
	2004	2003

Net income	$1,758	$3,487
Adjusted for:
Interest expense, net	4,610	5,056
Income tax expense	1,271	2,600
Depreciation and amortization	7,125	4,067
EBITDA	$14,764	$15,210

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three months ended and backlog as of the periods indicated:

	Three Months Ended March 31,
	Successor Basis	Predecessor Basis
Revenues (in thousands)	2004	2003
Dredging:
Capital - U.S.	$25,919	$53,813
Capital - foreign	27,766	10,037
Beach	30,358	19,790
Maintenance	12,757	7,729
Demolition	7,147	8,324
	$103,947	$99,693

	March 31,
	Successor Basis
Backlog (in thousands)	2004	2003
Dredging:
Capital - U.S.	$112,544	$214,790
Capital - foreign	31,145	50,212
Beach	12,914	11,287
Maintenance	32,607	5,483
Demolition	14,696	15,770
	$203,906	$297,542

Consolidated revenues for the first quarter of 2004 were $103.9 million, which compares to the first quarter 2003 amount of $99.7 million.  The increase in 2004 revenues was due to higher levels of foreign capital dredging revenue and domestic beach nourishment revenue.  However, gross profit margin declined to 15.8% in the first quarter of 2004 compared to 18.1% for the same period of 2003.  The Company had reduced margins on certain of the domestic dredging projects performed along the east coast, as these projects experienced one of the worst winter seasons in recent years, causing weather delays and equipment operating inefficiencies during the period.  Fortunately, the foreign dredging projects performed during the 2004 quarter achieved strong margins, which helped to mitigate the reduced margins in the other dredging sectors.

Capital projects include large port deepenings and other infrastructure projects.  Domestic capital dredging revenue declined $27.9 million to $25.9 million in the first quarter of 2004, as compared to the same period of 2003.  This is primarily a result of a slow-down in domestic bidding activity, as will be further discussed in the sections, Backlog and Market Outlook, which follow.  As discussed in previous filings, the capital market includes “Deep Port” projects that have been authorized by the 1986 Water Resource Development Act (“WRDA”) and subsequent bills.  In 1997, the Army Corps of Engineers (“Corps”) announced Deep Port work, authorized by WRDA, to be completed through 2005, with an aggregate value in excess of $2.0 billion, and supplemental authorizations have increased this amount to approximately $4.0 billion, with work to be completed through 2010.  Currently, over $2.5 billion of these authorized Deep Port projects have yet to be let for bid.  Deep Port work has comprised a substantial portion of recent bid markets, averaging 36% of the bid market over the last three years (2001 to 2003).  The Company’s bid market share of Deep Port projects averaged 45% over the last three years (2001 to 2003).

During the first quarter of 2004, the Company’s domestic capital revenues included continuing work on Deep Port projects in Kill Van Kull, New York; Wilmington Harbor, North Carolina; Manatee Harbor, Florida; Houston, Texas; and Los Angeles, California.  These projects contributed combined revenue to the quarter of $14.0 million.  The new work capital project along the Providence River and harbor in the Rhode Island area added another $9.7 million of revenue to the quarter.  Foreign capital revenues in the first quarter of 2004 totaled $27.8 million, representing an increase of $17.7 million over the same period of 2003.  The foreign revenues were substantially generated by the ongoing project in Bahrain and a joint venture project which entailed dredging a channel and turning basin for an expanded port facility in India.

Beach nourishment projects include rebuilding of shoreline areas which have been damaged by storm activity or ongoing erosion. First quarter 2004 revenues from beach nourishment projects increased $10.6 million to $30.4 million, as the Company performed on various beach projects bid and won in the latter half of 2003. Unfortunately, performance on certain beach projects executed during the period was negatively impacted by adverse weather along the east coast, contributing to delays and poor operating conditions.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.  Maintenance revenues totaled $12.8 million in the first quarter of 2004, representing an increase of $5.0 million over the same period of 2003, but reflecting a typical level for the Company.  The majority of first quarter maintenance revenues were derived from Corps’ projects to dredge harbors in Kings Bay, Georgia; Charleston, South Carolina; New Haven, Connecticut; and Savannah, Georgia.

NASDI’s demolition revenues for the first quarter of 2004 totaled $7.1 million, a decline of $1.2 million from the same period of 2003. NASDI’s first quarter revenues were generated by numerous small projects, with only four projects each adding over $0.5 million to the quarter.  Additionally, NASDI received approximately $1.0 million in scrap revenue for steel and metal salvaged from an ongoing power plant take-down, which improved the demolition gross margins for the quarter.

Net interest expense for the first quarter of 2004 was $4.6 million compared to $5.0 million for the same period of 2003.  As a result of the sale transaction in December 2003, the Company’s debt level increased to approximately $260 million at December 31, 2003, compared to approximately $173 million at the beginning of 2003.  However, despite the increased debt level, interest expense related to the Company’s senior and subordinated debt declined due to significantly lower interest rates on the new debt structure.

Net income for the first quarter of 2004 was $1.8 million, which compares to $3.5 million for the same period of 2003 and reflects additional depreciation and amortization expense of approximately $3.0 million resulting from the revaluation of the Company’s assets and liabilities in connection with sale of the Company in December of 2003.  EBITDA (as defined on page 16) was $14.8 million for the quarter ended March 31, 2004, compared to $15.2 million for the same period of 2003.  EBITDA declined slightly in 2004 due primarily to the impact of inclement weather on project performance during the period, as discussed previously.

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

At March 31, 2004, the Company had dredging backlog of $189.2 million, which compares to dredging backlog of $190.2 million at December 31, 2003 and $281.8 million at March 31, 2003.  The dredging backlog has remained at a reduced level relative to the earlier 2003 and 2002 quarters as a result of a stagnant domestic bidding market.  The first quarter 2004 awards totaled $108 million, and the full-year bid market for 2003 totaled only $425 million.  This compares to a domestic bid market of over $900 million in 2002, and an average over the five preceding years (1998 to 2002) of approximately $650 million. Although the Corps’ budgets have remained at similar levels in recent years, management believes the most significant impact to the recent bid market has been the diversion of Corps’ personnel and financial resources to the war and reconstruction efforts in Iraq.  Thus, although funds are budgeted, there is uncertainty as to when funds will actually be made available to the various domestic Corps’ districts, which have responded by delaying project bids and awards and postponing construction activities on current projects.  The decline in the current bid market is likely to impact pricing in the short-term, as competition within the industry has increased for the work that is being bid. The Company did win 65% of the work bid and awarded in the first quarter of 2004, including award of the $35 million Port Jersey Deep Port project, which was bid in the fourth quarter of 2003.  Additionally, the Company won a $31 million maintenance project in Oakland Harbor, California that was bid by request-for-proposal.

Over 50% of backlog at March 31, 2004 is comprised of domestic capital dredging projects, which are generally higher margin work.  This includes the work remaining on Deep Port capital projects in Kill Van Kull, New York; Los Angeles, California; Houston, Texas; Wilmington, North Carolina; Manatee Harbor, Florida; and Port Jersey Channel, New Jersey.  In April, the Company was low bidder on a $66 million Deep Port project in Arthur Kill, New York.  Additionally, the Company received a positive court ruling on the $66 million Brunswick, Georgia Deep Port project, requiring the Corps to award this project to the Company.  The Company had been low bidder on this project in the fourth quarter of 2002, but over the Corps’ estimate.  When the Corps’ indicated that they would cancel the project and rebid it, the Company contested the Corps’ estimate and filed suit in the Federal Court of Claims, which has now settled in the Company’s favor.  These projects, along with an additional $21 million of low bids pending award and other options pending on projects in backlog, will significantly increase the Company’s domestic backlog, once awarded.

Foreign capital project backlog, which comprises $31.1 million or 15% of the March 31, 2004 backlog, relates primarily to the long-term project in Bahrain, as well as work remaining on the channel deepening project for a liquid natural gas plant in Egypt and the joint venture project for an expanded port facility in India.

Beach backlog at March 31, 2004 declined to $12.9 million, as the Company performed on work in its year-end backlog.  Beach work is often bid in the second half of the year, since the work is generally performed between the months of September to March, due to environmental restrictions.  During the quarter, only two beach projects were bid and awarded with a value of approximately $13 million, both of which were won by competitors.

Maintenance backlog at March 31, 2004 was $32.6 million, which includes award of the Oakland Harbor project mentioned previously, as well as remaining work on a few smaller projects.

The demolition services backlog at March 31, 2004 was $14.7 million, compared to $10.6 million at December 31, 2003 and $15.8 million at March 31, 2003.  The March backlog reflects the addition of two new demolition projects valued $4.4 million to be performed in Florida for one of NASDI’s existing customers. While the New England demolition market has continued to be competitive due to the slow down in the economy, the demolition bidding activity has increased in recent months and NASDI’s management anticipates that a few larger projects will be awarded within the next six months, which will have the potential to improve margins in this segment.

Market Outlook

The slow down in the domestic dredging bid market that began in 2003 and has continued into the first quarter 2004 has led to increasing uncertainty with respect to funding of all projects in the Corps’ program. In February of 2004, the President presented his Civil Works Budget for 2005, announcing lower budget levels, explaining that his budget reflects that of a “country at war”.  Of concern to the dredging industry is his position on federal funding of beach nourishment programs, whereby the administration proposed to no longer honor any cost-sharing agreements for shoreline protection and to no longer provide funding for investigations, studies or the preparation of plans and specifications for such projects.  If the federal input were eliminated, it would be necessary for the local communities and State agencies to fund and administer these projects in the future.  The Federal funding of shoreline protection has often been the target of new administrations seeking to control spending, but the resulting congressional lobbies generally have been successful in amending the budget and restoring federal funding.  However, given the state of the deficit and the diversion of funds to support the nation’s efforts in Iraq, this position causes concern among the industry for the future of the beach program.  Although funds have been appropriated for fiscal year 2004, the Company continues to receive indications that projects are on hold pending a decision on funding.  If the federal funding is not made available, in management’s view, the local agencies are not prepared either financially or administratively to execute their contracts in an expeditious manner.  The effects on the industry of this uncertain funding environment are becoming more evident going into the second quarter, as much of the industry’s hopper dredging fleet becomes idle with no backlog and no indication of when the environment might change.

Further, there currently appears to be a shortage of funding within the Corps’ districts to cover even their existing obligations on ongoing projects, and their planned projects for authorized capital works, routine maintenance dredging or emergency contracts, based on information provided by various Corps’ districts.  The Company’s ongoing Deep Port projects in Wilmington and Los Angeles have been directly impacted, as the Company was advised to postpone its scheduled dredging works due to the shortage of funds for 2004.

However, despite the uncertainty surrounding the current bid market and funding environment, authorizations for future work continue to move forward.  The WRDA legislation, which forms the basis for authorizing the Corps’ civil works projects, including the Deep Port projects, is generally enacted every other year.  The most recent WRDA bill was passed by Congress in 2000 and the recent Deep Port work that has come out for bid and those projects expected for 2004 bidding have already been authorized by this or prior WRDA legislation. While no WRDA bill was passed in 2002 or 2003, a 2004 WRDA has been introduced and is expected to be passed, as this type of legislation is typically passed in election years when particular projects gain support of their sponsors.  Additionally, the 2004 WRDA bill includes a change to the federal cost sharing percentages.  Currently, the cost-sharing formula for the Deep Port work provides for the federal share of funds to decrease as the ports go deeper, with the state and local share increasing.  The 2004 WRDA legislation revises this cost-sharing formula to increase the current federal share as the ports are brought to greater depths, which should provide some incentive for certain state legislatures to push for its adoption.  The Company continues to monitor the progress of the 2004 WRDA legislation, as it is important for future years’ bid markets.

In summary, while the industry is currently impacted by increased uncertainty with respect to project funding and timing, the work continues to be required.  At some point in the future, all the work deferred currently will need to be performed.  The Deep Port projects underway are not fully functional until all parts of the channels are taken to their final depths, and the projects have been proven to be necessary to accommodate the deeper draft vessels in use throughout the world.  Similarly, the maintenance dredging, if not performed currently, will accumulate and grow in volume as channels continue to fill with sedimentation, and beach nourishment work will reach a point of urgency as waterfront assets and recreational communities become jeopardized.  Therefore, Company management believes that the current environment represents only a deferral of work, and not any permanent reduction in the industry.  In fact, management believes the current deferral is likely to result in strong industry performance in the future, as pricing should improve once the volume of work picks up.  However, it is already apparent that the second quarter of 2004 will be impacted by the reduced bid market and slow down in funding.  Although the Company has a solid backlog level going into the second quarter and has recently won a couple of major projects to be added to backlog, given the timing of the bidding and awards, and requested deferral of certain projects such as the Wilmington and Los Angeles deepening projects, much of the Company’s backlog cannot be performed until future quarters.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its new senior credit facility.  The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash generated by operating activities for the three months ended March 31, 2004 totaled $9.3 million compared to a use of $1.5 million for the three months ended March 31, 2003. The fluctuation between periods results from the normal timing differences on the recognition and billing of revenues.  In the first quarter of 2004 the Company received income tax refunds of approximately $6.0 million in connection with payment of expenses related to the sale in December of 2003, which also increased the cash generated by operations in the 2004 period.  Additionally, in February of 2003, the Company utilized cash to pay $8.7 million of its subordinated debt interest.  The initial semiannual interest payment under the new subordinated debt issue is payable in June 2004.

The Company’s net cash flows used in investing activities were $5.4 million compared to $4.2 million for three months ended March 31, 2004 and 2003, respectively.  The use of cash relates primarily to equipment acquisitions and capital improvements to existing equipment.  In the 2003 period, the Company also utilized $0.8 million to purchase 50% of a real estate interest related to its Amboy joint venture.

The Company’s net cash used in financing activities for three months ended March 31, 2004 totaled $3.0 million, compared to a source of cash of $4.9 million for the three months ended March 31, 2003.  In the 2004 period, the Company paid down debt, while it borrowed funds in the 2003 period, based on its working capital needs in the respective periods.

In February 2004, the Company entered into an interest rate swap arrangement to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated debt.

Given the current uncertainty surrounding the bidding and funding environment discussed previously, management has begun taken steps to reduce discretionary overhead and maintenance costs and capital spending.  With these reductions, management believes the anticipated cash flows from operations and available credit under its revolving credit facility will be sufficient to fund the Company’s operations and its revised capital expenditures, and meet its current debt service requirements of approximately $20 million for the year.  The Company’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Critical Accounting Policies and Estimates

In preparing its consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America.  The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures.  The Company continually reviews its accounting policies and financial information disclosures.  There have been no material changes in policies or estimates since December 31, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of March 31, 2004 has not significantly changed since December 31, 2003.  The market risk profile of the Company on December 31, 2003 is disclosed in the Company’s 2003 Annual Report on Form 10-K.

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

*  Filed or furnished herein.

(b)          Reports on Form 8-K

1.     A Current Report on Form 8-K filed on January 6, 2004 announcing consummation of the acquisition by Madison Dearborn Partners IV, L.P. on December 22, 2003.

2.     A Current Report on Form 8-K filed on February 2, 2004 regarding a press release announcing earnings information for the quarter ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation

Date:	May 14, 2004	By:	/s/ Deborah A. Wensel
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