Form 10-Q
period 2004-06-30
GREAT LAKES DREDGE & DOCK CORP
filed 2004-08-12
CIK 885538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 10, 2004, there were outstanding 1,000 shares of Common Stock and zero shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2004

PART I – Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	Successor Basis
	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and equivalents	$720	$2,775
Accounts receivable, net	47,212	64,869
Contract revenues in excess of billings	18,112	11,236
Inventories	15,080	13,603
Prepaid expenses and other current assets	20,662	21,178
Total current assets	101,786	113,661
Property and equipment, net	263,132	264,132
Goodwill	103,972	103,917
Other intangible assets, net	4,529	7,441
Inventories	11,266	10,968
Investments in joint ventures	8,382	7,551
Other assets	12,122	15,274
Total assets	$505,189	$522,944

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$31,482	$36,991
Accrued expenses	12,967	15,456
Billings in excess of contract revenues	6,577	8,808
Current maturities of long-term debt	1,950	1,950
Total current liabilities	52,976	63,205
Long-term debt	254,275	256,750
Deferred income taxes	94,515	96,626
Other	8,113	7,632
Total liabilities	409,879	424,213
Minority interest	1,719	1,731
Commitments and contingencies (Note 9)	—	—
Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	97,000	97,000
Accumulated deficit	(3,679)	—
Accumulated other comprehensive income	270	—
Total stockholder’s equity	93,591	97,000
Total liabilities and stockholder’s equity	$505,189	$522,944

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor Basis	Predecessor Basis	Successor Basis	Predecessor Basis
	2004	2003	2004	2003

Contract revenues	$72,104	$104,364	$176,051	$204,057
Costs of contract revenues	66,259	89,256	153,807	170,911
Gross profit	5,845	15,108	22,244	33,146
General and administrative expenses	6,257	6,499	13,380	13,440
Amortization of intangible assets	1,120	—	2,912	—
Operating income (loss)	(1,532)	8,609	5,952	19,706
Interest expense, net	(6,996)	(5,137)	(11,606)	(10,193)
Equity in earnings of joint venture	682	677	831	744
Minority interests	6	91	12	70
Income (loss) before income taxes	(7,840)	4,240	(4,811)	10,327
Income tax benefit (expense)	2,403	(1,747)	1,132	(4,347)
Net income (loss)	$(5,437)	$2,493	$(3,679)	$5,980

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	Successor Basis	Predecessor Basis
	2004	2003
Operating Activities
Net income (loss)	$(3,679)	$5,980
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	13,576	8,135
Earnings of joint ventures	(831)	(744)
Minority interests	(12)	(70)
Deferred income taxes	(2,069)	495
Gain on dispositions of property and equipment	(144)	(110)
Other, net	820	665
Changes in assets and liabilities:
Accounts receivable	17,657	(9,745)
Contract revenues in excess of billings	(6,876)	(1,389)
Inventories	(1,775)	(1,929)
Prepaid expenses and other current assets	408	2,442
Accounts payable and accrued expenses	(7,998)	8,602
Billings in excess of contract revenues	(2,231)	(6,781)
Other noncurrent assets and liabilities	2,931	—
Net cash flows from operating activities	9,777	5,551

Investing Activities
Purchases of property and equipment	(9,892)	(9,337)
Dispositions of property and equipment	144	129
Adjustment to acquisition price of Predecessor common and preferred shares	527	—
Disposition of interest in Riovia investment	—	1,200
Equity investment in land	—	(843)
Net cash flows from investing activities	(9,221)	(8,851)

Financing Activities
Repayments of long-term debt	(3,475)	(6,475)
Borrowings under revolving loans, net of repayments	1,000	10,000
Financing fees	(136)	(403)
Repayment on notes receivable from stockholders	—	19
Net cash flows from financing activities	(2,611)	3,141
Net change in cash and equivalents	(2,055)	(159)
Cash and equivalents at beginning of period	2,775	1,456
Cash and equivalents at end of period	$720	$1,297

Supplemental Cash Flow Information
Cash paid for interest	$8,557	$9,528
Cash paid for taxes	$—	$6,010

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

2.              Comprehensive income (loss)

Total comprehensive income (loss) comprises net income (loss) and net unrealized gains and losses on cash flow hedges.  Total comprehensive income (loss) for the three months ended June 30, 2004 and 2003 was $(5,155) and $2,534, respectively.  Total comprehensive income (loss) for the six months ended June 30, 2004 and 2003 was $(3,410) and $6,053, respectively.

3.              Risk management activities

The Company uses derivative instruments to manage commodity price and foreign currency exchange risks.  Such instruments are not used for trading purposes.   As of June 30, 2004, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through September 2005.  As of June 30, 2004, there were 9.0 million gallons remaining on these contracts.  Under these agreements, the Company will pay fixed prices ranging from $0.75 to $0.92 per gallon.  At June 30, 2004 and December 31, 2003, the fair value on these contracts was estimated to be $950 and $509, respectively, based on quoted market prices, and is recorded in other current assets. Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial.  The remaining gains included in accumulated other comprehensive income at June 30, 2004 will be reclassified into earnings over the next fifteen months, corresponding to the period during which the hedged fuel is expected to be utilized.

In February 2004, the Company entered into an interest rate swap arrangement to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated debt.  The fair value of the swap at June 30, 2004 was $(1,757) and is recorded in accrued expenses.  The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates.  The fair value of the Company’s $175,000 of 7¾% senior subordinated notes was $148,750 and $180,250 at June 30, 2004 and December 31, 2003, respectively, based on quoted market prices.

4.     Sale transaction

On December 22, 2003, the Company was acquired by Madison Dearborn Capital Partners IV, L.P. (MDP), an affiliate of Chicago-based private equity investment firm Madison Dearborn Partners, LLC.  The initial purchase price totaled $362,111, including fees and expenses, and was financed by new equity contributions of $97,000; term loan and revolver borrowings under a new senior credit facility of approximately $60,300 and $2,000, respectively; the issuance of $175,000 of 7.75% Senior Subordinated Notes due 2013; the rollover of term loan borrowings under a new equipment financing facility of $23,400; the rollover of approximately $1,558 million of capital leases; and cash on hand of $2,853.  The purchase price was subject to certain working capital and debt adjustments to be finalized approximately three months subsequent to the transaction, as defined per the merger agreement.  The adjustments were finalized in April of 2004, resulting in a decrease to the initial purchase price of $527.

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

At June 30, 2004, the net book value of intangible assets identified with respect to the transaction is as follows:

	Estimated Life	Cost	Accumulated Amortization	Net
Customer contract backlog	13-15 mos.	$4,237	$2,700	$1,537
Demolition customer relationships	7-10 years	1,995	142	1,853
Software and databases	7 years	1,209	70	1,139
		$7,441	$2,912	$4,529

The following pro forma results for the three and six months ended June 30, 2003 have been prepared as if the acquisition took place at the beginning of the period and include certain adjustments such as additional depreciation and amortization charges resulting from the allocation of purchase price to property and equipment and intangible assets, and reductions to interest expense resulting from the terms of the new debt structure.  The pro forma operating results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had this acquisition been consummated at the beginning of the period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	Actual 2004	Pro forma 2003	Actual 2004	Pro forma 2003
Contract revenues	$72,104	$104,364	$176,051	$204,057
Operating income (loss)	(1,532)	6,045	5,952	14,258
Income (loss) before income taxes	(7,840)	2,054	(4,811)	5,628
Net income (loss)	(5,437)	1,186	(3,679)	3,170

5.              Accounts receivable

Accounts receivable at June 30, 2004 and December 31, 2003 are as follows:

	Successor Basis
	June 30, 2004	December 31, 2003
Completed contracts	$19,819	$15,962
Contracts in progress	21,770	40,737
Retainage	6,498	8,969
	48,087	65,668
Allowance for doubtful accounts	(875)	(799)

	$47,212	$64,869

6.              Contracts in progress

The components of contracts in progress at June 30, 2004 and December 31, 2003 are as follows:

	Successor Basis
	June 30, 2004	December 31, 2003
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$213,239	$261,013
Amounts billed	(196,764)	(251,034)
Costs and earnings in excess of billings for contracts in progress	16,475	9,979
Costs and earnings in excess of billings for completed contracts	1,637	1,257

	$18,112	$11,236

Prepaid contract costs (included in prepaid expenses and other current assets)	$1,842	$570

Billings in excess of costs and earnings:
Amounts billed	$(182,218)	$(180,096)
Costs and earnings for contracts in progress	175,641	171,288

	$(6,577)	$(8,808)

7.              Accrued expenses

Accrued expenses at June 30, 2004 and December 31, 2003 are as follows:

	Successor Basis
	June 30, 2004	December 31, 2003
Insurance	$3,274	$4,736
Payroll and employee benefits	2,472	6,658
U.S. income and other taxes	2,429	1,252
Interest rate swap liability	1,757	—
Interest	1,095	339
Equipment leases	885	882
Foreign income taxes	80	210
Other	975	1,379

	$12,967	$15,456

8.              Segment information

The Company and its subsidiaries operate in two reportable segments: dredging and demolition.  The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented.   Segment information for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor Basis	Predecessor Basis	Successor Basis	Predecessor Basis
	2004	2003	2004	2003
Dredging
Contract revenues	$62,271	$94,828	$159,071	$186,197
Operating income (loss)	(2,275)	8,825	4,961	19,123

Demolition
Contract revenues	$9,833	$9,536	$16,980	$17,860
Operating income (loss)	743	(216)	991	583

Total
Contract revenues	$72,104	$104,364	$176,051	$204,057
Operating income (loss)	(1,532)	8,609	5,952	19,706

9.              Commitments and contingencies

At June 30, 2004, the Company is contingently liable, in the normal course of business, for $15,182 in undrawn letters of credit, relating to contract performance guarantees or covering the Company’s insurance payment liabilities.

Amboy Aggregates, a joint venture in which the Company has a 50% equity interest, has a $2,000 revolving credit facility with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners.  The Company has guaranteed 50% of the outstanding borrowings and accrued interest, which totaled $200 at June 30, 2004.

The Company finances certain key vessels used in its operations with operating lease arrangements with unrelated lessors, requiring annual rentals decreasing from $14 to $9 million over the next five years.  These operating leases contain default provisions which are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit.  It is impractical to develop an estimate of the maximum potential exposure under these lease indemnification arrangements, since it is entirely dependent on the unique tax circumstances of each lessor.  The Company has additional rental commitments for office facilities and dozer leases totaling approximately $1 million to $2 million, annually.

Borrowings under the Company’s Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of $77,845 at December 31, 2003. Additionally, the Company obtains its performance and bid bonds through a bonding agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $92,340 at December 31, 2003. The net book value of equipment serving as collateral under these agreements at June 30, 2004 does not materially differ from the values at December 31, 2003.  Both the Credit Agreement and bonding agreement contain certain provisions and covenants; the Company is in compliance with such covenants at June 30, 2004.  The performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects.  Bid bonds are generally obtained for a percentage of bid value and aggregate amounts outstanding typically range between $5 to $10 million.  Performance bonds typically cover 100% of the contract value with no maximum bond amounts.  At June 30, 2004, the Company had outstanding performance bonds valued at approximately $490 million; however the revenue value remaining in backlog related to these projects totaled approximately $235 million at June 30, 2004.

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

A joint venture in which the Company holds an approximately 36% interest was subject to a counterclaim filed by the Red Sea Ports Authority relating to a contract performed in Al Sukhna, Egypt between 1999 and 2001. The joint venture instituted arbitration proceedings against the Red Sea Ports Authority for monetary claims arising out of the contract and sought approximately $40 million in damages.  The Red Sea Ports Authority counterclaimed for $74 million in damages, alleging environmental damage from the project, including damage to coastline, fisheries and coral reefs, and misuse of the designated disposal site.  In July 2003, an arbitration hearing was held in Egypt regarding the joint venture’s claim and the Red Sea Ports Authority’s counterclaim.  A decision was rendered in June of 2004, whereby the joint venture was awarded approximately $8 million for its claims, including approximately $4 million for outstanding invoices which had previously been settled through non-payment risk insurance.  All counterclaims against the joint venture were dismissed.  The Company recognized $1.3 million of revenue in the second quarter of 2004 related to this settlement.

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

Condensed Consolidating Balance Sheet at June 30, 2004

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$712	$8	$—	$—	$720
Accounts receivable, net	47,212	—	—	—	47,212
Receivables from affiliates	3,555	2,922	4,540	(11,017)	—
Contract revenues in excess of billings	18,112	—	—	—	18,112
Inventories	15,080	—	—	—	15,080
Prepaid expenses and other current assets	17,801	—	2,861	—	20,662
Total current assets	102,472	2,930	7,401	(11,017)	101,786
Property and equipment, net	248,366	19	14,747	—	263,132
Goodwill	103,972	—	—	—	103,972
Other intangible assets	4,529	—	—	—	4,529
Investments in subsidiaries	2,944	—	285,369	(288,313)	—
Notes receivable from affiliates	—	—	24,972	(24,972)	—
Inventories	11,266	—	—	—	11,266
Investments in joint ventures	8,382	—	—	—	8,382
Other assets	329	—	11,793	—	12,122
	$482,260	$2,949	$344,282	$(324,302)	$505,189

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$31,482	$—	$—	$—	$31,482
Payables to affiliates	—	—	6,477	(6,477)	—
Accrued expenses	8,174	—	4,793	—	12,967
Billings in excess of contract revenues	6,577	—	—	—	6,577
Current maturities of long-term debt	6,490	—	—	(4,540)	1,950
Total current liabilities	52,723	—	11,270	(11,017)	52,976
Long-term debt	20,475	—	233,800	—	254,275
Notes payable to affiliates	24,972	—	—	(24,972)	—
Deferred income taxes	89,059	5	5,451	—	94,515
Other	7,429	—	684	—	8,113
Total liabilities	194,658	5	251,205	(35,989)	409,879
Minority interests	—	—	—	1,719	1,719
Stockholder’s equity	287,602	2,944	93,077	(290,032)	93,591
	$482,260	$2,949	$344,282	$(324,302)	$505,189

Condensed Consolidating Balance Sheet at December 31, 2003

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$2,766	$9	$—	$—	$2,775
Accounts receivable, net	64,869	—	—	—	64,869
Receivables from affiliates	7,867	2,941	4,540	(15,348)	—
Contract revenues in excess of billings	11,236	—	—	—	11,236
Inventories	13,603	—	—	—	13,603
Prepaid expenses and other current assets	14,558	—	6,620	—	21,178
Total current assets	114,899	2,950	11,160	(15,348)	113,661
Property and equipment, net	241,594	38	22,500	—	264,132
Goodwill	103,917	—	—	—	103,917
Other intangible assets	7,441	—	—	—	7,441
Investments in subsidiaries	2,976	—	281,967	(284,943)	—
Note receivable from affiliate	—	—	27,242	(27,242)	—
Inventories	10,968	—	—	—	10,968
Investments in joint ventures	7,551	—	—	—	7,551
Other assets	3,605	—	11,669	—	15,274
	$492,951	$2,988	$354,538	$(327,533)	$522,944

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$36,911	$—	$80	$—	$36,991
Payables to affiliates	9	—	10,919	(10,928)	—
Accrued expenses	14,587	—	869	—	15,456
Billings in excess of contract revenues	8,808	—	—	—	8,808
Current maturities of long-term debt	6,490	—	—	(4,540)	1,950
Total current liabilities	66,805	—	11,868	(15,468)	63,205
Long-term debt	21,450	—	235,300	—	256,750
Note payable to affiliate	27,242	—	—	(27,242)	—
Deferred income taxes	86,927	12	9,687	—	96,626
Other	6,949	—	683	—	7,632
Total liabilities	209,373	12	257,538	(42,710)	424,213
Minority interests	—	—	—	1,731	1,731
Stockholder’s equity	283,578	2,976	97,000	(286,554)	97,000
	$492,951	$2,988	$354,538	$(327,533)	$522,944

Condensed Consolidating Statement of Operations for the three months ended June 30, 2004

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$72,104	$—	$—	$—	$72,104
Costs of contract revenues	(66,578)	(9)	328	—	(66,259)
Gross profit (loss)	5,526	(9)	328	—	5,845
General and administrative expenses	(6,243)	(15)	1	—	(6,257)
Amortization of intangible assets	(1,120)	—	—	—	(1,120)
Operating income (loss)	(1,837)	(24)	329	—	(1,532)
Interest expense, net	(967)	—	(6,029)	—	(6,996)
Equity in loss of subsidiaries	(16)	—	(3,751)	3,767	—
Equity in earnings of joint venture	682	—	—	—	682
Minority interests	—	—	—	6	6
Income (loss) before income taxes	(2,138)	(24)	(9,451)	3,773	(7,840)
Income tax (expense) benefit	538	8	3,969	(2,112)	2,403
Net income (loss)	$(1,600)	$(16)	$(5,482)	$1,661	$(5,437)

Condensed Consolidating Statement of Operations for the three months ended June 30, 2003

Predecessor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$104,364	$—	$—	$—	$104,364
Costs of contract revenues	(88,974)	(16)	(266)	—	(89,256)
Gross profit (loss)	15,390	(16)	(266)	—	15,108
General and administrative expenses	(6,464)	(13)	(22)	—	(6,499)
Operating income (loss)	8,926	(29)	(288)	—	8,609
Interest expense, net	(654)	—	(4,483)	—	(5,137)
Equity in earnings (loss) of subsidiaries	(28)	—	5,581	(5,553)	—
Equity in earnings of joint ventures	677	—	—	—	677
Minority interests	—	—	—	91	91
Income (loss) before income taxes	8,921	(29)	810	(5,462)	4,240
Income tax (expense) benefit	(3,583)	12	1,824	—	(1,747)
Net income (loss)	$5,338	$(17)	$2,634	$(5,462)	$2,493

Condensed Consolidating Statement of Operations for the six months ended June 30, 2004

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$176,051	$—	$—	$—	$176,051
Costs of contract revenues	(154,311)	(19)	523	—	(153,807)
Gross profit (loss)	21,740	(19)	523	—	22,244
General and administrative expenses	(13,267)	(30)	(83)	—	(13,380)
Amortization of intangible assets	(2,912)	—	—	—	(2,912)
Operating income (loss)	5,561	(49)	440	—	5,952
Interest expense, net	(2,091)	—	(9,515)	—	(11,606)
Equity in earnings (loss) of subsidiaries	(32)	—	2,306	(2,274)	—
Equity in earnings of joint venture	831	—	—	—	831
Minority interests	—	—	—	12	12
Income (loss) before income taxes	4,269	(49)	(6,769)	(2,262)	(4,811)
Income tax (expense) benefit	(2,000)	17	2,843	272	1,132
Net income (loss)	$2,269	$(32)	$(3,926)	$(1,990)	$(3,679)

Condensed Consolidating Statement of Operations for the six months ended June 30, 2003

Predecessor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$204,057	$—	$—	$—	$204,057
Costs of contract revenues	(170,147)	(32)	(622)	(110)	(170,911)
Gross profit (loss)	33,910	(32)	(622)	(110)	33,146
General and administrative expenses	(13,366)	(22)	(52)	—	(13,440)
Operating income (loss)	20,544	(54)	(674)	(110)	19,706
Interest expense, net	(1,337)	—	(8,856)	—	(10,193)
Equity in earnings (loss) of subsidiaries	(51)	—	12,035	(11,984)	—
Equity in earnings of joint ventures	744	—	—	—	744
Minority interests	—	—	—	70	70
Income (loss) before income taxes	19,900	(54)	2,505	(12,024)	10,327
Income tax (expense) benefit	(7,986)	23	3,616	—	(4,347)
Net income (loss)	$11,914	$(31)	$6,121	$(12,024)	$5,980

Condensed Consolidating Cash Flows for the six months ended June 30, 2004

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net cash flows from operating activities	$7,305	$(20)	$2,492	$—	$9,777

Investing Activities
Purchases of property and equipment	(10,077)	—	—	—	(10,077)
Dispositions of property and equipment	329	—	—	—	329
Adjustment to acquisition price of Predecessor common and preferred shares	527	—	—	—	527
Net cash flows from investing activities	(9,221)	—	—	—	(9,221)

Financing Activities
Repayments of long-term debt	(975)	—	(2,500)	—	(3,475)
Borrowings under revolving loans, net of repayments	—	—	1,000	—	1,000
Net change in accounts with affiliates	837	19	(856)	—	—
Financing fees	—	—	(136)	—	(136)
Net cash flows from financing activities	(138)	19	(2,492)	—	(2,611)

Net change in cash and equivalents	(2,054)	(1)	—	—	(2,055)
Cash and equivalents at beginning of period	2,766	9	—	—	2,775
Cash and equivalents at end of period	$712	$8	$—	$—	$720

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2003

Predecessor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net cash flows from operating activities	$12,369	$(10)	$(6,808)	$—	$5,551

Investing Activities
Purchases of property and equipment	(9,337)	—	—	—	(9,337)
Dispositions of property and equipment	129	—	—	—	129
Disposition of interest in Riovia investment	1,200	—	—	—	1,200
Equity investment in land acquistion	(843)	—	—	—	(843)
Net cash flows from investing activities	(8,851)	—	—	—	(8,851)

Financing Activities
Repayments of long-term debt	—	—	(6,475)	—	(6,475)
Borrowings under revolving loans, net of repayments	—	—	10,000	—	10,000
Net change in accounts with affiliates	(3,769)	83	3,686	—	—
Financing fees	—	—	(403)	—	(403)
Repayments on notes receivable from stockholders	19	—	—	—	19
Net cash flows from financing activities	(3,750)	83	6,808	—	3,141

Net change in cash and equivalents	(232)	73	—	—	(159)
Cash and equivalents at beginning of period	1,451	5	—	—	1,456
Cash and equivalents at end of period	$1,219	$78	$—	$—	$1,297

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

General

The Company is the largest provider of dredging services in the United States.  Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.  The U.S. dredging market consists of three primary types of work:  Capital, Maintenance and Beach Nourishment, in which the Company experienced an average combined U.S. bid market share of 42% over the last three years (2001 to 2003).  The Company’s bid market is defined as the population of projects on which it bid or could have bid if not for capacity constraints (“bid market”).  In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which averaged 13% of its contract revenues over the last three years.

The Company was acquired by Madison Dearborn Capital Partners IV, L.P. (“MDP”) in December 2003.  In accordance with U.S. generally accepted accounting principles, a new basis of accounting resulted from the acquisition.  Therefore, within this report, the three and six month periods ended June 30, 2004 have been identified as the Successor Basis and the three and six month periods ended June 30, 2003 as the Predecessor Basis.  The significant differences between periods as a result of the new basis of accounting are discussed in the following Results of Operations section.

The Company also owns 85% of the capital stock of North American Site Developers, Inc. (“NASDI”), a demolition service provider located in the Boston, Massachusetts area.  NASDI’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials.  One NASDI management stockholder retains a 15% non-voting interest in NASDI, which is reflected as a minority interest within the financial statements.

The Company’s equity in earnings of joint ventures relates to the Company’s 50% ownership interest in Amboy Aggregates (“Amboy”) which is accounted for using the equity method.

Results of Operations

The following table sets forth the components of net income (loss) and EBITDA as a percentage of contract revenues for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor Basis	Predecessor Basis	Successor Basis	Predecessor Basis
	2004	2003	2004	2003

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(91.9)	(85.5)	(87.4)	(83.8)
Gross profit	8.1	14.5	12.6	16.2
General and administrative expenses	(8.6)	(6.2)	(7.6)	(6.6)
Amortization of intangible assets	(1.6)	—	(1.6)	—
Operating income (loss)	(2.1)	8.3	3.4	9.6
Interest expense, net	(9.6)	(4.9)	(6.6)	(5.0)
Equity in earnings of joint ventures	0.9	0.6	0.5	0.4
Minority interest	—	—	—	—
Income (loss) before income taxes	(10.8)	4.0	(2.7)	5.0
Income tax benefit (expense)	3.3	(1.6)	0.6	(2.1)
Net income (loss)	(7.5)%	2.4%	(2.1)%	2.9%

EBITDA	7.8%	12.9%	11.6%	14.0%

 “EBITDA,” as provided herein, represents earnings from continuing operations before net interest expense, income taxes, depreciation and amortization expense.  EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity.   The Company presents EBITDA as additional information because it is among the bases upon which the Company assesses its financial performance, and certain covenants in its borrowing arrangements are tied to similar measures. The Company believes EBITDA is a useful measure for the users of its financial statements because it provides information that can be used to evaluate the effectiveness of the Company’s business from an operational perspective, exclusive of costs to finance its activities, income taxes, depreciation of operating assets and amortization of intangible assets, none of which is directly relevant to the efficiency of its operations.  EBITDA is not calculated identically by all companies; therefore, the Company’s presentation of EBITDA may not be comparable to similarly titled measures of other companies.  The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor Basis	Predecessor Basis	Successor Basis	Predecessor Basis
	2004	2003	2004	2003

Net income (loss)	$(5,437)	$2,493	$(3,679)	$5,980
Adjusted for:
Interest expense, net	6,996	5,137	11,606	10,193
Income tax expense (benefit)	(2,403)	1,747	(1,132)	4,347
Depreciation and amortization	6,451	4,068	13,576	8,135
EBITDA	$5,607	$13,445	$20,371	$28,655

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three and six months ended and backlog as of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor Basis	Predecessor Basis	Successor Basis	Predecessor Basis
Revenues (in thousands)	2004	2003	2004	2003
Dredging:
Capital - U.S.	$22,753	$56,615	$48,672	$110,428
Capital - foreign	17,395	19,514	45,161	29,551
Beach	12,120	11,283	42,478	31,073
Maintenance	10,003	7,416	22,760	15,145
Demolition	9,833	9,536	16,980	17,860
	$72,104	$104,364	$176,051	$204,057

	June 30,
	Successor Basis
Backlog (in thousands)	2004	2003
Dredging:
Capital - U.S.	$94,953	$177,126
Capital - foreign	19,165	50,677
Beach	3,660	2,883
Maintenance	11,274	13,989
Demolition	12,596	15,492
	$141,648	$260,167

Consolidated revenues for the second quarter of 2004 were $72.1 million, representing a decrease of $32.3 million or 30.9% over second quarter 2003 revenues of $104.4 million.  Revenues for the first half of 2004 were $176.1 million, a decrease of $28.0 million or 13.7% over revenues for the first half of 2003 of $204.1 million.   The decline in 2004 revenues was anticipated due to the slow-down in domestic dredging bid activity that began in the second half of 2003 and has continued through the first half of 2004.  This continuing lower level of bid activity has led to intense competition within the industry for work that has been bid this year, which has significantly compressed margins.  Most of the decline in revenues is due to reduced levels of domestic capital dredging revenues.  Although the Company has continued to maintain a higher percentage of capital dredging work in backlog, performance on certain of these projects is being postponed by the Army Corps of Engineers (“Corps”) due to a lack of current funding.  This combination of the reduced bid market and the postponement of work within the Company’s backlog resulted in decreased utilization of the Company’s fleet.

The Company’s gross profit margin declined to 8.1% and 12.6% for the quarter and six months ended June 30, 2004, respectively, compared to 14.5% and 16.2% for the same periods of 2003.  The margin decline is partly attributable to some reduction in contract margin resulting from the mix of work, including a higher percentage of foreign work, which is typically bid and performed at lower margins.  However, more significantly, the margin decline is a result of the impact of fixed costs relative to the reduced level of utilization, as well as the impact of approximately $1.3 million of additional quarterly depreciation in 2004 resulting from the revaluation of the Company’s operating assets in connection with the sale of the Company in December of 2003.

Capital projects include large port deepenings and other infrastructure projects.  Domestic capital dredging revenue declined $33.9 million and $61.8 million in the second quarter and first half of 2004, respectively, as compared to the same periods of 2003.  As mentioned previously, this is a result of a slow-down in domestic bidding activity, coupled with the postponement of certain capital project work within backlog.  As discussed in previous filings, the capital market includes “Deep Port” projects that have been authorized by the 1986 Water Resource Development Act (“WRDA”) and subsequent bills.  In 1997, the Corps announced Deep Port work, authorized by WRDA, to be completed through 2005, with an aggregate value in excess of $2.0 billion, and supplemental authorizations have increased this amount to approximately $4.0 billion, with work to be completed through 2010.  Currently, over $2.4 billion of these authorized Deep Port projects have yet to be let for bid.  Deep Port work has comprised a substantial portion of recent bid markets, averaging 36% of the bid market over the last three years (2001 to 2003).  The Company’s bid market share of Deep Port projects averaged 45% over the last three years.

During the second quarter of 2004, the Company’s domestic capital revenues included continuing work on Deep Port projects in Kill Van Kull, New York; Houston, Texas; and Manatee Harbor, Florida.  These projects contributed combined revenue to the quarter of $15.6 million.  The new work capital project along the Providence River and harbor in the Rhode Island area added another $5.5 million of revenue to the quarter.  Foreign capital revenues in the second quarter of 2004 totaled $17.4 million, which was generated by a number of projects in the Middle East, including the ongoing port terminal project in Bahrain and a maintenance project performed in Umm Qasr, Iraq, which is the second project the Company has completed in that country.  Additionally, the Company recorded revenue of $1.3 million relating to the second quarter 2004 settlement of certain claims with respect to the Al Sukhna, Egypt joint venture project which was concluded in 2001.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion.  Second quarter 2004 revenues from beach nourishment projects totaled $12.1 million, which primarily relates to a single project performed in Absecon Island/Atlantic Beach, New Jersey.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.  Maintenance revenues totaled $10.0 million in the second quarter of 2004, reflecting a typical level for the Company.  The second quarter maintenance revenues included $2.9 million generated by a project in Tampa Harbor and the Alafia Rivers, as well as $1.1 million in mobilization revenue on the Oakland/Richmond Harbor project. This is a three-year maintenance project, and the Company will perform the current years’ portion of the work in the second half of 2004.

NASDI’s demolition revenues for the second quarter of 2004 totaled $9.8 million, which is consistent with the comparable period of 2003. NASDI’s second quarter revenues were generated by numerous small projects; however, a few larger projects made a significant contribution to the quarter, including $1.1 million for the ongoing take-down of the South Boston power plant and receipts for the sale of steel and metal scrap salvaged from this project; $1.3 million from two demolition projects recently won in Florida; and $2.1 million from the first phase of a $3 million project entailing select interior demolition and asbestos removal within a Boston office building.

Net interest expense for the second quarter and first half of 2004 was $7.0 million and $11.6 million, respectively, compared to $5.1 million and $10.2 million for the same periods of 2003.  As a result of the sale transaction in December 2003, the Company’s debt level increased to approximately $260 million at December 31, 2003, compared to approximately $173 million at the beginning of 2003.  However, despite the increased debt level, the 2004 cash interest expense related to the Company’s senior and subordinated debt has remained relatively consistent with the 2003 expense, due to significantly lower interest rates on the new debt structure.  In February 2004, the Company entered into an interest rate swap arrangement to swap a portion of its fixed-rate debt to floating, to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated debt.  At June 30, 2004, the fair value accounting for the swap resulted in $1.8 million of an additional non-cash charge to interest expense.

The Company generated a net loss of $5.4 million and $3.7 million for the second quarter and first six months of 2004, respectively, compared to net income of $2.5 million and $6.0 million for the same periods of 2003.  The net loss in the 2004 periods reflects the reduced dredging volume and the impact of fixed costs relative to the levels of revenue generated, given the lower than typical utilization levels for the Company. The 2004 periods also include additional depreciation and amortization expense resulting from the revaluation of the Company’s assets and liabilities in connection with sale of the Company in December of 2003, as well as non-cash interest expense resulting from the interest rate swap arrangement, mentioned above.  EBITDA (as defined on page 18) was $5.6 million and $20.4 million for the quarter and six months ended June 30, 2004, compared to $13.4 million and $28.7 million for the same periods of 2003.  EBITDA declined due to the reduction in revenues and earnings as discussed previously.

Backlog

The Company’s contract backlog represents management’s current estimate of the revenues that will be realized under the portion of the contracts remaining to be performed.  Such estimates are subject to fluctuations based upon the amount of material actually dredged, as well as factors affecting the time required to complete the job. In addition, because a substantial portion of the Company’s backlog relates to government contracts, the Company’s backlog can be canceled at any time without penalty.  However, the Company can generally recover the actual committed costs and profit on work performed up to the date of cancellation.  Consequently, backlog is not necessarily indicative of future revenues. The Company’s backlog includes only those projects for which the Company has obtained a signed contract with the customer.

The Company’s backlog continues to be impacted by the slow domestic dredging bid market.  Due to the minimal backlog added during the quarter, dredging backlog declined to $129.1 million at June 30, 2004 as the Company primarily worked off backlog during the second quarter.  This compares to $189.2 million at March 31, 2004 and $244.7 million at June 30, 2003.  The second quarter 2004 domestic dredging bid market, representing work awarded during the period, totaled $113 million and brings the year-to-date market to $221 million.   The 2004 bidding

activity has remained sluggish, coming off a low bid market for 2003 which totaled only $425 million.  This compares to a domestic bid market of over $900 million in 2002, and an average over the five preceding years (1998 to 2002) of approximately $650 million.  Although the Corps’ budgets have remained at similar levels in recent years, management continues to believe that the market is being impacted by the diversion of Corps’ personnel and financial resources to the reconstruction efforts in Iraq, as well as distractions related to reorganization within the Corps and general uncertainty surrounding the upcoming elections and the impact on the Corps’ 2005 fiscal year budget.

The decline in the current bid market has significantly impacted pricing in the short-term, as competition within the industry has increased for the work that is being bid.   In fact, some of the work recently bid has been won by competitors at prices equal to the Company’s cash costs.   The Company, however, is selective in its bidding and its does not want to take on work and put wear and tear on its equipment without some level of recovery.  Thus, for the second quarter, Great Lakes was awarded only $5 million for two small maintenance projects, representing only 4% of the quarters’ awards.   During the quarter, the final phase of the 43 foot Arthur Kill Deep Port project was bid.  This was the only Deep Port project bid during the quarter, and the Company was the successful low bidder at $66 million.  Award of the project is pending approval of Great Lakes’ disposal plans, as is typical for this type of project.  In the meantime, a competitor protested award of this project to the Company; however, the protest has since been dismissed by the Corps and the Company still anticipates receiving award of this project in the third quarter.  Additionally, at the end of July 2004, the Company was awarded the $66 million Brunswick Inner Channel project, which the Company bid in 2002 and recently obtained court resolution in the its favor on its disagreement with the Corps’ estimate.   Dredging is expected to commence on both of these projects in the fourth quarter of 2004.

At June 30, 2004, over 65% of backlog is comprised of domestic capital dredging projects, which are generally higher margin work.  This includes the work remaining on Deep Port capital projects in Kill Van Kull, New York; Los Angeles, California; Houston, Texas; Wilmington, North Carolina; Manatee Harbor, Florida; and Port Jersey Channel, New Jersey.   As mentioned above, the Company was low bidder on a $66 million Deep Port project in Arthur Kill, New York, and the Company received a positive court ruling on the $66 million Brunswick, Georgia Deep Port project. These projects, along with an additional $48 million of low bids pending award and other options pending on projects in backlog, will significantly increase the Company’s domestic backlog, once awarded.

Foreign capital project backlog, which comprises $19.2 million or 14% of the June 30, 2004 backlog, relates primarily to work remaining on the long-term port terminal project in Bahrain and the channel deepening project for a liquid natural gas plant in Egypt.   In July 2004, the Company received a signed letter of intent for award of a $30 million LNG terminal project in Ocean Cay Bahamas.  This project will increase foreign backlog, once the final contract is signed.

Beach backlog at June 30, 2004 declined to $3.7 million, as the Company performed on work in its year-end backlog.  Beach work is often bid in the second half of the year, since the work is generally performed between the months of September to March, due to environmental restrictions.  During the quarter, only three beach nourishment projects were bid and awarded with a value of approximately $19 million, all of which were won by competitors.

Maintenance backlog at June 30, 2004 was $11.3 million, which includes the first year’s portion of the $31 million Oakland Harbor project, as well as remaining work on a few smaller projects.  There were over fifteen maintenance projects bid during the quarter, the majority of which was won by competitors.  The pricing of maintenance work bid recently has been very low, as the industry attempts to employ its assets that are not currently employed on capital or beach projects.

The demolition services backlog at June 30, 2004 was $12.6 million, compared to $14.7 million at March 31, 2004 and $15.5 million at June 30, 2003.  The June backlog includes five projects with over $1 million of revenue remaining, as well as a typical complement of mid-size projects.  The New England demolition market continues to be competitive; however, the demolition bidding activity has increased in recent months.  NASDI’s management anticipates that a few larger projects will be awarded within the next six months, which should enable NASDI to maintain its operations at a level consistent with the first half of 2004.

Market Outlook

The slow down in the domestic dredging bid market that began in 2003 and has continued through the second quarter of 2004 has led to increasing uncertainty with respect to funding of all projects in the Corps’ program.  Additionally, there is ongoing debate on the Corps’ budget for fiscal year 2005. In February of 2004, the President presented his Civil Works Budget for 2005, announcing lower budget levels. Then, as typically happens when it reached the House appropriations committee, the committee added an additional $700 million to the appropriation request, but the bill’s increased funding may face opposition as it moves through the full House and Senate for final approval.  Even if the appropriation level is agreed to, it is unclear whether a budget will even be passed in the current year due to the impending elections, in which case the Corps will be forced to operate under a continuing resolution, as was the case going into 2003.

The current legislation also targets changes to beach nourishment funding, proposing that the administration no longer honor any cost-sharing agreements for shoreline protection and no longer provide funding for investigations, studies or the preparation of plans and specifications for such projects.  Thus, the local communities and State agencies would be required to fund and administer these projects in the future.  The federal funding of shoreline protection has often been the target of administrations seeking to control spending, but the resulting congressional lobbies generally have been successful in amending the budget and restoring federal funding.  However, given the state of the deficit and the diversion of funds to support the nation’s efforts in Iraq, many continue to be concerned for the future of the beach program.  Although funds have been appropriated for the fiscal year 2004 program, the Company continues to receive indications that projects are on hold pending a decision on funding.  If the current legislation is successful and federal funding is not made available, in management’s view, the local agencies are not prepared either financially or administratively to execute their contracts in the near term.  The effects on the industry of this uncertain funding environment continue to be evident entering the third quarter, and it appears that most of the industry’s hopper dredge fleet may remain idle through the third quarter.

Despite the uncertainty surrounding the current bid market and funding environment, authorizations for future work continue to move forward.  The WRDA legislation, which forms the basis for authorizing the Corps’ civil works projects, including the Deep Port projects, is generally enacted every other year.  The most recent WRDA bill was passed by Congress in 2000 and the recent Deep Port work that has come out for bid and those projects expected for 2004 and 2005 bidding have already been authorized by this or prior WRDA legislation. While no bill was passed in 2002 or 2003, a 2004 WRDA has been introduced. The 2004 WRDA bill includes a change to increase the federal cost sharing percentages as ports are brought to greater depths, which should provide some incentive for certain state legislatures to push for its adoption. However, the bill in its current form as approved by the Senate Environment and Public Works Committee, includes a proposal to create additional environmental regulations for beach nourishment projects.  This provision was apparently added to the bill even though the Committee held no hearings on the environmental effects of beach nourishment projects. Thus, the American Shore and Beach Preservation Association has objected to the legislation and has requested that such provision be removed from the bill.  Given the controversial nature of this new language, it is expected that the bill will be tabled in hopes the political environment will be more friendly next year for passage of a WRDA bill.

As discussed in the Company’s 2003 Form 10-K, in an effort to provide a more level playing field for all competitors, the industry has been pursuing a legislative solution to close the grandfather clause loophole which has allowed Bean/Stuyvesant to expand its domestic dredging operations, despite its control by Boskalis, a Dutch company and one of the largest dredging contractors in the world.   In the third quarter of 2003, one of the industry’s domestic dredging companies protested a bid which it lost to Bean/Stuyvesant on the grounds that the bid couldn’t be awarded to Bean/Stuyvesant, since they are operating illegally in the U.S., on the basis that they are less than 75% owned by U.S. citizens.  The case was heard in the court of claims where it was decided that Bean/Stuyvesant was not operating under the intent of the law.  As expected, Bean/Stuyvesant appealed this decision.  The appeal was heard in the second quarter of 2004 and the ruling was overturned.   The domestic competitor has requested a rehearing, but it is unclear as to whether the courts will respond.  Therefore, the industry will continue to pursue a legislative solution to this matter.

In summary, the Company is currently operating in an industry market unlike any experienced in recent years.  While there are a number of factors contributing to uncertainty regarding project funding and timing, the work continues to be required.  At some point in the future, all the work deferred currently will need to be performed.  The Deep Port projects underway are not fully functional until all parts of the channels are taken to their final depths, and other authorized projects have been proven to be necessary to accommodate the deeper draft vessels in use throughout the world.  Similarly, the maintenance dredging, if not performed currently, will accumulate and grow in volume as channels continue to fill with sedimentation, eventually to the point were ships can no longer safely navigate into the ports, and beach nourishment work will reach a point of urgency as waterfront assets and recreational communities become jeopardized.  Therefore, Company management believes that the current environment represents only a deferral of work, and not any permanent reduction in the industry.  In fact, at a recent Corps industry meeting, the Corps expressed concern as to whether private industry has sufficient capacity to take on all the work that is in the pipeline.   However, it still remains unclear as to how long this deferral will continue.

Given the continued uncertainty in the industry, it is apparent that the third quarter of 2004 will also be impacted by the reduced bid market and slow down in funding, with the Company’s utilization levels expected to be similar to levels experienced in the second quarter.  Although the Company has a solid backlog level going into the third quarter and has recently won a couple of major projects to be added to backlog, given the timing of the bidding and awards, and requested deferral of certain projects such as the Wilmington and Los Angeles deepening projects, much of the Company’s backlog cannot be performed until the fourth quarter of 2004 and future quarters.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its new senior credit facility.  The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash generated by operating activities for the six months ended June 30, 2004 and 2003 totaled $9.8 million and $5.6 million, respectively.  The fluctuation between periods results from the normal timing differences on the recognition and billing of revenues relative to the current level of activity, as well as the receipt of income tax refunds in connection with the payment of expenses related to the sale in December of 2003, which also increased the cash generated by operations in the 2004 period.

The Company’s net cash flows used in investing activities were $9.2 million compared to $8.9 million for first half of 2004 and 2003, respectively.  The use of cash relates primarily to equipment acquisitions and capital improvements to existing equipment.  With respect to the 2004 equipment acquisitions, approximately $1.9 million was funded by proceeds received in 2003 from the sale of two tugboats as part of like-kind exchange transaction, and the Company intends to offset approximately $3.1 million of its year-to-date spending on construction of two new barges with the proceeds from a sale-leaseback transaction to take place in the fourth quarter.  In May of 2004, the Company received cash of approximately $0.5 million from its former shareholders, representing the final adjustment to the purchase price with respect to the acquisition of the Company by MDP in December 2003.  In the 2003 period, the Company also utilized $0.8 million to purchase 50% of a real estate interest related to its Amboy joint venture and received proceeds of $1.2 million related to the sale of its interest in the Riovia S.A. joint venture.

The Company’s net cash used in financing activities for six months ended June 30, 2004 totaled $2.6 million, compared to a source of cash of $3.1 million for the six months ended June 30, 2003.  In the 2004 period, the Company paid down debt, while it borrowed funds in the 2003 period, based on its working capital needs in the respective periods.

In February 2004, the Company entered into an interest rate swap arrangement to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated debt.  At June 30, 2004, the fair value accounting for the swap resulted in $1.8 million of an additional non-cash charge to interest expense.  While this represents the current fair value of the swap arrangement based on the anticipated future rates, the Company did receive a payment of approximately $0.3 million in the second quarter on this swap arrangement, such that cash flow has been positively impacted to date.

Given the current uncertainty surrounding the bidding and funding environment discussed previously, the Company has begun taking steps to reduce discretionary overhead and maintenance costs and capital spending.  With these reductions, the Company believes the anticipated cash flows from operations and available credit under its revolving credit facility will be sufficient to fund the Company’s operations and its revised capital expenditures, and meet its current debt service requirements of approximately $20 million for the year.  The Company is currently in compliance with all financial covenants contained in its Credit Agreement and Equipment Term Loan (collectively, “senior credit agreements”) at June 30, 2004 and expects to be in the compliance at the end of the third quarter as well.  However, if the difficult market conditions continue through the remainder of 2004, the Company may not remain in compliance with all of the financial covenants contained in its senior credit agreements beginning with the financial covenants for the fourth quarter of 2004.  Therefore, the Company has commenced discussions with its senior lenders to seek an amendment or waiver to avoid violating these financial covenants for the fourth quarter through 2005.  Based on these initial discussions, the Company anticipates that its senior lenders will provide such an amendment or waiver, if necessary.  However, if there is a violation of any of the financial covenants and the Company is not successful in obtaining an amendment or waiver, a default would occur under the Company’s senior credit agreements, which could result in a material adverse impact on the Company’s financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of June 30, 2004 has not significantly changed since December 31, 2003.  The market risk profile of the Company on December 31, 2003 is disclosed in the Company’s 2003 Annual Report on Form 10-K.

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

*  Filed or furnished herein.

(b)                               Reports on Form 8-K

1.               A Current Report on Form 8-K filed on April 21, 2004 regarding a press release announcing earnings information for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation

Date: August 12, 2004	By:	/s/ Deborah A. Wensel
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