Form 10-Q
period 2004-09-30
GREAT LAKES DREDGE & DOCK CORP
filed 2004-11-15
CIK 885538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 12, 2004, there were outstanding 1,000 shares of Common Stock and zero shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2004

PART I – Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	Successor Basis
	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and equivalents	$7,198	$2,775
Accounts receivable, net	46,458	64,869
Contract revenues in excess of billings	12,500	11,236
Inventories	15,185	13,603
Prepaid expenses and other current assets	22,362	21,178
Total current assets	103,703	113,661
Property and equipment, net	264,978	264,132
Goodwill	103,514	103,917
Other intangible assets, net	3,799	7,441
Inventories	11,278	10,968
Investments in joint ventures	7,559	7,551
Other assets	11,742	15,274
Total assets	$506,573	$522,944

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$36,470	$36,991
Accrued expenses	16,376	15,456
Billings in excess of contract revenues	7,571	8,808
Current maturities of long-term debt	1,950	1,950
Total current liabilities	62,367	63,205
Long-term debt	252,788	256,750
Deferred income taxes	92,537	96,626
Other	7,601	7,632
Total liabilities	415,293	424,213
Minority interest	1,627	1,731
Commitments and contingencies (Note 9)	—	—
Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	97,000	97,000
Accumulated deficit	(8,311)	—
Accumulated other comprehensive income	964	—
Total stockholder’s equity	89,653	97,000
Total liabilities and stockholder’s equity	$506,573	$522,944

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor Basis	Predecessor Basis	Successor Basis	Predecessor Basis
	2004	2003	2004	2003

Contract revenues	$66,473	$98,104	$242,524	$302,161
Costs of contract revenues	62,144	80,001	215,951	250,912
Gross profit	4,329	18,103	26,573	51,249
General and administrative expenses	5,719	6,768	18,234	20,208
Subpoena-related expenses	698	—	1,563	—
Demolition litigation expense	1,275	—	1,275	—
Amortization of intangible assets	730	—	3,642	—
Operating income (loss)	(4,093)	11,335	1,859	31,041
Interest expense, net	(3,428)	(5,181)	(15,034)	(15,374)
Equity in earnings of joint venture	727	319	1,558	1,063
Minority interests	92	(72)	104	(2)
Income (loss) before income taxes	(6,702)	6,401	(11,513)	16,728
Income tax benefit (expense)	2,070	(2,836)	3,202	(7,183)
Net income (loss)	$(4,632)	$3,565	$(8,311)	$9,545

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	Successor Basis	Predecessor Basis
	2004	2003
Operating Activities
Net income (loss)	$(8,311)	$9,545
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	19,637	12,202
Earnings of joint ventures	(1,558)	(1,063)
Minority interests	(104)	2
Deferred income taxes	(4,333)	1,567
Gain on dispositions of property and equipment	(357)	(805)
Other, net	1,255	1,824
Changes in assets and liabilities:
Accounts receivable	18,411	(7,307)
Contract revenues in excess of billings	(1,264)	(1,639)
Inventories	(1,892)	(1,913)
Prepaid expenses and other current assets	(1,550)	3,158
Accounts payable and accrued expenses	399	2,707
Billings in excess of contract revenues	(1,237)	(6,103)
Other noncurrent assets and liabilities	(26)	—
Net cash flows from operating activities	19,070	12,175

Investing Activities
Purchases of property and equipment	(15,691)	(14,179)
Dispositions of property and equipment	675	838
Reclass of cash held in escrow to fund construction of a barge under a like-kind exchange transaction	2,451	—
Adjustment to acquisition price of Predecessor common and preferred shares	527	—
Distribution from Amboy joint venture	1,550	—
Disposition of interest in Riovia investment	—	1,200
Purchase portion of minority interests’ share in North American Site Developers, Inc.	—	(75)
Equity investment in land	—	(1,047)
Net cash flows from investing activities	(10,488)	(13,263)

Financing Activities
Repayments of long-term debt	(3,962)	(9,238)
Borrowings under revolving loans, net of repayments	—	10,000
Financing fees	(197)	(403)
Repayment on notes receivable from stockholders	—	19
Net cash flows from financing activities	(4,159)	378
Net change in cash and equivalents	4,423	(710)
Cash and equivalents at beginning of period	2,775	1,456
Cash and equivalents at end of period	$7,198	$746

Supplemental Cash Flow Information
Cash paid for interest	$9,666	$18,777
Cash paid for taxes	$—	$6,294

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

2.              Comprehensive income (loss)

Total comprehensive income (loss) comprises net income (loss) and net unrealized gains and losses on cash flow hedges.  Total comprehensive income (loss) for the three months ended September 30, 2004 and 2003 was $(3,937) and $3,436, respectively. Total comprehensive income (loss) for the nine months ended September 30, 2004 and 2003 was $(7,347) and $9,489, respectively.

3.              Risk management activities

The Company uses derivative instruments to manage commodity price, interest rate, and foreign currency exchange risks.  Such instruments are not used for trading purposes.  As of September 30, 2004, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through September 2005.  As of September 30, 2004, there were 5.8 million gallons remaining on these contracts.  Under these agreements, the Company will pay fixed prices ranging from $0.75 to $1.10 per gallon.  At September 30, 2004 and December 31, 2003, the fair value on these contracts was estimated to be $2,091 and $509, respectively, based on quoted market prices, and is recorded in other current assets. Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial.  The remaining gains included in accumulated other comprehensive income at September 30, 2004 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized.

In February 2004, the Company entered into an interest rate swap arrangement to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated debt.  The fair value of the swap at September 30, 2004 was $(235) and is recorded in accrued expenses.  The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates.  The fair value of the Company’s $175,000 of 7¾% senior subordinated notes was $151,375 and $180,250 at September 30, 2004 and December 31, 2003, respectively, based on quoted market prices.

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

At September 30, 2004, the net book value of intangible assets identified with respect to the transaction is as follows:

	Estimated Life	Cost	Accumulated Amortization	Net
Customer contract backlog	13-15 mos.	$4,237	$3,324	$913
Demolition customer relationships	7-10 years	1,995	213	1,782
Software and databases	7 years	1,209	105	1,104
		$7,441	$3,642	$3,799

The following pro forma results for the three and nine months ended September 30, 2003 have been prepared as if the acquisition took place at the beginning of the period and include certain adjustments such as additional depreciation and amortization charges resulting from the allocation of purchase price to property and equipment and intangible assets, and reductions to interest expense resulting from the terms of the new debt structure.  The pro forma operating results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had this acquisition been consummated at the beginning of the period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	Actual 2004	Pro forma 2003	Actual 2004	Pro forma 2003
Contract revenues	$66,473	$98,104	$242,524	$302,161
Operating income (loss)	(4,093)	9,337	1,859	23,595
Income (loss) before income taxes	(6,702)	4,805	(11,513)	10,434
Net income (loss)	(4,632)	2,611	(8,311)	5,781

5.              Accounts receivable

Accounts receivable at September 30, 2004 and December 31, 2003 are as follows:

	Successor Basis
	September 30, 2004	December 31, 2003
Completed contracts	$16,296	$15,962
Contracts in progress	22,572	40,737
Retainage	8,494	8,969
	47,362	65,668
Allowance for doubtful accounts	(904)	(799)

	$46,458	$64,869

6.              Contracts in progress

The components of contracts in progress at September 30, 2004 and December 31, 2003 are as follows:

	Successor Basis
	September 30, 2004	December 31, 2003
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$254,336	$261,013
Amounts billed	(242,139)	(251,034)
Costs and earnings in excess of billings for contracts in progress	12,197	9,979
Costs and earnings in excess of billings for completed contracts	303	1,257

	$12,500	$11,236

Prepaid contract costs (included in prepaid expenses and other current assets)	$923	$570

Billings in excess of costs and earnings:
Amounts billed	$(173,672)	$(180,096)
Costs and earnings for contracts in progress	166,101	171,288

	$(7,571)	$(8,808)

7.              Accrued expenses

Accrued expenses at September 30, 2004 and December 31, 2003 are as follows:

	Successor Basis
	September 30, 2004	December 31, 2003
Interest	$4,217	$339
Insurance	3,631	4,736
Payroll and employee benefits	2,539	6,658
U.S. income and other taxes	2,460	1,252
Litigation settlement (demolition)	1,275	—
Equipment leases	839	882
Interest rate swap liability	235	—
Other	1,180	1,589

	$16,376	$15,456

8.              Segment information

The Company and its subsidiaries operate in two reportable segments: dredging and demolition.  The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented.  Segment information for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor Basis	Predecessor Basis	Successor Basis	Predecessor Basis
	2004	2003	2004	2003
Dredging
Contract revenues	$57,586	$88,028	$216,657	$274,225
Operating income (loss)	(3,479)	9,879	1,482	29,002

Demolition
Contract revenues	$8,887	$10,076	$25,867	$27,936
Operating income (loss)	(614)	1,456	377	2,039

Total
Contract revenues	$66,473	$98,104	$242,524	$302,161
Operating income (loss)	(4,093)	11,335	1,859	31,041

9.              Commitments and contingencies

At September 30, 2004, the Company is contingently liable, in the normal course of business, for $13,912 in undrawn letters of credit, relating to contract performance guarantees or covering the Company’s insurance payment liabilities.

Amboy Aggregates (Amboy), a joint venture in which the Company has a 50% equity interest, has a $2,000 revolving credit facility with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners.  The Company has guaranteed 50% of the outstanding borrowings and accrued interest.  Amboy had no outstanding borrowings at September 30, 2004.

The Company finances certain key vessels used in its operations with operating lease arrangements with unrelated lessors, requiring annual rentals decreasing from $14 to $9 million over the next five years.  These operating leases contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit.  It is impractical to develop an estimate of the maximum potential exposure under these lease indemnification arrangements, since it is entirely dependent on the unique tax circumstances of each lessor.  The Company has additional rental commitments for office facilities and dozer leases totaling approximately $1 million to $2 million, annually.

Borrowings under the Company’s Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of approximately $86,000 at

September 30, 2004.  Additionally, the Company obtains its performance and bid bonds through a bonding agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $87,000 at September 30, 2004.  The Company also has an equipment term loan, which is secured by a first lien mortgage on certain operating equipment with a net book value of approximately $22,000 at September 30, 2004.  These agreements contain certain provisions that require the Company to maintain a minimum net worth and certain other financial ratios, limit payment of dividends and restrict certain other transactions.  Effective September 30, 2004, the Company amended its Credit Agreement and equipment term loan to allow additional flexibility in its leverage and interest coverage ratios, including replacement of the total leverage ratio with a required minimum EBITDA, as defined in the aforementioned agreements, through 2005. In exchange, the Company’s capital spending limits were reduced and the Company’s borrowing availability under its Credit Agreement was reduced to $35 million (with a sub-limit of $25 million for letters of credit and $15 million for revolver borrowings), until such time that the Company achieves certain defined financial measures.  The bonding agreement was also amended to revise the minimum net worth requirements.  The Company was in compliance with all such covenants at September 30, 2004.

The performance and bid bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as some demolition projects.  Bid bonds are generally obtained for a percentage of bid value and aggregate amounts outstanding typically range between $5 to $10 million.  Performance bonds typically cover 100% of the contract value with no maximum bond amounts.  At September 30, 2004, the Company had outstanding performance bonds valued at approximately $571 million; however the revenue value remaining in backlog related to these projects totaled approximately $259 million at September 30, 2004.

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

In 1999, the Boston Housing Authority (BHA), for whom North American Site Developers (NASDI) had worked, asserted that NASDI and its subcontractors were responsible for improperly disposing of some contaminated materials.  At the time the Company acquired NASDI in 2001, it was believed that NASDI had sufficient recourse in the matter and that any potential liability would be minimal.  However, in the meantime, certain of the insurance carriers that would be responsible for this matter have gone bankrupt.  Negotiations between the parties have continued to progress, and in the third quarter of 2004, the case went before a judge in the

Massachusetts court system who advised NASDI and the subcontractors to accept a settlement with the BHA.  While NASDI could continue to pursue the matter, it was determined that settlement may be more cost effective.  Therefore, in the third quarter of 2004, the Company recorded a $1.3 million charge for NASDI’s share of this potential settlement liability.

A joint venture in which the Company holds an approximately 36% interest was subject to a counterclaim filed by the Red Sea Ports Authority relating to a contract performed in Al Sukhna, Egypt between 1999 and 2001. The joint venture instituted arbitration proceedings against the Red Sea Ports Authority for monetary claims arising out of the contract and sought approximately $40 million in damages.  The Red Sea Ports Authority counterclaimed for $74 million in damages, alleging environmental damage from the project, including damage to coastline, fisheries and coral reefs, and misuse of the designated disposal site.  In July 2003, an arbitration hearing was held in Egypt regarding the joint venture’s claim and the Red Sea Ports Authority’s counterclaim.  A decision was rendered in June of 2004, whereby the joint venture was awarded approximately $8 million for its claims, including approximately $4 million for outstanding invoices that had previously been settled through non-payment risk insurance.  All counterclaims against the joint venture were dismissed.  The Company recognized $1.3 million of revenue in the second quarter of 2004 related to this settlement.

10.                 Federal subpoena

As mentioned in the Company’s 2003 Annual Report filed on form 10-K, on February 10, 2004, the Company was served with a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District of South Carolina.  The Company believes the grand jury has been convened to investigate the United States dredging industry.  The Company continues to comply with the Justice department’s requests and management believes that the Company has provided substantially everything that has been requested to this point. In connection with the investigation, the Company has incurred significant legal and document production costs, totaling $698 and $1,563 for the three and nine months ended September 30, 2004, respectively.

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

Condensed Consolidating Balance Sheet at September 30, 2004

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$7,190	$8	$—	$—	$7,198
Accounts receivable, net	46,458	—	—	—	46,458
Receivables from affiliates	3,269	2,928	4,540	(10,737)	—
Contract revenues in excess of billings	12,500	—	—	—	12,500
Inventories	15,185	—	—	—	15,185
Prepaid expenses and other current assets	20,738	—	1,624	—	22,362
Total current assets	105,340	2,936	6,164	(10,737)	103,703
Property and equipment, net	250,551	—	14,427	—	264,978
Goodwill	103,514	—	—	—	103,514
Other intangible assets, net	3,799	—	—	—	3,799
Investments in subsidiaries	2,936	—	284,772	(287,708)	—
Notes receivable from affiliates	—	—	23,837	(23,837)	—
Inventories	11,278	—	—	—	11,278
Investments in joint ventures	7,559	—	—	—	7,559
Other assets	319	—	11,423	—	11,742
	$485,296	$2,936	$340,623	$(322,282)	$506,573

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$36,470	$—	$—	$—	$36,470
Payables to affiliates	—	—	6,199	(6,199)	—
Accrued expenses	9,775	—	6,601	—	16,376
Billings in excess of contract revenues	7,571	—	—	—	7,571
Current maturities of long-term debt	6,490	—	—	(4,540)	1,950
Total current liabilities	60,306	—	12,800	(10,739)	62,367
Long-term debt	19,988	—	232,800	—	252,788
Notes payable to affiliates	23,837	—	—	(23,837)	—
Deferred income taxes	87,210	—	5,327	—	92,537
Other	6,917	—	684	—	7,601
Total liabilities	198,258	—	251,611	(34,576)	415,293
Minority interests	—	—	—	1,627	1,627
Stockholder’s equity	287,038	2,936	89,012	(289,333)	89,653
	$485,296	$2,936	$340,623	$(322,282)	$506,573

Condensed Consolidating Balance Sheet at December 31, 2003

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$2,766	$9	$—	$—	$2,775
Accounts receivable, net	64,869	—	—	—	64,869
Receivables from affiliates	7,867	2,941	4,540	(15,348)	—
Contract revenues in excess of billings	11,236	—	—	—	11,236
Inventories	13,603	—	—	—	13,603
Prepaid expenses and other current assets	14,558	—	6,620	—	21,178
Total current assets	114,899	2,950	11,160	(15,348)	113,661
Property and equipment, net	241,594	38	22,500	—	264,132
Goodwill	103,917	—	—	—	103,917
Other intangible assets, net	7,441	—	—	—	7,441
Investments in subsidiaries	2,976	—	281,967	(284,943)	—
Note receivable from affiliate	—	—	27,242	(27,242)	—
Inventories	10,968	—	—	—	10,968
Investments in joint ventures	7,551	—	—	—	7,551
Other assets	3,605	—	11,669	—	15,274
	$492,951	$2,988	$354,538	$(327,533)	$522,944

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$36,911	$—	$80	$—	$36,991
Payables to affiliates	9	—	10,919	(10,928)	—
Accrued expenses	14,587	—	869	—	15,456
Billings in excess of contract revenues	8,808	—	—	—	8,808
Current maturities of long-term debt	6,490	—	—	(4,540)	1,950
Total current liabilities	66,805	—	11,868	(15,468)	63,205
Long-term debt	21,450	—	235,300	—	256,750
Note payable to affiliate	27,242	—	—	(27,242)	—
Deferred income taxes	86,927	12	9,687	—	96,626
Other	6,949	—	683	—	7,632
Total liabilities	209,373	12	257,538	(42,710)	424,213
Minority interests	—	—	—	1,731	1,731
Stockholder’s equity	283,578	2,976	97,000	(286,554)	97,000
	$492,951	$2,988	$354,538	$(327,533)	$522,944

Condensed Consolidating Statement of Operations for the three months ended September 30, 2004

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$66,473	$—	$—	$—	$66,473
Costs of contract revenues	(62,373)	6	223	—	(62,144)
Gross profit	4,100	6	223	—	4,329
General and administrative expenses	(7,432)	(15)	(245)	—	(7,692)
Amortization of intangible assets	(730)	—	—	—	(730)
Operating loss	(4,062)	(9)	(22)	—	(4,093)
Interest expense, net	(1,011)	—	(2,417)	—	(3,428)
Equity in loss of subsidiaries	(8)	—	(2,819)	2,827	—
Equity in earnings of joint venture	727	—	—	—	727
Minority interests	—	—	—	92	92
Loss before income taxes	(4,354)	(9)	(5,258)	2,919	(6,702)
Income tax benefit	1,421	1	1,196	(548)	2,070
Net loss	$(2,933)	$(8)	$(4,062)	$2,371	$(4,632)

Condensed Consolidating Statement of Operations for the three months ended September 30, 2003

Predecessor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$98,104	$—	$—	$—	$98,104
Costs of contract revenues	(79,719)	(15)	(267)	—	(80,001)
Gross profit (loss)	18,385	(15)	(267)	—	18,103
General and administrative expenses	(6,738)	(16)	(14)	—	(6,768)
Operating income (loss)	11,647	(31)	(281)	—	11,335
Interest expense, net	(613)	—	(4,568)	—	(5,181)
Equity in earnings (loss) of subsidiaries	(27)	—	6,519	(6,492)	—
Equity in earnings of joint ventures	319	—	—	—	319
Minority interests	—	—	—	(72)	(72)
Income (loss) before income taxes	11,326	(31)	1,670	(6,564)	6,401
Income tax (expense) benefit	(4,716)	13	1,867	—	(2,836)
Net income (loss)	$6,610	$(18)	$3,537	$(6,564)	$3,565

 Condensed Consolidating Statement of Operations for the nine months ended September 30, 2004

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$242,524	$—	$—	$—	$242,524
Costs of contract revenues	(216,684)	(13)	746	—	(215,951)
Gross profit (loss)	25,840	(13)	746	—	26,573
General and administrative expenses	(20,699)	(45)	(328)	—	(21,072)
Amortization of intangible assets	(3,642)	—	—	—	(3,642)
Operating income (loss)	1,499	(58)	418	—	1,859
Interest expense, net	(3,102)	—	(11,932)	—	(15,034)
Equity in loss of subsidiaries	(40)	—	(513)	553	—
Equity in earnings of joint venture	1,558	—	—	—	1,558
Minority interests	—	—	—	104	104
Loss before income taxes	(85)	(58)	(12,027)	657	(11,513)
Income tax (expense) benefit	(579)	18	4,039	(276)	3,202
Net loss	$(664)	$(40)	$(7,988)	$381	$(8,311)

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2003

Predecessor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$302,161	$—	$—	$—	$302,161
Costs of contract revenues	(249,866)	(47)	(889)	(110)	(250,912)
Gross profit (loss)	52,295	(47)	(889)	(110)	51,249
General and administrative expenses	(20,104)	(38)	(66)	—	(20,208)
Operating income (loss)	32,191	(85)	(955)	(110)	31,041
Interest expense, net	(1,950)	—	(13,424)	—	(15,374)
Equity in earnings (loss) of subsidiaries	(78)	—	18,554	(18,476)	—
Equity in earnings of joint ventures	1,063	—	—	—	1,063
Minority interests	—	—	—	(2)	(2)
Income (loss) before income taxes	31,226	(85)	4,175	(18,588)	16,728
Income tax (expense) benefit	(12,702)	36	5,483	—	(7,183)
Net income (loss)	$18,524	$(49)	$9,658	$(18,588)	$9,545

Condensed Consolidating Cash Flows for the nine months ended September 30, 2004

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net cash flows from operating activities	$15,097	$(39)	$4,012	$—	$19,070

Investing Activities
Purchases of property and equipment	(15,691)	—	—	—	(15,691)
Dispositions of property and equipment	650	25	—	—	675
Reclass of cash held in escrow to fund construction of a barge under a like-kind exchange transaction	2,451	—	—	—	2,451
Adjustment to acquisition price of Predecessor common and preferred shares.	527	—	—	—	527
Distribution from Amboy joint venture	1,550	—	—	—	1,550
Net cash flows from investing activities	(10,513)	25	—	—	(10,488)

Financing Activities
Repayments of long-term debt	(1,462)	—	(2,500)	—	(3,962)
Net change in accounts with affiliates	1,302	13	(1,315)	—	—
Financing fees	—	—	(197)	—	(197)
Net cash flows from financing activities	(160)	13	(4,012)	—	(4,159)

Net change in cash and equivalents	4,424	(1)	—	—	4,423
Cash and equivalents at beginning of period	2,766	9	—	—	2,775
Cash and equivalents at end of period	$7,190	$8	$—	$—	$7,198

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2003

Predecessor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net cash flows from operating activities	$23,941	$(24)	$(11,742)	$—	$12,175

Investing Activities
Purchases of property and equipment	(14,179)	—	—	—	(14,179)
Dispositions of property and equipment	838	—	—	—	838
Disposition of interest in Riovia investment	1,200	—	—	—	1,200
Purchase portion of minority interests’ share in North American Site Developers, Inc	(75)	—	—	—	(75)
Equity investment in land acquistion	(1,047)	—	—	—	(1,047)
Net cash flows from investing activities	(13,263)	—	—	—	(13,263)

Financing Activities
Repayments of long-term debt	—	—	(9,238)	—	(9,238)
Borrowings of revolving loans, net of repayments	—	—	10,000	—	10,000
Net change in accounts with affiliates	(11,414)	31	11,383	—	—
Financing fees	—	—	(403)	—	(403)
Repayments on note receivable from stockholder	19	—	—	—	19
Net cash flows from financing activities	(11,395)	31	11,742	—	378

Net change in cash and equivalents	(717)	7	—	—	(710)
Cash and equivalents at beginning of period	1,451	5	—	—	1,456
Cash and equivalents at end of period	$734	$12	$—	$—	$746

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

General

The Company is the largest provider of dredging services in the United States.  Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.  The U.S. dredging market consists of three primary types of work:  Capital, Maintenance and Beach Nourishment, in which the Company experienced an average combined U.S. bid market share of 42% over the last three fiscal years (2001 to 2003).  The Company’s bid market is defined as the population of projects on which it bid or could have bid if not for capacity constraints (“bid market”).  In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which averaged 13% of its contract revenues over the last three fiscal years.

The Company was acquired by Madison Dearborn Capital Partners IV, L.P. (“MDP”) in December 2003.  In accordance with U.S. generally accepted accounting principles, a new basis of accounting resulted from the acquisition.  Therefore, within this report, the three and nine month periods ended September 30, 2004 have been identified as the Successor Basis and the three and nine month periods ended September 30, 2003 as the Predecessor Basis.  The significant differences between periods as a result of the new basis of accounting are discussed in the following Results of Operations section.

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

The Company’s equity in earnings of joint ventures relates to the Company’s 50% ownership interest in Amboy Aggregates (“Amboy”), which is accounted for using the equity method.

Results of Operations

The following table sets forth the components of net income (loss) and EBITDA as a percentage of contract revenues for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,

	Successor Basis	Predecessor Basis	Successor Basis	Predecessor Basis
	2004	2003	2004	2003

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(93.5)	(81.5)	(89.0)	(83.0)
Gross profit	6.5	18.5	11.0	17.0
General and administrative expenses	(8.6)	(6.9)	(7.5)	(6.7)
Subpoena-related expenses	(1.0)	—	(0.7)	—
Litigation settlement	(1.9)	—	(0.5)	—
Amortization of intangible assets	(1.1)	—	(1.5)	—
Operating income (loss)	(6.1)	11.6	0.8	10.3
Interest expense, net	(5.2)	(5.3)	(6.2)	(5.1)
Equity in earnings of joint ventures	1.1	0.3	0.6	0.3
Minority interest	0.1	(0.1)	0.1	—
Income (loss) before income taxes	(10.1)	6.5	(4.7)	5.5
Income tax benefit (expense)	3.1	(2.9)	1.3	(2.4)
Net income (loss)	(7.0)%	3.6%	(3.4)%	3.1%

EBITDA	4.2%	16.0%	9.5%	14.7%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor Basis	Predecessor Basis	Successor Basis	Predecessor Basis
	2004	2003	2004	2003

Net income (loss)	$(4,632)	$3,565	$(8,311)	$9,545
Adjusted for:
Interest expense, net	3,428	5,181	15,034	15,374
Income tax expense (benefit)	(2,070)	2,836	(3,202)	7,183
Depreciation and amortization	6,061	4,067	19,637	12,202
EBITDA	$2,787	$15,649	$23,158	$44,304

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three and nine months ended and backlog as of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor Basis	Predecessor Basis	Successor Basis	Predecessor Basis
Revenues (in thousands)	2004	2003	2004	2003
Dredging:
Capital - U.S.	$31,854	$54,717	$80,526	$165,145
Capital - foreign	8,743	21,459	53,904	51,010
Beach	2,729	298	45,207	31,371
Maintenance	14,260	11,554	37,020	26,699
Demolition	8,887	10,076	25,867	27,936
	$66,473	$98,104	$242,524	$302,161

	September 30,
	Successor Basis
Backlog (in thousands)	2004	2003
Dredging:
Capital - U.S.	$206,621	$139,198
Capital - foreign	15,473	32,371
Beach	23,739	30,356
Maintenance	33,198	16,345
Demolition	10,981	11,686
	$290,012	$229,956

Consolidated revenues for the third quarter of 2004 were $66.5 million, representing a decrease of $31.6 million or 32.2% over third quarter 2003 revenues of $98.1 million.  Revenues for the nine months ended September 30, 2004 were $242.5 million, a decrease of $59.7 million or 19.7% over revenues for the same period of 2003 of $302.2 million.  The decline in 2004 revenues is due to the slow-down in domestic dredging bid activity that began in the second half of 2003 and continued through the first half of 2004.  This lower level of bid activity led to intense competition within the industry for work that has been bid this year, which has significantly compressed margins.  Most of the decline in revenues is due to reduced levels of domestic capital dredging revenues.  Capital dredging work continues to comprise the largest percent of the Company’s backlog; however, performance on certain of these projects has been postponed by the Army Corps of Engineers (“Corps”) due to a lack of current funding.  This combination of the reduced bid market and the postponement of work within the Company’s backlog resulted in decreased utilization of the Company’s fleet during the second and third quarters of 2004.

The Company’s gross profit margin declined to 6.5% and 11.0% for the quarter and nine months ended September 30, 2004, respectively, compared to 18.5% and 17.0% for the same periods of 2003.  The margin decline is partly attributable to some reduction in contract margin resulting from the mix of projects performed, some of which were further impacted by operating delays caused by the hurricanes in the Southeast.  However, the margins decline is also a result of the impact of fixed costs relative to the reduced level of utilization, as well as the impact of approximately $1.2 million and $3.6 million of additional depreciation for the quarter and nine months ended September 30, 2004 resulting from the revaluation of the Company’s operating assets in connection with the purchase of the Company in December of 2003.

Capital projects include large port deepenings and other infrastructure projects.  Domestic capital dredging revenue declined $22.9 million and $84.6 million in the third quarter and first nine months of 2004, respectively, as compared to the same periods of 2003.  As mentioned previously, this is a result of a slow-down in domestic bidding activity, coupled with the postponement of certain capital project work within backlog.  As discussed in previous filings, the capital market includes “Deep Port” projects that have been authorized by the 1986 Water Resource Development Act (“WRDA”) and subsequent bills.  In 1997, the Corps announced Deep Port work, authorized by WRDA, to be completed through 2005, with an aggregate value in excess of $2.0 billion, and supplemental authorizations have increased this amount to approximately $4.0 billion, with work to be completed through 2010.  Currently, approximately $2.4 billion of these authorized Deep Port projects have yet to be let for bid.  Deep Port work has comprised a substantial portion of recent bid markets, averaging 36% of the bid market over the last three fiscal years (2001 to 2003).  The Company’s bid market share of Deep Port projects averaged 45% over the last three years.

During the third quarter of 2004, the Company’s domestic capital revenues included continuing work on Deep Port projects in Kill Van Kull, New York; Houston, Texas; Manatee Harbor, Florida; and Los Angeles, California, and mobilization revenue on the new project in Brunswick, Georgia, which was awarded in July 2004. These projects contributed combined revenue to the quarter of $19.3 million.  Two other domestic capital projects, including the dredging project along the Providence River and harbor in the Rhode Island area and a port terminal project in New Jersey, added another $6.5 million of revenue to the quarter.  Foreign capital revenues in the third quarter of 2004 totaled $8.7 million, which was generated primarily by the ongoing port terminal project in Bahrain and a maintenance dredging project in Alexandria, Egypt.  This maintenance project is the second phase of a channel project for a liquid natural gas plant.  The Company completed the initial deepening phase of this project in 2003.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion.  Third quarter 2004 revenues from beach nourishment projects totaled $2.7 million, which primarily related to subcontract work to construct erosion control structures on the $22 million Absecon Island project in New Jersey.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.  Maintenance revenues totaled $14.3 million in the third quarter of 2004,

and included $4.5 million generated by the project in Tampa Harbor and the Alafia River, whose scope had been expanded since the second quarter.  Additionally, the Company commenced dredging on the Oakland/Richmond Harbor maintenance project in California and completed a maintenance project along the entrance to the Columbia River and Coos Bay in Oregon.  These two projects contributed $4.6 million to the quarter’s revenues.

NASDI’s demolition revenues for the third quarter of 2004 totaled $8.9 million, most of which was generated by numerous small projects, including a variety of demolition projects for Boston-area colleges and universities.  The New England construction market appears to strengthening, which has enabled NASDI to take on a variety of small-to-mid size demolition projects to prepare sites or facilities for various renovation or new construction projects.

In the third quarter of 2004, the Company recorded a $1.3 million charge for NASDI’s share of the anticipated cost to settle an ongoing claim against NASDI, as further discussed in Footnote 9 to the Financial Statements and Part II – Item 1. “Legal Proceedings.”

As mentioned in the Company’s 2003 Annual Report filed on form 10-K, on February 10, 2004, the Company was served with a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District of South Carolina.  The Company believes the grand jury has been convened to investigate the United States dredging industry.  The Company continues to comply with the Justice department’s requests and management believes that the Company has provided substantially everything that has been requested to this point.  In connection with the investigation, the Company has incurred significant legal and document-reproduction costs, totaling $0.7 million and $1.6 million for the three and nine months ended September 30, 2004, respectively.

Net interest expense for the quarter and nine months ended September 30, 2004 was $3.4 million and $15.0 million, respectively, compared to $5.2 million and $15.4 million for the same periods of 2003.  The Company’s 2004 cash interest expense related to its senior and subordinated debt has remained relatively consistent with the 2003 expense, due to the lower-interest-rate debt put into place at the time of the Company’s purchase in December 2003.  In February 2004, the Company entered into an interest rate swap arrangement to swap a portion of its fixed-rate debt to floating, to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated debt.  To date, this swap has been positive from a cash flow perspective, but the earnings for each quarter can be impacted by the non-cash adjustment of the swap to fair value based on anticipated future rates.  In the third quarter of 2004, the Company recorded a non-cash benefit to interest expense of $1.5 million, to adjust the swap to its fair value at September 30, 2004.

The Company generated a net loss of $4.6 million and $8.3 million for the quarter and nine months ended September 30, 2004, respectively, compared to net income of $3.6 million and $9.5 million for the same periods of 2003.  The net loss in the 2004 periods reflects the reduced dredging volume and the impact of fixed costs relative to the levels of revenue generated, given the lower than typical utilization levels for the Company.  The 2004 periods also include additional depreciation and amortization expense resulting from the revaluation of the Company’s assets and liabilities in connection with sale of the Company in December of 2003, as well as the impact of the claim settlement charge and subpoena-related costs mentioned previously.  EBITDA (as defined on page 18) was $2.8 million and $23.2 million for the quarter and nine months ended September 30, 2004, compared to $15.6 million and $44.3 million for the same periods of 2003.  EBITDA declined due to the reduction in revenues and earnings as discussed previously.

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

The third quarter 2004 domestic dredging bid market, representing work awarded during the period, totaled $291 million, reflecting a significant improvement over the prior two quarters, which on a combined basis, totaled just over $220 million.  The Company won 65% of the quarters’ awards (including the $66 million Brunswick project which was finally awarded in the third quarter), bringing its year-to-date bid market share to 51%.  The year-to-date domestic dredging bid market now totals approximately $520 million.  As such, if bidding continues at a similar pace through the fourth quarter, the annual market may be on track to reach the average level of $650 million achieved from 1998 to 2002. The improvement in the bid market experienced in the third quarter appears to be an indication that the factors that impacted funding in prior quarters are being minimized.  Management remains hopeful that the bidding activity will continue to improve; however, it is likely that the pricing for work bid in the near-term will remain competitive until the industry’s dredging fleet returns to historical levels of utilization, and participants regain confidence in the market.

As a result of the improved domestic dredging bid market during the quarter, the Company’s dredging backlog increased to $279.0 million at September 30, 2004.  This represents a very solid level for the Company and compares to $129.1 million at June 30, 2004 and $218.3 million at September 30, 2003.  Almost 75% of the September 30, 2004 dredging backlog is represented by domestic capital dredging work, which has traditionally been the most profitable type of work for the Company.  This includes the work remaining on Deep Port capital projects in Los Angeles, California; Houston, Texas; Wilmington, North Carolina; Manatee Harbor, Florida; and Port Jersey Channel, New Jersey.  September 30 backlog also reflects the award of the $66 million Brunswick project, as well as two other Deep Port projects bid and won by the Company in the third quarter.  The first of these was a $26 million project in Oakland, California and the second was a $38 million project in Miami, Florida that was bid by request-for-proposal, or RFP.  The Company will start dredging on the Brunswick and Oakland projects in the fourth quarter of 2004 and on the Miami project in early 2005.  Two other small Deep Port projects in San Diego, California and Norfolk, Virginia were bid during the quarter and won by competitors.  Although the Deep Port projects most recently bid have been won at lower than historical margins given the intense competition in the industry, these projects provide opportunities for the Company to utilize some of its key dredges and substantial amounts of ancillary plant, and in the past, the Company has sometimes been able to realize efficiencies beyond those anticipated in the original estimates for these types of projects.

As mentioned previously, the final phase of the 43 foot Deep Port project in Arthur Kill, New York was bid in the second quarter of 2004.  Award of this project is still pending the outcome of a protest; however the Company remains confident that it will still perform a significant portion of this work.  This Arthur Kill work, along with other low bids pending award and options pending on projects in backlog, has the potential to add an additional $119 million to the Company’s backlog, once awarded.  In the meantime, the Company’s backhoe dredge New York will begin working in the fourth quarter under subcontract to another contractor, to complete a portion of the rock dredging on the first Arthur Kill project.

Beach backlog at September 30, 2004 totaled $23.7 million, the majority of which was added during the third quarter.  Beach work is often bid in the second half of the year, since the work is generally performed between the months of September to March, due to environmental restrictions.  During the quarter, five beach nourishment projects were bid and awarded with a value of approximately $35 million, bringing the year-to-date beach bid market to $66 million.  The Company won three of these projects with total value of $26 million, including a $13 million project along Dewey and Rehobeth beaches in Delaware.  There are still a number of issues outstanding with respect to the future of the federal funding of beach projects, as further discussed in the “Market Outlook” which follows.  However, management believes the fact that a number of attractive beach opportunities did bid in the third quarter bodes well for the industry as it demonstrates that the federal portion of funding is being made available. Additionally, the recent hurricanes experienced along the Gulf and East coasts have demonstrated the importance of maintaining sufficient beachfront in order to protect waterfront assets and minimize damage from such storms.  While the direction of future beach renourishment funding is uncertain, this should only help to support the argument of its necessity.  In October 2004, the Senate passed an emergency supplemental bill that contained $372 million for the Corps to pay for much of the damage from the recent hurricanes, of which $56 million has been identified for emergency beach restoration in Florida.  While it is likely that additional time will be needed to obtain approvals and permits for this work, the Corps districts have identified over $100 million of emergency beach projects, or projects that had previously been identified and are likely to be expedited, in Florida and Alabama which are anticipated for fourth quarter 2004 or first quarter 2005 bidding.  Additionally, another $50 million of projects in Florida and South Carolina not specifically attributed to the hurricanes remain scheduled for 2005 bidding.

Maintenance backlog at September 30, 2004 was $33.2 million, which includes $13 million for a maintenance project in Baltimore Harbor, Maryland, which was bid and won by the Company in the third quarter.  Including the Baltimore project, there were approximately 30 maintenance projects bid during the quarter, bringing the year-to-date maintenance bid market to $225 million, in excess of the five-year average (1999 to 2003) annual market of approximately $200 million. Some of the maintenance work may have been expedited given increased shoaling resulting from the hurricanes in the Southeast.  The quarter’s maintenance and beach awards included a number of projects to be performed by the industry’s hopper dredges, equipment that was largely idle during the second and third quarters of 2004.

Foreign capital project backlog at September 30, 2004 totaled $15.5 million and relates primarily to work remaining on the long-term HIDD terminal project in Bahrain and the maintenance phase of the project for a liquid natural gas plant in Egypt.  Additionally, the Company signed a contract for a land development project in Durrat, Bahrain.  The notice to proceed with the full scope of this contract is pending permit approvals; however the initial $5 million phase was awarded and will begin in the fourth quarter.  Upon approval of the full scope, the project will provide employment for the hydraulic dredge Carolina for a two-year period, after it concludes its work on the HIDD project at the end of 2004.  The Durrat contract will be performed in a joint-venture with the same Bahraini contractor that the Company partnered with for the HIDD contract and this company will perform the civil works.  In October 2004, the Company was awarded the $30 million LNG terminal project in Ocean Cay, Bahamas.  The inclusion of the Ocean Cay project and the full scope of the Durrat project will significantly increase the Company’s foreign backlog.

The demolition services backlog at September 30, 2004 was $11.0 million, compared to $12.6 million at June 30, 2004 and $11.7 million at September 30, 2003.  The September 30 backlog includes nine projects with over $0.5 million of revenue remaining, as well as a typical complement of mid-size projects. As mentioned previously, the demolition bidding activity has increased in recent months, as the New England construction market appears to be improving.

NASDI’s management has identified numerous demolition projects in the $1 to $5 million range to be bid in the next six months, which management believes should enable NASDI to increase its backlog and improve margins.

Market Outlook

Despite the uncertainties that have recently existed with respect to funding of work within the Army Corps of Engineers’ program, the acceleration of bid activity in the third quarter appears to demonstrate that the Corps is working through these issues.  The Corps’ fiscal year 2005 budget (which runs from October 1 to September 30) has not yet been passed, and the Corps, along with other government agencies, is currently operating under a Continuing Resolution through November 20, which allows them to operate into fiscal year 2005 at fiscal year 2004 levels for authorized projects.  At this point, it seems likely that the fiscal year 2005 budget will not be finalized after the November elections.

As discussed in the previous Form 10-Q, the current version of the budget legislation also targeted changes to beach nourishment funding, proposing that the administration no longer honor any cost-sharing agreements for shoreline protection.  Thus, the local communities and State agencies would be required to fund and administer these projects in the future.  The Federal funding of shoreline protection has often been the target of administrations seeking to control spending, but the resulting congressional lobbies generally have been successful in amending the budget and restoring federal funding.  Fortunately, the language in the Continuing Resolution under which the Corps is now operating explicitly prohibits the administration from enforcing its proposed policy to stop funding periodic beach renourishment, and the industry remains hopeful that similar language will become part of the final appropriations bill, whenever it may be passed.

Despite the uncertainty surrounding the funding environment, authorizations for future work continue to move forward.  The WRDA legislation, which forms the basis for authorizing the Corps’ civil works projects, including the Deep Port projects, is generally enacted every other year.  The most recent WRDA bill was passed by Congress in 2000 and the recent Deep Port work that has come out for bid and those projects expected for 2004 and 2005 bidding have already been authorized by this or prior WRDA legislation.  While no bill was passed in 2002 or 2003, a 2004 WRDA was introduced but has not passed the Senate at this point. The 2004 WRDA bill includes a change to increase the federal cost sharing percentages as ports are brought to greater depths, which should provide some incentive for certain state legislatures to push for its adoption.  However, the bill in its current form includes a provision that would create additional environmental regulations for beach nourishment projects, so passage in its current form would not be positive for the dredging industry.  While there were previously expectations that the bill may be tabled until next year, Congress will be reconvening for a lame duck session after the November elections to deal with appropriation bills, so there is still an opportunity for a 2004 WRDA to be enacted.  There may be the possibility to enact it either as its own bill with an amendment to the unfavorable beach provision, or as an attachment to the omnibus appropriations bill or some other bill, in which case fewer changes may be required to get a version passed that will not be unfavorable to the industry.  Regardless of the outcome of this WRDA bill, Deep Port projects valued at approximately $250 million, which have already been authorized by prior WRDA legislation, remain scheduled for 2005 bidding, and given the recent improvement in the bid market, management has no reason to expect that these projects will not bid as planned, pending permits and other typical short-term delays.  The Deep Port projects underway are not fully functional until all parts of the channels are taken to their final depths, and the other authorized projects have been proven to be necessary to accommodate the deeper draft vessels in use throughout the world.

In summary, while the Company has experienced a significant decline in earnings during the second and third quarters of 2004, management remains hopeful, given the current increase in bidding activity, that the industry conditions are improving.  However, even if the bidding activity has normalized, it will take some time for pricing to return to historical levels as the industry achieves historical occupancy and the participants regain confidence in a more predictable market.  The Company’s dredging fleet should be highly utilized in the fourth quarter, as it performs work currently in backlog; however the margins on this work are lower than historical levels, given the competitive environment in which it was bid.  Management is also optimistic that additional Deep Port and beach work, if bid as scheduled, coupled with the Company’s current backlog can provide solid utilization of the Company’s fleet into 2005.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its new senior credit facility.  The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash generated by operating activities for the nine months ended September 30, 2004 and 2003 totaled $19.1 million and $12.2 million, respectively.  The fluctuation between periods results from the normal timing differences on the recognition and billing of revenues relative to the current level of activity.  Additionally, in 2004, the Company received income tax refunds in connection with the payment of expenses related to the sale in December of 2003 and collected significant amounts on accounts receivable in the third quarter of 2004, both of which contributed to the increase in cash generated by operations in the 2004 period.

The Company’s net cash flows used in investing activities were $10.5 million compared to $13.3 million for first nine months of 2004 and 2003, respectively.  The use of cash relates primarily to equipment acquisitions and capital improvements to existing equipment.  With respect to the 2004 equipment acquisitions, approximately $2.5 million was funded by proceeds received in 2003 from the sale of two tugboats as part of like-kind exchange transaction, and the Company intends to offset approximately $5.1 million of its year-to-date spending on construction of two new barges with the proceeds from a sale-leaseback transaction to take place in the fourth quarter. Additionally, the year-to-date spending includes $3.2 million related to capital improvements on the dredge New York.  In November 2004, the Company restructured the long-term operating lease for this dredge, and the new lessor reimbursed the Company for these improvements within the new lease arrangement.  In May 2004, the Company received cash of approximately $0.5 million from its former shareholders, representing the final adjustment to the purchase price with respect to the acquisition of the Company by MDP in December 2003.  In September 2004, the Company received a $1.6 million distribution of earnings from its Amboy joint venture.  In the 2003 period, the Company also utilized $1.0 million to purchase 50% of a real estate interest related to its Amboy joint venture and received proceeds of $1.2 million related to the sale of its interest in the Riovia S.A. joint venture.

The Company’s net cash used in financing activities for nine months ended September 30, 2004 totaled $4.2 million, compared to a source of cash of $0.4 million for the nine months ended September 30, 2003.  In the 2004 period, the Company paid down debt, while it borrowed funds in the 2003 period, based on its working capital needs in the respective periods.

Given the reduced level of earnings the Company has experienced to date in 2004, the Company has taken measures to reduce discretionary capital and overhead spending and believes its anticipated cash flows from operations and available credit under its revolving credit facility will be sufficient to fund the Company’s operations and its revised capital expenditures, and meet its current debt service requirements of approximately $20 million for the year.  The Company’s Credit Agreement and Equipment Term Loan (collectively, “senior credit agreements”) and bonding agreement with its surety provider contain certain provisions that require the Company to maintain a minimum net worth and certain other financial ratios, limit payment of dividends and restrict certain other transactions.  Mid-way through the third quarter, management became concerned that the Company may not meet its total leverage ratio at the end of the quarter, so management expedited discussions with its senior lenders and bonding company to develop revised covenants which would satisfy them, but allow the Company maximum flexibility to work through this challenging period of uncertainty.  The amended senior credit agreements, which were effective September 30, 2004, allow additional flexibility in the Company’s leverage and interest coverage ratios, including replacement of the total leverage ratio with a required minimum EBITDA, as defined in the senior credit agreements, through 2005.  In exchange, the Company’s capital spending limits were reduced and the Company’s borrowing availability under its Credit Agreement was reduced to $35 million (with a sub-limit of $25 million for letters of credit and $15 million for revolver borrowings), until such time that the Company achieves certain defined financial measures. The bonding agreement was also amended to revise the minimum net worth requirements.  At September 30, 2004, the Company was in compliance with all of the revised covenants and expects to remain in compliance through the rest of the year.  However, if there is a future violation of any of the financial covenants and the Company is not successful in obtaining an additional amendment or waiver, a default would occur under the Company’s senior credit agreements, which could result in a material adverse impact on the Company’s financial condition.

The Company’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, and to comply with all of the financial covenants under its senior credit agreements and bonding agreement, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

The Company is still evaluating the impact of the American Jobs Creation Act of 2004 (the Act) and does not expect that the changes brought about by the Act will have a significant impact on its results of operations or financial position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of September 30, 2004 has not significantly changed since December 31, 2003.  The market risk profile of the Company on December 31, 2003 is disclosed in the Company’s 2003 Annual Report on Form 10-K.

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

PART II – Other Information

Item 1.  Legal Proceedings

In 1999, the Boston Housing Authority (BHA), for whom NASDI had worked, asserted that NASDI and its subcontractors were responsible for improperly disposing of some contaminated materials.  At the time the Company acquired NASDI in 2001, it was believed that NASDI had sufficient recourse in the matter and that any potential liability would be minimal.  However, in the meantime, certain of the insurance carriers that would be responsible for this matter have gone bankrupt.  Negotiations between the parties have continued to progress, and in the third quarter of 2004, the case went before a judge in the Massachusetts court system who advised NASDI and the subcontractors to accept a settlement with the BHA.  While NASDI could continue to pursue the matter, it was determined that settlement may be more cost effective.  Therefore, in the third quarter of 2004, the Company recorded a $1.3 million charge for NASDI’s share of this potential settlement liability.

Item 6. Exhibits

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

Great Lakes Dredge & Dock Corporation

Date:	November 15, 2004	By:	/s/ Deborah A. Wensel
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