Form 10-K
period 2004-12-31
GREAT LAKES DREDGE & DOCK CORP
filed 2005-03-30
CIK 885538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of March 28, 2005, there were outstanding 1,000 shares of Common Stock and zero shares of Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

SIGNATURES

This Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, including but not limited to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains or may contain forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Readers are cautioned not to place undue reliance on such statements because they are subject to numerous uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control.  Forward-looking statements include information concerning the Company’s possible or assumed future results of operations.  When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “should” and similar expressions or the negative thereof or other comparable terminology or discussions of strategy, plans, or intentions, identify such forward-looking statements.  These statements are based on assumptions that have been made in light of the Company’s experience in the industry as well as its perceptions of historical trends, current conditions, expected future developments and other factors that the Company believes are appropriate under the circumstances.  These statements are not guarantees of performance or results.  Although the Company believes that these forward-looking statements are based on reasonable assumptions, many factors could affect the Company’s actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.  Some of these factors include:

•                  A loss of government dredging contracts could have a negative impact on the Company’s business, financial condition and results of operation.

•                  The Company’s dredging revenues are heavily dependent on revenues from the Army Corps of Engineers and may be negatively impacted by reductions in the amount appropriated or funded for dredging services.

•                  Significant operating risks and hazards (including environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, cave-ins below water levels, disruption of transportation services and flooding) could result in damage or destruction to persons or property, which could result in losses or liabilities to the Company.

•                  Although the Company insures against the risk of loss in its business, actual liabilities may exceed the Company’s insurance coverage.

•                  The Company’s inability to obtain bonding for future projects would limit the amount of dredging contracts that the Company could perform.

•                  The Company’s growth may be hindered if it is unable to retain key executives and other personnel.

•                  The Company is exposed to political, economic and other risks related to its international operations.

•                  The Company’s operations may be adversely affected by weather conditions and natural disasters.

•                  The amount of the Company’s estimated backlog is subject to change and not necessarily indicative of future sales.

•                  Because of the fixed-price nature of most of its contracts, the Company is subject to risks of losses from underestimating costs, operational difficulties and other changes that may occur over the contract period.

•                  The Company’s dredging operations may fluctuate due to seasonality and other factors that may adversely affect its cash flow.

•                  The Company’s business could suffer in the event of a work stoppage by its unionized labor force.

•                  Environmental matters could force the Company to incur significant capital and operational costs.

•                  If the Company’s demolition business is unable to compete effectively, its demolition revenues may decline and it may be unable to sustain its gross profit margins in its demolition business.

•                  The loss of key customers and large contracts in its demolition activities could have a material impact on the Company’s business, financial condition and results of operations.

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

Part I

Item  1. - Business

Organization

Great Lakes Dredge & Dock Corporation (the “Company” or “Great Lakes”), a Delaware corporation, is the largest provider of dredging services in the United States.  The Company was founded in 1890 as Lydon & Drews Partnership and contracted its first project in Chicago, Illinois.  The Company changed its name to Great Lakes Dredge & Dock Company in 1905 and was involved in a number of marine construction and landfill projects along the Chicago lakefront and in the surrounding Great Lakes’ region. The Company was listed on the NYSE in 1971, and in 1985, purchased through a friendly stock offer by ITEL. Throughout this period, the Company expanded geographically, providing marine construction and dredging services throughout the U.S. and in certain international markets.  In 1991, the Company was purchased by an affiliate of Blackstone Capital Partners, who owned the Company until 1998, at which time it was sold to Vectura Holding Company LLC (“Vectura”), a portfolio company of Citigroup Venture Capital, Ltd.

On December 22, 2003, Madison Dearborn Capital Partners IV, L.P. (“MDP”), an affiliate of Chicago-based private equity investment firm Madison Dearborn Partners, LLC, acquired control of Great Lakes from its former owner, Vectura, for approximately $361.6 million, including fees and expenses, in a transaction accounted for as a purchase. The acquisition was effected by a new company established for this purpose, GLDD Acquisitions Corp., which acquired 100% of the equity securities of the Company. Certain members of GLDD’s management own approximately 15% of outstanding common stock of GLDD Acquisitions Corp. and MDP and certain of its co-investors own the remaining 85%.  The acquisition was financed by new equity contributions of $97.0 million; term loan and revolver borrowings under a new senior credit facility of $60.3 million and $2.0 million, respectively; the issuance of $175.0 million of 7¾% senior subordinated notes due 2013; the rollover of term loan borrowings under a new equipment financing facility of $23.4 million; the rollover of approximately $1.6 million of capital leases; and cash on hand of $2.3 million.

On April 24, 2001, the Company purchased 80% of the capital stock of North American Site Developers, Inc. (“NASDI”), a demolition services provider located in the Boston, Massachusetts area.   The purchase consideration for the acquisition included $35.0 million in cash payable to the stockholders of NASDI and two senior subordinated notes totaling $3.0 million payable to the NASDI management stockholders.  In 2003, the Company increased its ownership in NASDI to 85%.  One NASDI management stockholder retains a 15% non-voting interest in NASDI.  With the acquisition of NASDI, the Company now operates in two reportable segments: dredging and demolition.  Financial information about the Company’s segments is provided in Note 16, “Segment information” in the Notes to the Consolidated Financial Statements.

Dredging Operations

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.  The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance.  The Company’s bid market is defined as the population of projects on which it bid or could have bid if not for capacity constraints (“bid market”). The Company achieved a combined U.S. market share of the projects awarded within its bid market of 43%, 31% and 49% in 2004, 2003 and 2002, respectively.  In addition, the Company is the only U.S. dredging service provider with significant international operations, which averaged 18% of its dredging contract revenues over the last three years.  The Company’s fleet of 26 dredges, 25 material transportation barges, two drillboats, and numerous other specialized support vessels is the largest and most diverse fleet in the U.S.  The Company believes its fleet would cost in excess of $1.0 billion to build in the current market.

Domestic Dredging Operations.  Over its 114-year life, the Company has grown to be the leader in each of its primary dredging activities in the U.S., including:

•                  Capital (approximately 45% of 2004 dredging revenues). Capital dredging projects are primarily port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the providing of land fill for building additional port facilities.  Capital projects also include other land reclamations, trench digging for pipes, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures.  Although capital revenue can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities.  The Company’s bid market share of total U.S. capital projects averaged 56% over the last three years.

The U.S. capital market includes “Deep Port” projects authorized under the 1986 Water Resource Development Act (“WRDA”) as amended and supplemented, most recently in December 2000.  Without significant deepening efforts, many major U.S. ports risk losing their competitive position as a result of being unable to accommodate larger cargo vessels.  The WRDA legislation provides authorization for the deepening of certain major domestic ports.  In 1997, the U.S. Army Corps of Engineers (the “Corps”), which has the primary responsibility for maintaining and improving the nation’s waterways, ports and shorelines, announced Deep Port work, authorized by the WRDA, to be completed through 2005, with an aggregate value in excess of $2.0 billion, and supplemental authorizations have increased this amount to approximately $4.0 billion, with work to be completed through 2010. Currently, over $2.3 billion of these authorized Deep Port projects have yet to be let for bid.  Deep Port work has comprised a substantial portion of recent bid markets, averaging 35% of the bid market over the last three years.  The Company’s bid market share of Deep Port projects averaged 64% over the last three years.

•                  Beach Nourishment (approximately 16% of 2004 dredging revenues).  Beach nourishment projects generally involve moving sand from the ocean floor to shoreline locations when erosion has progressed to a stage that threatens substantial shoreline assets. Beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets from the shoreline.  Beach nourishment also facilitates shoreline real estate development and recreational activities. Generally, beach nourishment projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns and coastal recreation activities. The Company’s bid market share of U.S. beach nourishment projects averaged 44% over the last three years.

•                  Maintenance (approximately 19% of 2004 dredging revenues).  Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, active channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained.  The Company’s bid market share of U.S. maintenance projects averaged 26% over the last three years.

Foreign Dredging Operations (approximately 20% of 2004 dredging revenues).   Foreign capital projects typically relate to channel deepening and port infrastructure development.   Beginning in the early 1990s, consolidation among foreign competitors, along with an increase in foreign governments’ investments in infrastructure, created new overseas dredging opportunities for the Company.  Since this time, the Company has targeted opportunities that are well suited to its equipment and where competition from its European competitors is reduced.  While the

Company has only a minor share of the international dredging market, it has maintained its presence in the foreign markets to enable it to diversify, particularly at times when there is anticipation of a decrease in the domestic market.  Over the last ten years, the Company has worked in Europe, the Middle East, Africa, India, Mexico and South America.  In recent years, the Middle East region has presented the most attractive prospects.  Therefore, the Company currently has certain dredging assets located in Middle East; however, these assets are mobile and may be repositioned according to project requirements. Revenues from foreign capital projects averaged 18% of the Company’s dredging revenues over the last three years.

The Company believes that it benefits from a number of long-term favorable trends in the U.S. dredging market:

•                  Deep Port capital projects.  Historically, the average controlling depth of the 10 largest U.S. ports has been 40 feet, as measured by annual container volume, compared to over 50 feet for the ten largest non-U.S. ports worldwide.  Without significant deepening efforts, most major U.S. ports risk being unable to accommodate the larger cargo vessels increasingly in use throughout the world, which renders them less competitive with deeper ports.  Funding for Deep Port projects has represented a significant portion of recent years’ markets, and the Company continues to believe that Deep Port work will provide significant opportunities for the domestic dredging industry.

•                  Increasing need for beach nourishment.   Beach erosion is a continuous problem and there is a growing awareness among state and local governments as to the importance of beachfront assets to the multi-billion dollar tourism industry.  Beach projects are generally funded by both federal and state and local monies; therefore, a downturn in the economy can impact the amount of available funding, particularly from state and local sources.  The recent annual beach bid markets, however, have remained strong with annual bid revenues averaging $100 million, and recent bid schedules provided by project owners identify beach projects for 2005 bidding valued in excess of $200 million.

•                  Additional significant long-term opportunities.  Other capital projects make consistent contributions to the Company’s annual revenues, and, although not part of the Deep Port program, require similar technical expertise and equipment capabilities.  For instance, the Company has recently submitted proposals for over $50 million in dredging services solicited by private customers, primarily for development of liquified natural gas (“LNG”) terminals along the Gulf Coast of Texas.  This private market appears to be gaining momentum as the global supply of LNG has increased and importation of the fuel becomes more cost-competitive, given the higher prices of domestically-produced natural gas.  Therefore, it is likely that some of this work will materialize in the near future as the private contractors work to develop the infrastructure necessary for the LNG terminals.  Additionally, there are significant capital dredging opportunities related to projects to contain the erosion of wetlands and coastal marshes (particularly in Louisiana), provide land reclamation for the San Francisco airport expansion and clean-up contaminated inland waterways such as the Fox River in Wisconsin and the Hudson River in New York.  These long-term projects have the potential to add substantial revenue to the dredging market, beginning as soon as 2005 and continuing for approximately eight to 10 years thereafter.

While these market trends have represented key opportunities within the domestic dredging industry over the past ten years and are expected to represent the key opportunities for the Company over at least the next ten years, the domestic industry has experienced some negative funding developments over the past 18 months.  Beginning in the second half of 2003 and into the first half of 2004, the domestic dredging bid activity declined.  Although the Corps’ fiscal year 2003 and 2004 budgets were approved at similar levels to preceding years, it appeared that funds were not being distributed to the Corps’ districts. Based on conversations with Corps’ representatives and others in the industry, the Company’s management attributes the decline to budgetary pressures given the state of the deficit and the diversion of funds to support the nation’s efforts in Iraq.  Additionally, during this time period the Corps had been undergoing reorganization of certain of its administration functions which may also have delayed its ability to request and receive funding.  In 2004, the Corps also requested the Company to defer work on certain projects in backlog due to lack of funding.  As a result of these funding issues, the industry’s dredging fleet was underutilized through much of the second and third quarters of 2004, leading to intense competition and pricing pressures for work that was bid during this period.  Bidding did accelerate in the second half of 2004 and the year concluded with a solid bid market totaling in excess of $700 million.   While the industry’s fleet utilization improved by year-end, pricing has continued to be competitive in recent bids and is likely to remain competitive until the industry participants regain confidence in the market.

Also in 2004, there were renewed efforts by the federal government to eliminate the federal portion of beach nourishment funding, and the Corps’ fiscal year 2005 budget was passed with no appropriation for beach nourishment.  Therefore, the beach work that has recently come out for bid and that which is expected to bid in the near term is being funded by an emergency supplemental bill passed towards the end of 2004, which contained $372 million for the Corps to pay for much of the damage from the hurricanes experienced in 2004.  Of this, $56 million has been identified for emergency beach restoration.  Although no funds were appropriated in the annual 2005 budget, the Company remains hopeful that Congress will push to restore some level of federal funding for beach nourishment, given the relative low-cost versus the justifiable benefits attributable to the tourism and development along their State’s coastlines; however, in the context of the recent funding pressures the outcome is unclear.

In summary, the current industry market is unlike any experienced in recent years.  While there are a number of factors contributing to uncertainty regarding project funding and timing, the necessity for the dredging work remains.  At some point in the future, all the work deferred currently will need to be performed.  The Deep Port projects underway are not fully functional until all parts of the channels are taken to their final depths, and other authorized projects have been proven to be necessary to accommodate the deeper draft vessels in use throughout the world.  Similarly, the maintenance dredging, if not performed currently, will accumulate and grow in volume as channels continue to fill with sedimentation, eventually to the point were ships can no longer safely navigate into the ports, and beach nourishment work will reach a point of urgency as waterfront assets and recreational communities become jeopardized.  Therefore, Company management believes that the current environment represents only a deferral of work, and not any permanent reduction in the industry.

Demolition Operations

NASDI, founded in 1976, is a major U.S. provider of commercial and industrial demolition services. The majority of NASDI’s work is performed in the New England area; however NASDI recently expanded into Florida and is pursuing opportunities in that market as well.  NASDI’s core business is exterior and interior demolition.  Exterior demolition involves the complete dismantling and demolition of structures and foundations. Interior demolition involves removing specific structures within a building.  Other business activities include site development and asbestos and other hazardous material removal. NASDI generally contracts hazardous material removal to insured subcontractors and does not take possession of hazardous materials, which remain the property of the site owner. In a given year, NASDI performs numerous small projects (each generating revenue of $0.1 million to $0.5 million) but NASDI is one of a few providers in New England with the required licenses, operating expertise, equipment fleet and access to bonding to execute larger, complex industrial demolition projects.  For instance, in recent years, NASDI has successfully performed three large demolition projects involving the dismantling and disposal of aging power generation plants, as well as large projects at Logan Airport and various Boston-area office buildings and former manufacturing facilities.

Competitive Strengths

The Company possesses a number of competitive strengths that have allowed it to develop and maintain its leading position within the dredging industry.

•                  Favorable competitive dynamic.  The Company benefits from significant advantages relative to both existing and potential competitors, including (i) the requirements of the Foreign Dredge Act of 1906 (the “Dredging Act”) and Section 27 of the Merchant Marine Act of 1920 (the “Jones Act”), which effectively prohibit foreign dredges and, to a certain extent, foreign-owned dredging companies from competing in the U.S (see “Business – Government Regulations”); (ii) the relatively long lead time and high capital cost associated with the construction of a new dredge, which the Company estimates to be two years and between $20 to $60 million, depending on the type of dredge; and (iii) the Company’s reputation for quality and customer service built up over its 114-year operating history, during which time it has never failed to complete a project.

•                  Largest and most diverse dredging fleet.  The Company operates the largest and most diverse dredging fleet in the U.S., with over 200 pieces of equipment, including the largest hopper fleet and the largest hydraulic dredges in the U.S.  The size, versatility and technical capabilities of the fleet improves the Company’s competitiveness by affording the Company the flexibility to select the most efficient equipment for a particular job and enabling the Company to perform multiple projects at the same time.  To maintain the value and effectiveness of its fleet, the Company emphasizes preventative maintenance to minimize downtime, increase profitability, extend vessel life and reduce replacement capital expenditure requirements.

•                  Specialized capability in capital projects. The Company has also been a leader in U.S. capital dredging, which generally requires specialized engineering expertise, specific combinations of equipment and experience in executing complex projects. The Company believes its extensive experience performing complex projects significantly enhances its ability to bid for and complete these contracts profitably. Additionally, the Company believes it has a significant advantage over its competitors in projects bid as “requests for proposal”. For further information regarding the request for proposal process, see “– Bidding Process.”

•                  Proprietary and proven project costing methodologies.  Over the course of its 114-year operating history, the Company has developed an extensive proprietary database of publicly-available dredging production records from its own and its competitors’ activities and past bidding results.  The Company believes that its extensive proprietary database combined with its accumulated estimating and bidding expertise is a significant competitive advantage in bidding for new dredging contracts.

•                  Diversified revenue base. The Company benefits from a dredging revenue base that is broadly diversified across the three dredging sectors, which have different demand drivers.  Capital projects primarily consist of port expansion work, which is driven by growth in U.S. trade and commerce.  Beach nourishment and maintenance projects are more heavily influenced by weather, natural sedimentation and erosion.  Revenue within each of the Company’s dredging sectors comes from a portfolio of separate contracts, which helps to mitigate project-specific risk.   For the year ended December 31, 2004, the Company’s revenues were derived from over 50 separate dredging contracts, and no contract represented more than 10% of its revenues. The Company’s foreign dredging operations and demolition operations further diversify its revenue and customer base.

•                  Proven, experienced management team.  The Company’s top executive management team has an average of 20 years of experience in the dredging industry. The Company believes that this experience provides it with a significant advantage over its competitors. Certain members of management own approximately 15% of the Company’s common stock.

Customers

Dredging. The dredging industry’s customers include federal, state, and local governments, foreign governments, and both domestic and foreign private concerns such as utilities and oil companies.  Most dredging projects are competitively bid, with the award going to the lowest qualified bidder.  There are generally few economical substitutes that customers can use for dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control.  In addition, the U.S. Coast Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities.   In 2004, approximately 75% of the Company’s dredging revenues were earned from contracts with federal government agencies or companies operating under contracts with federal government agencies.

Foreign governments are the primary dredging customers in international markets, generally for capital projects relating to infrastructure development.  Approximately 20% of the Company’s

2004 dredging revenues were earned from contracts with foreign governments or companies operating under contracts with foreign governments.

Demolition. NASDI’s customers include general contractors who subcontract demolition services, corporations that commission projects, non-profit institutions such as universities and hospitals, and local government and municipal agencies.  NASDI benefits from key relationships with certain customers in the general contracting and public infrastructure industries. NASDI negotiates the majority of its demolition contracts as fixed price (“lump sum”) contracts with other projects negotiated on a time-and-materials (“T&M”) basis. NASDI frequently receives revenues from change orders on existing contracts. The majority of the demolition services are concentrated in New England, although NASDI now has limited operations in Florida as well.   In 2004, no customer contributed more than 15% to NASDI’s annual revenues.

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

Substantially all of the Company’s dredging contracts are competitively bid.  However, some government contracts are awarded by a sole source procurement process through negotiation between the contractor and the government, while other projects have been recently bid by the Corps through a “request for proposal” (“RFP”) process.  The RFP process allows the project award to be based on the technical capability of the contractor’s equipment and methodology, as well as price, and has, therefore, been advantageous for the Company since it has the technical engineering expertise and equipment versatility to comply with the project specifications.

Demolition.  NASDI has established a network of local contacts with developers and prime contractors that act as referral sources and frequently enable NASDI to procure demolition jobs on a sole-source basis.  When NASDI bids on a project, it evaluates the contract specifications and develops a cost estimate to which it adds profit for the final bid price.  While there are numerous competitors in the demolition services market, NASDI benefits from its relationships and reputation.  Therefore, there are occasions where NASDI is not the lowest bidder on a contract, but is still awarded the project based on its reputation and qualifications.

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

Great Lakes’ projects are currently bonded by St. Paul’s/Travelers (“Travelers”).  The Company has never experienced difficulty in obtaining bonding for any of its projects.  If the Company were to default on a project, the bonding company would complete the defaulted contract and would be entitled to be paid the contract price directly by the customer. Additionally, the bonding company would be entitled to be paid by the Company for any costs incurred in excess of the contract price.  Travelers has been granted a security interest in a substantial portion of the Company’s operating equipment as collateral for its surety obligations.

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

Competitive Environment

Dredging.  Competition in the Company’s market is determined primarily on the basis of price, and competition is often limited by the size of the job, equipment requirements, bonding requirements, certification requirements, or government regulations.  Great Lakes and four other key competitors perform the majority of the work within the Company’s domestic dredging bid market, with other entities obtaining a 21% share, on average, over the last three years.  Since the Deep Port projects are typically of significant value and there is a large volume of projects remaining in the program, some of these other entities, which are primarily smaller dredging companies or marine-oriented construction companies, have made equipment investments, rationalized by the opportunities in the Deep Port market and encouraged by the Corps in an effort to increase competition.  While some of these other entities have won a few major Deep Port projects, they have generally not performed well on these projects.  In fact, for the most recently bid Deep Port project, they did not price their bids as competitively as in the past, so it is unclear whether they will pose the same degree of competition in the future.

The Dredging Act and the Jones Act provide a significant barrier to entry with respect to foreign competition.  Together the two regulations prohibit foreign-built, chartered or operated vessels from competing in the U.S.  See “ – Government Regulations.”

Company management recently learned that one of the Company’s key competitors will be commissioning a new hopper dredge at the end of 2005.  This dredge is over two-times the size of the Company’s most recently constructed hopper dredge and is well-suited for the maintenance rental market along the Mississippi Gulf Outlet, so it is likely to have some impact on bidding dynamics within this market once it commences operations.

Demolition.  The U.S. demolition and related services industry is also highly fragmented and is comprised mostly of small regional companies.  Unlike many of its competitors, NASDI is able to perform both the small and large projects and competes in the demolition and related services industry primarily on the basis of its experience, reputation, equipment, key client relationships and price.

Equipment

Dredging.  Great Lakes’ fleet of dredges, material barges and other specialized equipment is the largest and most diverse in the U.S.  There are three principal types of dredging equipment:  hopper dredges, hydraulic dredges and mechanical dredges.

•                  Hopper Dredges. Hopper dredges are typically self-propelled and have the general appearance of an ocean-going vessel.  The dredge has hollow hulls, or “hoppers”, into which material is suctioned hydraulically through drag-arms and deposited.  Once the hoppers are filled, the dredge sails to the designated disposal site and either (i) bottom dumps the material or (ii) pumps the material from the hoppers through a pipeline to the designated site.  Hopper dredges can operate in rough waters, are less likely than other types of dredges to interfere with ship traffic, and can move quickly from one project to another.  Great Lakes operates the largest hopper fleet in the U.S., affording it flexibility to quickly respond to time-sensitive projects.

•                  Hydraulic Dredges.  Hydraulic dredges remove material using a revolving cutterhead which cuts and churns the sediment on the ocean floor and hydraulically pumps the material by pipe to the disposal location.  These dredges are very powerful and can dredge some types of rock.  Certain materials can be directly pumped as far as seven miles with the aid of a booster pump.  Hydraulic dredges work with an assortment of support equipment, which help with the positioning and movement of the dredge, handling of the pipelines, and the placement of the dredged material.  Great Lakes operates the only two large electric hydraulic dredges in the U.S., which makes the Company particularly competitive in markets with stringent emissions standards, such as California and Houston.

•                  Mechanical Dredges.  There are two basic types of mechanical dredges operating in the U.S.:  clamshell and backhoe.  In all cases, the dredge uses a bucket to excavate material from the ocean floor.  The dredged material is placed by the bucket into material barges, or “scows”, for transport to the designated disposal area.  The scows are emptied by bottom-dumping, direct pump-out or removal by a crane with a bucket.  Mechanical dredges are capable of removing hardpacked sediments and debris and can work in tight areas such as along docks or terminals.  Clamshell dredges with specialized buckets are ideally suited to handle material requiring controlled disposal.  The Company has the largest fleet of material barges in the industry, which provides cost advantages when dredged material is required to be disposed far offshore or when material requires controlled disposal. Additionally, the Company recently converted one of its clamshell dredges to electric power to better compete in those markets with stringent emissions standards.

Great Lakes’ domestic dredging fleet is typically positioned on the East and Gulf Coasts, with a smaller number of vessels on the West Coast and on inland rivers.  The mobility of the fleet enables the Company to move equipment in response to changes in demand.  Great Lakes’ fleet also includes assets currently positioned internationally in the Middle East.

The Company continually assesses its need to upgrade and expand its dredging fleet to take advantage of improving technology and to address the changing needs of the dredging market.  The Company is also committed to preventive maintenance, which it believes is reflected in the long lives of most if its equipment and its low level of unscheduled downtime on jobs.  As such,  the Company spent an average of $25.5 million on maintenance and $26.4 million on capital additions and enhancements, annually over the last three years. During this period, the Company’s capital expenditures included $15.0 million to buy out certain operating equipment previously under operating lease, as well as $17.1 million on equipment that was funded from the proceeds of sale-leasebacks under operating leases or the proceeds from the sale of certain equipment under a like-kind exchange transaction.  Therefore, in a typical year, the Company generally funds $13 to $18 million of capital expenditures with cash flow from its operations.

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

Equipment Certification

Certification of equipment by the U.S. Coast Guard and establishment of the permissible loading capacity by the American Bureau of Shipping (“A.B.S.”) are important factors in Great Lakes’ dredging business.  Many projects, such as beach nourishment projects with offshore sand borrow sites, dredging projects in exposed entrance channels, and dredging projects with offshore disposal areas, are restricted by federal regulations to be performed only by dredges or scows that have U.S. Coast Guard certification and a load line established by the A.B.S.  The certifications indicate that the dredge is structurally capable of operating in open waters.  The Company has more certified vessels than any domestic competitor and makes substantial investments to maintain these certifications.

Seasonality

Seasonality does not currently have a significant impact on the Company’s dredging operations.  Some east coast beach nourishment projects are limited by environmental windows, which require that certain work be performed in winter months to protect wildlife habitats.  However, in recent years, this has been mitigated by the increased volume of Deep Port work in the market, which can generally be performed throughout the year.  The Company has been able to respond to these market factors since it has the flexibility to move its equipment around as environmental restrictions and project requirements dictate.  However, in the future, seasonality may become more of a factor if the project mix changes and the Company is unable to be as flexible in utilizing its equipment.   The Company’s demolition operations are not significantly impacted by seasonality.

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

Employees

Dredging.  At December 31, 2004, the Company employed approximately 270 full-time salaried personnel, with additional hourly personnel, most of whom are unionized and hired on a project-by-project basis.  During 2004, the Company employed an average of 380 hourly personnel to meet project requirements.  Crews are generally available for hire on relatively short notice.

Demolition.  At December 31, 2004, NASDI employed approximately 20 full-time salaried administrative employees, in addition to approximately 105 unionized employees who are party to four union agreements.  The unionized employees are hired on a project-by-project basis and are generally available for hire on relatively short notice.

The Company is a party to numerous collective bargaining agreements that govern its relationships with its unionized hourly personnel.  However, four primary agreements apply to approximately 80% of such employees.  The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with its significant unions; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

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

Mining operations are performed pursuant to permits granted to Amboy by the federal government and the states of New York and New Jersey.  In 2002, Amboy was successful in obtaining approval for a new permit allowing it to mine deeper in its sand borrow areas.  Amboy’s revenues have increased over the past three years due to improvement in the construction market, the primary market for Amboy’s product.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Commitments and Contingencies.”

Government Regulations

The Company is subject to government regulations pursuant to the Dredging Act, the Jones Act, and the vessel documentation laws set forth in Chapter 121 of Title 46 of the United States Code (the “Vessel Documentation Act”).  These statutes require vessels engaged in dredging in the navigable waters of the United States to be documented with a coastwise endorsement, to be owned and controlled by U.S. citizens, to be manned by U.S. crews, and to be built in the United States.  The U.S. citizenship ownership and control standards require the vessel-owning entity to be at least 75% U.S.-citizen owned and prohibit the chartering of the vessel to any entity that does not meet the 75% U.S. citizen ownership test.  These statutes, together with similar requirements for other sectors of the maritime industry, are collectively referred to as “cabotage” laws.

Certain of the above requirements were made applicable to the dredging industry in 1992, when Congress amended the Dredging Act to bring it into conformity with the U.S. citizenship requirements of the rest of the nation’s cabotage laws.  At that time, Congress included grandfather clauses to protect certain existing dredge operations affected by the change in law. A grandfather provision exempted the hopper dredge STUYVESANT from the 75% ownership and control requirement. The STUYVESANT is chartered to Stuyvesant Dredging Company, Inc., a foreign corporation and wholly-owned subsidiary of Royal Boskalis Westminster, NV, a Dutch company, the largest dredging service provider in the world.  In early 1999, the Stuyvesant Dredging Company exploited a loophole in grandfather provision and expanded its control of additional dredging vessels through a joint-venture, Bean Stuyvesant LLC, in which it has a 50% ownership interest.  As of December 31, 2004, at least seven dredges plus other ancillary vessels operating in the United States were foreign controlled under this grandfather provision.

A coalition of U.S.-citizen dredging companies, labor unions, U.S. maritime operating companies and U.S. shipbuilders have joined together in an attempt to close the STUYVESANT grandfather clause loophole.  In late 2003, one of the industry’s domestic dredging companies protested a bid award by the Corps in favor of Bean Stuyvesant LLC on the grounds that Bean Stuyvesant LLC was neither a U.S. citizen for the purpose of operating vessels in the coastwise trade nor eligible to charter the vessels at issue under the specific terms of the grandfather provision.  The U.S. Court of Federal Claims agreed and enjoined the Corps from awarding the contract to Bean Stuyvesant LLC.  On appeal, the U.S. Court of Appeals for the Federal Circuit overturned the Court of Federal Claims decision in the second quarter of 2004.  The domestic competitor has since petitioned the U.S. Supreme Court for a writ of certiorari to review the case, with a broad coalition of domestic maritime interests filing a supporting amicus brief.  Depending on the outcome of this litigation, the marine industry is prepared to pursue a legislative solution in an effort to ensure more equitable treatment among the industry participants.

Environmental Matters

The Company’s operations and facilities are subject to various environmental laws and regulations related to, among other things: dredging operations; the disposal of dredged material; protection of wetlands; storm water and waste water discharges; demolition activities; asbestos removal; transportation and disposal of other hazardous substances and materials; and air emissions.  The Company is also subject to laws designed to protect certain marine species and habitats.  Compliance with these statutes and regulations can delay appropriation with respect to, and performance of, particular projects and increase related expenses.

The Company’s projects may involve demolition, excavation, transportation, management and disposal of hazardous waste and other hazardous substances and materials.  Various laws strictly regulate the removal, treatment and transportation of hazardous water and other hazardous substances and materials and impose liability for human health effects and environmental contamination caused by these materials. The Company’s demolition business, for example, requires it to transport and dispose of hazardous substances and materials, such as asbestos.   The Company takes steps to limit its potential liability by hiring qualified asbestos abatement subcontractors to remove such materials from its projects, and some project contracts require the client to retain liability for hazardous waste generation.

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

Based on the Company’s experience, its management believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on its business, financial condition or results of operations. However, the Company cannot predict what environmental legislation or regulations will be enacted in the future; how existing or future laws or regulations will be enforced, administered or interpreted; or the amount of future expenditures that may be required to comply with these environmental or health and safety laws or regulations or to respond to future cleanup matters or other environmental claims.   In January 2005, the Company received a request for information from the U.S. Environmental Protection Agency (the “EPA”), with respect to its Port of Los Angeles Deepening Project.  See “Legal Proceedings” for additional information.

Item  2. – Properties

Dredging.  Great Lakes’ dredging fleet is the largest in the U.S. and one of the largest fleets in the world.  The fleet consists of over 200 pieces of equipment, including the largest hopper fleet and most of the large hydraulic dredges in the U.S., and is sufficient to meet the Company’s project requirements.

The following table provides a listing of the Company’s fleet of dredging equipment as of December 31, 2004, including equipment under long-term operating leases.

Type of Equipment	Quantity
Hydraulic Dredges	12
Hopper Dredges	8
Mechanical Dredges	6
Unloaders	2
Drillboats	2
Material Barges	25
Other Barges	62
Booster Pumps	7
Tugs	6
Launches and Survey Boats	51
Other ancillary equipment	33

Total	214

A significant portion of the Company’s operating equipment is subject to liens by the Company’s senior lenders and bonding company.  See Note 6, “Property and Equipment,” and Note 11, “Long-term Debt,” in the Notes to the Consolidated Financial Statements.

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

Item  3. – Legal Proceedings

Although the Company is subject to various claims and legal actions that arise in the ordinary course of business, except as described below, the Company is not currently a party to any material legal proceedings or environmental claims.

The Company or its former subsidiary, NATCO Limited Partnership, are named as defendants in approximately 280 lawsuits, the majority of which were filed between 1989 and 2000, and eighteen of which were filed in the last three years.  In these lawsuits, the plaintiffs allege personal injury, primarily fibrosis or asbestosis, from exposure to asbestos on our vessels.  The vast majority of these lawsuits have been filed in the Northern District of Ohio and a few in the Eastern District of Michigan.  These cases have been transferred to the asbestos multi-district litigation pending in the Eastern District of Pennsylvania.  The Company cannot determine its potential liability in these cases because the claims generally do not specify the amount of damages sought.  No discovery has been sought by plaintiffs in any of these cases, and none of these cases has been litigated to date as to the Company.  Management does not believe that these cases will have a material adverse impact on the business.

On February 10, 2004, the Company was served with a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District of South Carolina.  The Company believes the grand jury has been convened to investigate the United States dredging industry in connection with work performed for the U.S. Army Corp of Engineers. The Company continues to comply with the Justice department’s requests and Company management believes that it has provided substantially all of the documents that have been requested to this point.  In addition to the documents requested, certain employees of the Company have been interviewed by attorneys from the Department of Justice and been subpoenaed to testify before the grand jury.

In 1999, the Boston Housing Authority (“BHA”), for whom the Company’s demolition business, NASDI, had worked, asserted that NASDI and its subcontractors were responsible for improperly disposing of some contaminated materials. At the time the Company acquired NASDI in 2001, it was believed that NASDI had sufficient recourse in the matter and that any potential liability would be minimal.  However, since 2001, certain of the insurance carriers that would be responsible for this matter have gone bankrupt.  Negotiations between the parties have continued to progress, and in the third quarter of 2004, the case went before a judge in the Massachusetts court system who advised NASDI and the subcontractors to accept a settlement with the BHA. While NASDI could continue to pursue the matter, it was determined that settlement may be more cost effective.  Therefore, in the third quarter of 2004, the Company recorded a $1.3 million charge for NASDI’s share of this potential settlement liability.

On January 19, 2005, the Company, along with its joint-venture partners on the Port of Los Angeles Deepening Project received a request for information from the EPA pursuant to section 308(a) of the Clean Water Act. The EPA is investigating alleged dredging of unauthorized material and unauthorized discharge of that material at various locations in federally regulated waters of the U.S. relating to this project.  The Company intends to comply with the request for information.  The Company is performing this project under a contract with the Los Angeles district of the Corps and believes it is in compliance with the contract specifications.

Item  4. – Submission of Matters to a Vote of Security Holders

None.

Part II

Item  5. – Market for the Registrant’s Common Equity and Related Stockholder Matters

There is no established public market for the common stock of the Company.  At December 31, 2004, GLDD Acquisitions Corp. owned 100% of the outstanding common stock of the Company.   Madison Dearborn Capital Partners IV, L.P. and its co-investors own approximately 85% and certain members of the Company’s management own in aggregate approximately 15% of the outstanding common equity of GLDD Acquisitions Corp.

The ability of the Company to pay dividends is restricted by certain covenants contained in the Company’s Credit Agreement, as well as certain restrictions contained in the Company’s indenture relating to its subordinated debt.

Item  6. - Selected Financial Data

The following table sets forth certain financial data regarding the Company and should be read in conjunction with the consolidated financial statements and notes thereto (see Item 15, “Financial Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  The income statement and balance sheet data presented below have been derived from the Company’s consolidated financial statements.  The acquisition of the Company by MDP in December 2003 was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” resulting in a new basis of accounting subsequent to the transaction.  Therefore, for presentation herein and throughout the remainder of this Report, financial information relating to the Company prior to the sale transaction is denoted as Predecessor Basis, while financial information relating to the Company subsequent to the transaction is denoted as Successor Basis.

	Successor Basis	Predecessor Basis
	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in millions)
Income Statement Data (1):
Contract revenues	$350.9	$398.8	$362.6	$318.8	$339.1
Costs of contract revenues	(315.0)	(328.2)	(294.6)	(260.5)	(281.7)
Gross profit	35.9	70.6	68.0	58.3	57.4

General and administrative expenses	(26.7)	(27.9)	(29.8)	(25.2)	(22.3)
Amortization of intangible assets	(4.2)	—	—	—	—
Subpoena-related expenses	(2.3)	—	—	—	—
Sale-related expenses	(0.3)	(10.6)	—	—	—
Operating income	2.4	32.1	38.2	33.1	35.1

Interest expense, net	(20.3)	(20.7)	(21.1)	(20.9)	(18.6)
Sale-related financing costs	—	(13.1)	—	—	—
Equity in earnings (loss) of joint ventures	2.3	1.4	(0.1)	0.8	(0.8)
Minority interests	0.1	—	0.4	(1.0)	(1.0)

Income (loss) before income taxes	(15.5)	(0.3)	17.4	12.0	14.7

Income tax benefit (provision)	4.4	(1.3)	(4.4)	(5.5)	(7.4)

Net income (loss)	$(11.1)	$(1.6)	$13.0	$6.5	$7.3

	Successor Basis	Predecessor Basis
Other Data (1):
EBITDA (2)	$31.7	$49.8	$54.4	$48.2	$46.0
Net cash flows from operating activites	14.3	19.0	28.4	20.1	17.5
Net cash flows from investing activites	(9.5)	(183.4)	(17.2)	(42.9)	(13.7)
Net cash flows from financing activites	(5.6)	165.6	(12.3)	24.2	(4.2)
Depreciation and amortization	26.9	16.3	15.9	15.3	12.7
Maintenance expense	22.7	27.9	25.9	19.3	25.9
Capital expenditures (3)	23.1	37.7	18.3	13.8	14.1

(1)  Includes the results of NASDI since its acquisition in April, 2001.

(2)  EBITDA in 2003 includes the impact of sale-related expenses totaling $10.6 million, related to the sale of the Company in 2003.

(3)  Capital expenditures in 2004 includes spending of approximately $12.7 million on equipment that has been or will be funded by sale-leaseback under an operating lease or escrow funds relating to the 2003 like-kind exchange.  Capital expenditures in 2003 includes approximately $15.0 million used to buy out certain operating equipment previously under operating lease, $3.6 million related to a barge being constructed as part of a like-kind exchange, and a $0.8 million deposit on construction of two new rock barges).

	Successor Basis		Predecessor Basis
Balance Sheet Data (as of end of period):
Cash and equivalents	$2.0	$2.8	$1.5	$2.6	$1.1
Working capital	39.2	50.5	14.6	14.1	11.8
Total assets	508.6	522.9	287.5	282.2	248.7
Total debt	254.3	258.7	172.8	184.7	155.0
Total stockholder’s equity (deficit)	85.9	97.0	(12.4)	(26.0)	(32.3)

“EBITDA,” as provided herein, represents earnings from continuing operations before net interest expense (including sale-related financing costs), income taxes, depreciation and amortization expense.  EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity.   The Company presents EBITDA as additional information because it is among the bases upon which the Company assesses its financial performance, and certain covenants in its borrowing arrangements are tied to similar measures.  The Company believes EBITDA is a useful measure for the users of its financial statements because it provides information that can be used to evaluate the effectiveness of the Company’s business from an operational perspective, exclusive of costs to finance its activities, income taxes, depreciation of operating assets and amortization of intangible assets, none of which is directly relevant to the efficiency of its operations.  EBITDA is not calculated identically by all companies; therefore, the Company’s presentation of EBITDA may not be comparable to similarly titled measures of other companies. The following table reconciles net income to EBITDA for the periods indicated:

	Successor Basis	Predecessor Basis
	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in millions)

Net income (loss)	$(11.1)	$(1.6)	$13.0	$6.5	$7.3
Adjusted for:
Interest expense, net	20.3	20.7	21.1	20.9	18.6
Sale-related financing costs	—	13.1	—	—	—
Income tax expense (benefit)	(4.4)	1.3	4.4	5.5	7.4
Depreciation and amortization	26.9	16.3	15.9	15.3	12.7
EBITDA	$31.7	$49.8	$54.4	$48.2	$46.0

Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Great Lakes is the largest provider of dredging services in the United States.  Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.  The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance, in which areas the Company has experienced an average combined bid market share in the U.S. of 43% over the past three years.  The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers, which has responsibility for federally funded projects related to navigation and flood control.  In 2004, approximately 75% of the Company’s dredging revenues were earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and U.S. Navy.  Given this dependence on federal revenues, the Company’s operations can be influenced by the federal budget and the amount appropriated and funded for dredging in any given year. Therefore, the Company tracks the annual appropriation process, to the extent that information is available, to assist it in planning for and managing its operations.  The Company has also continued its role as the only U.S. dredging contractor with significant international operations, which represented an average of

18% of its dredging contract revenues over the past three years.  The international operations provide additional customer diversification, which can be particularly beneficial if there is a downturn in the domestic economy.

The Company also owns 85% of the capital stock of North American Site Developers, Inc. (“NASDI”), a demolition service provider located in the Boston, Massachusetts area, which the Company acquired in April 2001.  NASDI’s principal services consist of interior and exterior demolition of commercial and industrial buildings, salvage and recycling of related materials, and removal of hazardous substances and materials. One NASDI management stockholder retains a 15% non-voting interest in NASDI, which is reflected as the minority interest in the Company’s consolidated financial statements.  Since the acquisition of NASDI in 2001, the Company has operated in two reportable segments: dredging and demolition.

Contract Revenues

Most of the Company’s dredging contracts are obtained through competitive bidding on terms specified by the party inviting the bid.  The nature of the specified services dictates the types of equipment, material and labor involved, all of which affect the cost of performing the contract and the price that dredging contractors will bid.

The Company recognizes contract revenues under the percentage-of-completion method, based on the Company’s engineering estimates of the physical percentage completed for dredging projects and using a cost-to-cost approach for demolition projects.  For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each dredging project.  For demolition projects, contract revenues are adjusted to reflect the estimated gross profit percentage.  Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined.  Claims for additional compensation due the Company are not recognized in contract revenues until such claims are settled.   Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition.  The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues.  Modifications may be negotiated when a change from the original contract specifications is encountered, necessitating a change in project scope or performance methodology and/or material disposal. Significant expenditures incurred incidental to major contracts are deferred and recognized as costs of contracts based on contract performance over the duration of the related project.  These expenditures are reported as prepaid expenses.

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

The Company’s cost structure includes significant fixed costs, averaging approximately 22% to 25% of total costs of contract revenues.  The Company can have significant fluctuations in equipment utilization throughout the year.  Accordingly, for interim reporting, the Company prepays or accrues fixed equipment costs and amortizes the expenses in proportion to revenues recognized over the year to better match revenues and expenses.  Costs of contract revenues also include the net gain or loss on dispositions of operating property and equipment.

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

Percentage-of-completion method of revenue recognition – The Company’s contract revenues are recognized under the percentage-of-completion method, which is by its nature based on an estimation process.  For dredging projects, the Company uses engineering estimates of the physical percentage of completion.  For demolition projects, the Company uses estimates of remaining costs-to-complete to determine project percent complete.  In preparing its estimates, the Company draws on its extensive experience in the dredging and demolition businesses and its database of historical information to assure that its estimates are as accurate as possible, given current circumstances.   Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined.  Claims for additional compensation are not recognized in contract revenues until such claims are settled.  It is reasonably possible that cost and profit estimates may be revised in the near-term to reflect changes in project performance.

Impairment of goodwill – Goodwill is assessed for impairment annually or more frequently if impairment indicators are identified. The assessment requires various assumptions regarding estimated future cash flows to determine the fair value of the reporting units to which the goodwill relates. If these estimates or their related assumptions change the fair value of the reporting units in the future, the Company may be required to record an impairment to goodwill.

Impairment of long-lived assets – In assessing the recoverability of the Company’s long-lived assets, primarily operating equipment and intangible assets other than goodwill, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As it relates to its operating equipment, the Company may estimate cash flows and make assumptions regarding useful lives based on internal historical operating data.  If these estimates or their related assumptions change the fair value of these assets in the future, the Company may be required to record impairment charges.

Self-insurance reserves – The Company self-insures estimated costs associated with workers’ compensation claims, hull and equipment liability and general business liabilities, up to certain limits.  Insurance reserves are established for estimates of the loss that the Company will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported.  In determining its estimates, the Company incorporates historical loss experience and judgments about the present and expected levels of cost per claim.  Trends in actual experience are a significant factor in determination of such reserves.

Income taxes – The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year.  Adjustments based on filed returns are recorded when indentified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions.  The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments.  The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental.  Management believes it has adequately provided for any reasonably foreseeable outcome related to these matters.  However, the Company’s future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

Quarterly Results of Operations

The following table sets forth the components of net income (loss) on a quarterly basis for the years ended December 31, 2004 and 2003.

	Successor Basis
	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in millions)
2004

Contract revenues	$103.9	$72.1	$66.5	$108.3
Costs of contract revenues	(87.5)	(66.3)	(62.1)	(99.0)
Gross profit	16.4	5.8	4.4	9.3

General and administrative expenses	(6.9)	(5.4)	(7.0)	(7.4)
Amortization of intangible assets	(1.8)	(1.1)	(0.7)	(0.6)
Subpoena-related expenses	—	(0.8)	(0.7)	(0.8)
Sale-related expenses.	(0.2)	—	(0.1)	—
Operating income (loss)	7.5	(1.5)	(4.1)	0.5

Interest expense, net	(4.6)	(7.0)	(3.4)	(5.3)
Equity in earnings of joint ventures	0.1	0.7	0.7	0.8
Minority interests	—	—	0.1	—
Income (loss) before income taxes	3.0	(7.8)	(6.7)	(4.0)

Income tax benefit (provision)	(1.3)	2.4	2.1	1.2

Net income (loss)	$1.7	$(5.4)	$(4.6)	$(2.8)

	Predecessor Basis
	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in millions)
2003

Contract revenues	$99.7	$104.4	$98.1	$96.6
Costs of contract revenues	(81.7)	(89.3)	(80.0)	(77.2)
Gross profit	18.0	15.1	18.1	19.4

General and administrative expenses	(6.9)	(6.5)	(6.8)	(7.7)
Sale-related expenses	—	—	—	(10.6)
Operating income	11.1	8.6	11.3	1.1

Interest expense, net	(5.1)	(5.1)	(5.2)	(5.3)
Sale-related financing costs	—	—	—	(13.1)
Equity in earnings of joint ventures	0.1	0.6	0.3	0.4
Minority interests	—	0.1	(0.1)	—
Income (loss) before income taxes	6.1	4.2	6.3	(16.9)

Income tax benefit (provision)	(2.6)	(1.7)	(2.8)	5.8

Net income (loss)	$3.5	$2.5	$3.5	$(11.1)

Results of Operations – Fiscal Years

The following table sets forth the components of net income as a percentage of contract revenues for the years ended December 31:

	Successor Basis	Predecessor Basis
	2004	2003	2002

Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(89.8)	(82.3)	(81.2)
Gross profit	10.2	17.7	18.8
General and administrative expenses	(7.6)	(7.0)	(8.2)
Amortization of intangible assets	(1.2)	—	—
Subpoena-related expenses	(0.7)	—	—
Sale-related expenses	—	(2.7)	—
Operating income	0.7	8.0	10.6
Interest expense, net	(5.8)	(5.2)	(5.9)
Sale-related financing costs	—	(3.3)	—
Equity in earnings of joint ventures	0.7	0.4	—
Minority interests	—	—	0.1
Income (loss) before income taxes	(4.4)	(0.1)	4.8
Income tax benefit (provision)	1.2	(0.3)	(1.2)
Net income (loss)	(3.2)%	(0.4)%	3.6%

Components of Contract Revenues and Backlog

The following table sets forth, by segment and type of work, the Company’s contract revenues for the years ended and backlog as of December 31 (in thousands):

	Successor Basis	Predecessor Basis
	2004	2003	2002
Revenues
Dredging:
Capital - U.S.	$141,674	$203,699	$122,158
Capital - foreign	62,862	60,922	52,294
Beach nourishment	51,289	47,858	87,372
Maintenance	57,982	48,351	51,274
Demolition	37,055	37,970	49,504
	$350,862	$398,800	$362,602

	Successor Basis		Predecessor Basis
	2004	2003	2002
Backlog
Dredging:
Capital - U.S.	$180,886	$101,128	$262,680
Capital - foreign	42,617	30,259	55,168
Beach nourishment	23,178	40,396	25,239
Maintenance	33,075	18,412	7,367
Demolition	11,361	10,618	15,198
	$291,117	$200,813	$365,652

The year ended December 31, 2004 was a challenging period for the Company. The 2004 domestic dredging bid market continued to be slow through the first half of the year, with awards valued at only $230 million.  This followed a reduced 2003 bid market which, at $425 million, was down significantly from the average market over the previous five years (1998 to 2002) of approximately $650 million.  As a result of the decline in the bid market during this period, by the second quarter of 2004, the industry’s dredging fleet was under-utilized, particularly with respect to the hopper fleet.  As such, this led to intense competition and compressed margins for those projects that were bid, as the various industry participants strived to gain utilization for their equipment.  The Corps’ annual budgets have remained at similar levels over these recent years, so the reduction in bidding activity does not appear to be a result of reduced budget appropriations.  Based on discussions with Corps’ representatives and other observations within the industry, Company management attributes the slow-down to: 1) the diversion of Corps’ personnel and financial resources to the reconstruction efforts in Iraq, 2) the Corps’ internal administrative reorganization which may have delayed the specific districts’ efforts to request and receive funding, and 3) general uncertainty going into 2004 with respect to outcome of the 2004 elections and the impact on the fiscal year 2005 budget (which commenced September 1, 2004).  Therefore, while appropriations were at levels consistent with recent years, it did not appear that funds were actually being distributed to the various Corps’ districts for use on their projects. This was further supported by the Corps’ postponement of certain work in the Company’s backlog at the end of 2003 due to a lack of current funding.  Bidding activity accelerated in the second-half of 2004, but still reflected very competitive pricing.  With awards valued at over $500 million in the second half of the year, the 2004 full-year bid market totaled $738 million.  Thus, by year-end, the excess capacity within the industry was diminishing, but pricing has still been unpredictable in recent bids.  Management believes this is likely due to continued uncertainty surrounding the Corps’ ability to obtain funding for its authorized projects, given budgetary pressures brought about by the federal deficit and the U.S. military’s ongoing presence in Iraq.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The Company’s revenues for 2004 were $350.9 million, representing a decline of $47.9 million, or 12.0%, compared to 2003 revenues of $398.8 million.  The decline in revenues was driven by the reduction in domestic capital dredging revenue resulting from the Corps’ postponement of certain capital project work within the Company’s backlog, coupled with the reduction in bidding activity as discussed above. This impact was particularly evident in the second and third quarters of 2004, when the Company was unable to perform on certain projects in backlog due to the Corps’ funding constraints and was unable to take on sufficient new work to mitigate the situation due to the contraction in the domestic bid market and the intense competition for bids therein.  Therefore, the Company experienced a drop in equipment utilization and revenue in these quarters, particularly with respect to its hopper dredge operations.

The Company’s 2004 gross profit margin was 10.2%, which declined from the 2003 level of 17.7%. The decline in 2004’s gross profit margin was attributable to a number of factors, including: 1) the mix of projects performed during the year, some of which were at inherently lower margins given the competitive environment in which they were bid and some of which were negatively impacted by the hurricanes experienced primarily in the third quarter, 2) the impact of fixed costs relative to the reduced level of utilization for the year, and 3) approximately $6.0 million (or approximately 2% of 2004 revenues) of incremental depreciation expense resulting from the revaluation of the Company’s operating assets in connection with the sale of the Company in December of 2003.

Domestic capital dredging project revenues decreased $62.0 million, or 30.4%, to $141.7 million in 2004 from $203.7 million in 2003.  As mentioned above, the decrease resulted in part from the Corps’ postponement of capital project work within the Company’s backlog.  A portion of the work on the Company’s Brunswick and Wilmington Deep Port projects was deferred until the Corps has remaining funds available, expected to be in 2005 and 2006; therefore, the Company was unable to perform as much of this work in 2004 as originally anticipated.  Additionally, because very little capital work was bid in the second half of 2003 or first half of 2004, the Company did not take on new capital work which could be performed during the earlier part of 2004.  As bid activity and funding increased in the second half of 2004, the Company was able to perform more domestic capital project work. Therefore, the Company’s capital dredging revenues in the fourth quarter of 2004 actually exceeded the capital revenues in the same period of 2003, but this did not make up for the significant decline through the first nine months of 2004 resulting from the work deferrals and lack of new work.

The Company’s 2004 revenues from beach nourishment projects of $51.3 million were relatively consistent with the 2003 level of $47.9 million.  The 2004 beach bid market remained strong at approximately $110 million; however, the majority of the Company’s 2004 beach revenues were generated by projects in the Company’s backlog at the end of 2003.

Revenues from maintenance projects in 2004 increased $9.6 million, or 19.9%, to $58.0 million compared to $48.4 million in 2003. The annual maintenance dredging volume can vary depending on levels of Midwest precipitation experienced during the winter months, and the active hurricane season in 2004 may have created additional shoaling as well, since the 2004 annual market was somewhat larger than in recent years.

Revenues from foreign dredging operations in 2004 totaled $62.8 million, which is consistent with 2003 revenues of $60.9 million, as the Company incurred similar levels of utilization for its foreign-based fleet.

NASDI’s 2004 demolition revenues totaled $37.1 million, which was consistent with its 2003 revenues of $38.0 million.  The gross profit margin attributable to NASDI’s demolition business improved in 2004 to 16.8%, from 13.0% in 2003, due to the mix of projects performed and the benefit of salvage revenue realized on one of NASDI’s large infrastructure take-downs.

For the year ended December 31, 2004, general and administrative expenses totaled $33.5 million, compared to $27.9 million in 2003 (excluding $10.6 million of nonrecurring sale-related expenses).  The 2004 expenses include approximately $2.3 million of incremental legal and other costs related to the provision of documents in response to the Department of Justice’s subpoena and $1.3 million for the anticipated settlement cost of ongoing litigation against NASDI, as further described in Item 3, “Legal Proceedings.”  Additionally, in 2004, the Company incurred non-cash amortization of $4.2 million relating to intangible assets established in purchase accounting with respect to the Company’s sale in December 2003.  If not for these incremental costs, the Company’s savings in 2004 general and administrative expenses relative to 2003 would have been approximately $2.2 million, relating primarily to reductions in incentive pay and profit sharing expenses due to the Company’s reduced level of earnings in 2004.

The Company’s net interest expense for the year ended December 31, 2004 totaled $20.3 million compared to $20.7 million in 2003.  In connection with the sale of the Company in December 2003, the Company’s debt level increased to approximately $260 million at the beginning of 2004, compared to outstanding debt of approximately $160 million prior to the sale.  However, despite the increase in debt, cash interest expense has remained comparable due to the significantly lower interest rates on the new debt structure.  In 2003, the Company incurred additional financing costs of $13.1 million related to the early extinguishment of its former debt, including call and tender premiums to retire the old notes and the write-off of deferred financing costs related to its former debt.

As a result of its 2004 net operating loss, the Company generated an income tax benefit of $4.4 million.  In 2003, as a result of the significant tax deductions for the sale-related expenses, the Company had a loss for federal tax purposes that was carried back to earlier years resulting in no 2003 federal provision; therefore, the 2003 income tax expense of $1.3 million related primarily to current state and foreign taxes.

For the year ended December 31, 2004, the Company incurred a net loss of $11.1 million compared to a net loss of $1.6 million for the year ended December 31, 2003.  The 2004 net loss reflects the impact of incremental depreciation and amortization expense of approximately $10.0 million resulting from the revaluation of the Company’s assets and liabilities in connection with the sale of the Company in December 2003, as well as the impact of reduced margins and additional general and administrative expenses, as discussed previously.   The 2003 net loss was a result of the nonrecurring sale-related expenses mentioned previously.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The Company’s revenues for 2003 were $398.8 million, which compared to $362.6 million in 2002.  In 2003, domestic capital dredging revenues increased $81.5 million and represented 56.5% of the Company’s dredging revenue in 2003, as compared to 39.0% in 2002.  This increase was anticipated since domestic capital dredging revenues comprised over 70% of the Company’s 2002 year-end backlog.

The Company’s 2003 gross profit margin was 17.7%, which declined from the 2002 level of 18.8%.   Although domestic capital dredging work is typically performed at higher margins than foreign or other domestic dredging types of work, certain of the domestic capital dredging projects performed in 2003 had margins that were estimated at lower than historical levels for capital work, due to the specific characteristics of these projects.  For instance, both the Houston and Manatee Harbor port deepening projects included a subcontract component that did not reflect the same level of margins achieved on the dredging work, such that the overall project margin was diluted and appeared lower than average.  Additionally, due to continued competition in the demolition industry, NASDI experienced lower margins on certain of its demolition projects in 2003, which also contributed to the decline in the margin percentage on a consolidated basis.  The impact on 2003 margins by the capital dredging and demolition revenues was mitigated by stronger performance on certain beach and maintenance dredging projects executed in the 2003 period as compared to those performed in the 2002 period, which were more negatively impacted by weather conditions and mechanical delays.

The Company also completed another small capital project in 2003 to assist in planning for the Louisiana Coastal Restoration Plan, which may provide significant dredging opportunities over the next five to 10 years.  This was a $3.0 million sediment diversion project commissioned by the Corps in order to accumulate information on how quickly major diversions can rebuild the coastal marshes.

In 2003, revenues from beach nourishment projects decreased $39.5 million, or 45.2%, compared to 2002, as the Company’s dredging assets were highly utilized on capital dredging projects during the year. Although the level of beach revenues declined relative to 2002, the margin achieved by the beach nourishment projects performed in 2003 generally exceeded the margins of projects performed in 2002, since a number of the projects performed in 2002 were negatively impacted by weather conditions and mechanical delays.

Revenues from maintenance projects for the year ended December 31, 2003 decreased $2.9 million, or 5.7%, over 2002 but were consistent with typical maintenance dredging volume,

which varies depending on levels of Midwest precipitation experienced during the winter months as well as the Company’s available equipment capacity.

Revenues from foreign dredging operations in 2003 increased $8.6 million, or 16.5%, compared to 2002 and were generated predominantly by  the Company’s long-term project in Ghana, West Africa, which began in the first quarter of 2000 and was substantially complete by the end of 2003, and a terminal project in Bahrain, which began late in 2001 and continued through 2003.  In 2003, as part of the reconstruction efforts following the war in Iraq, the Company also successfully completed a $15.9 million dredging assignment in the port of Umm Qasr, the purpose of which was to enable aid ships to enter the port area to offload.

NASDI’s 2003 demolition revenues declined $11.5 million, or 23.3%, compared to 2002.  The decline in 2003 revenues was due to increased competition in the New England demolition market.  Management believes that certain demolition projects have been deferred due to the slow down in the economy over the past couple of years.

For the year ended December 31, 2003, the Company’s general and administrative expenses, excluding sale-related expenses, totaled $27.9 million, which decreased $1.9 million from the 2002 level of $29.8 million. The 2002 expenses included $1.3 million in discretionary bonuses paid to certain members of management for their efforts relating to the ongoing Chicago flood insurance litigation, which was conclusively settled in the second quarter of 2002.   In December of 2003, the Company incurred additional nonrecurring sale-related operating expenses of $10.6 million for advisory fees and discretionary bonuses paid to certain members of management in connection with the sale of the Company.

In connection with the sale of the Company in December, all of the former debt was paid off, including the Company’s $155 million of 11¼% senior subordinated notes due 2008.  As a result, in 2003 the Company incurred additional financing costs of $13.1 million related to the early extinguishment of its former debt, including call and tender premiums to retire the old notes and the write-off of deferred financing costs related to its former debt.

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

Bidding Activity and Backlog

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

Dredging.  The majority of the 2004 bid market, which totaled $738 million, was bid during the second half of the year.  This is a solid improvement over the 2003 bid market, which was lower than typical, totaling only $425 million, and compares favorably to the five-year average from 1998-2002 of $650 million.  The 2004 bid market includes the award of the $66 million Deep Port project in Brunswick that bid in 2002, but was not awarded until 2004.  After considering this project, the 2004 bid market concluded at a level on par with historical averages, and Great Lakes was the successful bidder on projects valued at approximately $319 million, representing 43% of the domestic bid market, in line with its historical market share (1999-2003) of 41%.

Given the volume of work bid throughout the latter half of 2004 and the Company’s success in winning its typical share of this work, the Company increased its dredging backlog at December 31, 2004 to $279.8 million, which is consistent with its backlog at September 30, 2004, and is significantly improved from its backlog at December 31, 2003 of $190.2 million.

Approximately two-thirds of the Company’s year-end dredging backlog, or $180.9 million, consists of Deep Port or other domestic capital dredging work, which will be substantially performed in 2005.  Seven Deep Port projects were bid and/or awarded in 2004 (including the Brunswick project which was bid in 2002 but not awarded until 2004), with a total value of $250 million.  Great Lakes won four of these projects, valued at $165 million.  Two other small Deep Port projects were also bid in 2004 and awarded to competitors.  The 2004 market also included other capital projects not funded by the Deep Port program valued at approximately $84 million; however the Company won only an inconsequential amount of this work.

The WRDA legislation, which provides authorization for the start or continuation of various projects in the Corps’ Deep Port program, has historically been enacted every other year.  However, presently the most recent WRDA legislation enacted was in 2000.  The proposed biannual updates were not passed by Congress in either 2002 or 2004.  The WRDA legislation is again expected to be reintroduced in 2005, with authorizations to continue the next deepening phases for the certain of the major ports.  Passage of a new WRDA Act is not crucial at this point, since the Corps continues to schedule and bid the Deep Port projects which have already been authorized under the 2000 WRDA or previous WRDA legislation.  The Deep Port projects currently underway are not fully functional until all parts of the channels are taken to their final depths, and the other authorized projects have been proven necessary to accommodate the deeper draft vessels in use throughout the world.  The Company does continue to follow the progress of the WRDA legislation, as it is important for future years’ bid markets.

Foreign capital backlog increased to $42.6 million at the end of 2004 compared to $30.3 million at the end of 2003, reflecting additions to backlog for a large LNG terminal project in Ocean Cay, Bahamas and a new land development project in Bahrain.

The 2004 beach nourishment bid market totaled $110 million, which is in line with the average beach bid market over the last five years of $105 million.  The Company won $30 million, or 27%, of this work, bringing the Company’s beach backlog to $23.2 million at December 31,

2004.  This was lower than the Company’s five-year historical average market share of 55% for beach work, given the extremely competitive pricing of the projects bid in 2004.  Due to the active hurricane season experienced in 2004, much of the work currently scheduled to bid is beach work, with projects valued in excess of $200 million identified for 2005 bidding.  The Corps’ fiscal year 2005 budget, as finally passed, included no federal funding appropriation for beach nourishment.  Therefore, the beach work which has recently come out for bid and that which is expected to bid in the near term is being funded by an emergency supplemental bill which identified $56 million for emergency beach restoration.  As noted previously, the Federal funding of shoreline protection has often been the target of administrations seeking to control spending; however, the congressional lobbies have typically been successful in restoring some level of funding, given the relative low-cost versus the justifiable benefits attributable to the tourism and development along their State’s coastlines.

The 2004 maintenance bid market totaled $292 million, which exceeded the average maintenance market over the previous five years of $208 million.  The Company’s share of the 2004 market was 31%, in line with its historical average, and included a $30 million multi-year contract.   The active storm season in 2004 may have created additional shoaling along certain of the navigational channels in the Southeast, leading to increased maintenance dredging requirements in 2004.

At December 31, 2004, the Company had dredging work pending award valued at $127.9 million.  This included low bids for a $26 million beach nourishment project in Broward County, Florida and additional work phases on the land development project in Bahrain, as well as options related to projects currently in backlog at year-end.  The revenue value of these low bids and options pending award will be reflected in the Company’s backlog upon execution of signed agreements for the work.

Demolition.  The Company’s demolition backlog at December 31, 2004 totaled $11.4 million, which compares to $10.6 million at December 31, 2003.  The 2004 year-end backlog includes three new projects each valued in excess of $1 million and a typical complement of mid-size projects. With an improved economy in the New England area and NASDI’s limited expansion into the Florida market, NASDI anticipates opportunities to bid on number of larger projects  over the next year, increasing the potential for improved margins in this segment.

Changes in Financial Condition

As discussed in the notes to the consolidated financial statements, the Company accounted for the acquisition by GLDD Acquisitions Corp. as a purchase, in accordance with SFAS No. 141, “Business Combinations.”  This resulted in a new basis of accounting, effective December 31, 2003, at which point the Company reflected its assets and liabilities at fair value.  The excess of the purchase price paid over the net assets acquired was allocated primarily to property and equipment and other intangible assets, and deferred taxes related thereto, with the remaining excess recorded as goodwill.

Liquidity and Capital Resources

Historical

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility (see Note 11, “Long-term Debt” in the Notes to the Consolidated Financial Statements).  The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash flows provided by operating activities for the year ended December 31, 2004 (Successor Basis) and years ended December 31, 2003 and 2002 (Predecessor Basis)  totaled $14.3 million, $25.5 million and $28.4 million, respectively.  The fluctuation in the Company’s operating cash flows was primarily due to the normal timing differences on the recognition and billing of revenues, relative to the current level of activity.  In 2004, the Company’s cash flows from operations benefited from the receipt of income tax refunds in connection with the payment of expenses related to the sale in December 2003.

The Company’s net cash flows used in investing activities for the year ended December 31, 2004 (Successor Basis) and years ended December 31, 2003 and 2002 (Predecessor Basis) were $9.5 million, $34.2 million and $17.2 million, respectively.  The use of cash relates primarily to equipment acquisitions, offset by proceeds on the sale of equipment.  In 2004, the Company incurred capital expenditures of $23.1 million.  This was offset by proceeds of $10.3 million, which included $4.6 million for a rock barge that was constructed in 2004 and then sold and leased back under an operating lease, $4.7 million for capital improvements on the Company’s mechanical dredges that were reimbursed and financed by the lessor, and proceeds for other miscellaneous equipment disposals.  In 2004, the Company also received distributions from its equity joint ventures totaling $1.9 million. In 2003, the Company incurred capital expenditures of $37.7 million, which included $15.3 million used to purchase two dredging vessels and certain ancillary equipment that were previously under an operating lease, as well as $3.6 million spent on construction of a barge, which was funded through a like-kind exchange transaction in connection with the sale of two tugboats in 2003, for which the Company received proceeds of $5.2 million.  In 2003, the Company also utilized $1.0 million to purchase 50% of a real estate interest related to its Amboy joint venture and received $1.2 million related to the sale of its investment in Riovia S.A., a joint venture formed to perform a dredging project in Argentina.  In 2002, the Company used $4.5 million to purchase the minority partner’s interests in NATCO Limited Partnership and North American Trailing Company.

The Company’s net cash flows used in financing activities for the year ended December 31, 2004 (Successor Basis) and the year ended December 31, 2002 (Predecessor Basis) were $5.6 million and $12.3 million, respectively, primarily related to scheduled payments under the Company’s senior credit facilities.  In 2004, the Company also made a voluntary prepayment under its term loan of $2.5 million and incurred financing fees of $1.1 million to obtain an amendment to its Credit Agreement and Equipment Term Loan (collectively, “Senior Credit Agreements”), as discussed below.  For the year ended December 31, 2003 (Predecessor Basis), the Company generated net cash flows from financing activities of $14.8 million, reflecting new borrowings of  $23.4 million under the Equipment Term Loan, which was used to refinance borrowings incurred under the former revolving credit facility, including $15.0 million in borrowings that were used to purchase certain dredging equipment which had previously been under operating lease, as mentioned above, offset by payments under its former term senior debt.

For the year ended December 31, 2003, the Company’s Successor Basis net cash flows reflected the impact of the sale of the Company in December 2003.  The Company’s net cash flow used in operations totaled $6.5 million for the payment of accrued interest on the Company’s former debt.  Successor Basis net cash flows used in investing activities were $149.1 million, reflecting the consideration paid to the Company’s former equity holders and related expenses in connection with the sale.  Successor Basis net cash flows from financing activities totaled $150.8 million which represented payments to extinguish the Company’s former debt, offset by proceeds from the issuance of new equity and new senior subordinated notes and bank debt also in connection with the sale.

Prospective

As a result of the sale of the Company in December 2003, the Company’s debt level increased to approximately $260 million. However, despite the increased debt level, the Company’s debt service requirements have been reduced due to lower interest rates on the new debt and reduced amortization requirements.  The Company anticipates cash interest expense of approximately $17.5 million annually, in the current interest rate environment, compared to $19 to $20 million annually in recent years.

The Company’s Credit Agreement contains various restrictive covenants. It prohibits the Company from prepaying other indebtedness, including the senior subordinated notes, and it requires the Company to satisfy financial condition tests and to maintain specified financial ratios, such as a maximum total leverage ratio, maximum senior leverage ratio, minimum interest coverage ratio and maximum capital expenditures.  It also prohibits the Company from declaring or paying any dividends and from making any payments with respect to the senior subordinated notes if it fails to perform its obligations under, or fails to meet the conditions of, the Credit Agreement or if payment creates a default under the Credit Agreement.  The Company’s bonding agreement and Equipment Term Loan contain similar restrictive covenants and financial condition tests.

Due to the reduction in the Company’s earnings, the Company sought an amendment from its senior lenders of the covenants in its Senior Credit Agreements to provide greater flexibility to work through this challenging period.  These agreements were amended effective September 30, 2004 to allow additional flexibility in the Company’s leverage and interest coverage ratios, including replacement of the total leverage ratio with a required minimum EBITDA, as defined in the Senior Credit Agreements, through 2005.  In exchange, the Company’s capital spending limits were reduced and the Company’s borrowing availability under its Credit Agreement was reduced to $45 million (with a sub-limit of $35 million for letters of credit and $15 million for revolver borrowings), until such time that the Company achieves certain defined financial measures.  The Company’s bonding agreement was also amended to revise the minimum net worth requirements.   At December 31, 2004, the Company was in compliance with all of the revised covenants.  The required minimum EBITDA levels under the revised Senior Credit Agreements are restrictive, but Company management believes they have positive relationships with the Company’s senior lenders, should it be necessary to request an additional amendment or waiver to the financial covenants.   However, if there is a future violation of any of the financial covenants and the Company is not successful in obtaining an additional amendment or waiver, a default would occur under the Company’s Senior Credit Agreements, which could result in a material adverse impact on the Company’s financial condition.

The indenture governing the senior subordinated notes, among other things: (1) restricts the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (2) prohibits certain restrictions on the ability of certain of the Company’s subsidiaries to pay dividends or make certain payments to it; and (3) places restrictions on its ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its  assets.  The indenture related to the senior subordinated notes and the Credit Agreement also contain various covenants that limit the Company’s discretion in the operation of its businesses.

In February 2004, the Company entered into an interest rate swap arrangement to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s senior subordinated notes.  At December 31, 2004, the fair value accounting for the swap resulted in $0.7 million of an additional non-cash charge to interest expense.   While this represents the current fair value of the swap arrangement based on the anticipated future rates, the Company did receive payments of approximately $0.5 million in 2004 on this swap arrangement, such that cash flow has been positively impacted to date.  The swap is not accounted for as a hedge, so the fair value is recorded directly to interest expense, thereby introducing potential income volatility on a quarter-by-quarter basis.

The Company has entered into operating lease agreements for certain dredging assets and office space, which require annual operating lease payments declining from $15 million to $11 million over the next five years.  See Note 14, “Lease Commitments” in the Notes to the Consolidated Financial Statements.  Additionally, the Company expects to incur annual maintenance expenses of approximately $26 million to $28 million.  Amounts expended for operating leases and maintenance expenses are charged to operations on an annual basis. Planned capital expenditures, which primarily include support equipment and equipment upgrades, are expected to require spending of approximately $13 million to $18 million annually, to the extent permitted by the Company’s revised Senior Credit Agreements.

Management believes that cash flows from operations combined with the revised availability under the revolver (which is part of the Credit Agreement mentioned above) will be sufficient to fund the Company’s operations, debt service and capital expenditures for the next year.  In 2004, the Company was able to reduce its discretionary capital and overhead spending in response to its reduced level of earnings, and would anticipate continuing to make such reductions should the earnings levels in subsequent years necessitate it.  The Company’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations at December 31, 2004.  Additional information related to these obligations can be found in Notes 11 and 14 to the Consolidated Financial Statements.

		Obligations coming due in year(s) ending:
	Total	2005	2006- 2008	2009- 2011	2012 and beyond
	(in millions)

Long term bank debt (1)	$79.4	$3.6	$10.8	$65.0	$—
Equipment term debt (1)	29.2	3.4	9.3	8.0	8.5
Senior subordinated notes (2)	297.1	13.6	40.7	40.7	202.1
Operating lease commitments	128.0	15.2	40.4	26.8	45.6
Capital lease obligations	1.9	0.7	1.2	—	—
Purchase obligations (3)	1.3	1.3	—	—	—

Total	$536.9	$37.8	$102.4	$140.5	$256.2

(1)  Includes cash interest calculated at weighted average borrowing rates at December 31, 2004, assuming required principal payments are made in accordance with the agreement terms.

(2)  Includes cash interest payments calculated at stated fixed rate of 7.75%.

(3)  At December 31, 2004, the Company had an outstanding obligation of $1.3 million related to a contract to build a new dump barge for a total cost of approximately $4.5 million.  Excluding construction of new assets which the Company undertakes from time to time, the Company typically does not have purchase obligations in excess of $1.0 million outstanding at any point of time.

Other Off-Balance Sheet and Contingent Obligations

The Company has guaranteed 50% the outstanding principal and interest of Amboy’s bank loan.  There were no amounts outstanding under this facility at December 31, 2004.  Additionally, the Company had outstanding letters of credit relating to foreign contract performance guarantees and insurance payment liabilities totaling $15.1 million at December 31, 2004.  All were undrawn at year-end.

The Company has granted liens on certain of its operating equipment with net book values at December 31, 2004 of $85.7 million, as security for borrowings under its Credit Agreement.  The Company’s Credit Agreement also contains provisions that require the Company to maintain certain financial ratios and restrict its ability to pay dividends, incur indebtedness, create liens, and take certain other actions.

The Company finances certain key vessels used in its operations with off-balance sheet lease arrangements with unrelated lessors, requiring annual rentals of $15 million to $11 million over the next five years.  These off-balance sheet leases contain default provisions, which are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception.  The tax indemnifications do not have a contractual dollar limit.

To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects.  The Company obtains its performance and bid bonds through a bonding agreement with Travelers, which has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $87.7 million at December 31, 2004. The bonding agreement also contains provisions that require the Company to maintain certain financial ratios and restrict its ability to pay dividends, incur indebtedness, create liens, and take certain other actions.  Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $5 to $10 million. At December 31, 2004, the Company had outstanding performance bonds valued at approximately $520 million; however, the revenue value remaining in backlog related to these projects totaled approximately $212 million.

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

Item  7A. – Quantitative and Qualitative Disclosures about Market Risk

A portion of the Company’s current dredging operations are conducted outside of the U.S.  In 2004 and 2003, 20% and 17%, respectively, of dredging contract revenues were attributable to overseas operations.  It is the Company’s policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available.  Forward currency exchange contracts, typically with durations of less than one year, are used to minimize the impact of foreign currency fluctuations on operations. The Company does not purchase forward exchange contracts for trading purposes and had no foreign currency forward contracts outstanding at December 31, 2004 or 2003.

The Company’s obligations under its Senior Credit Agreements expose its earnings to changes in short-term interest rates since interest rates on this debt are variable.  If the variable interest rates on the Company’s outstanding debt were to increase in 2005 by 10% from the rates at December 31, 2004, assuming scheduled principal payments are made, interest expense would increase by $0.5 million, compared to $0.1 million for 2004, measured as of December 31, 2003.

At December 31, 2004 and 2003, the Company had long-term senior subordinated notes outstanding with a recorded book value of $175.0 million.   The fair value of these notes, which bear interest at a fixed rate of 7.75%, was $157.9 million and $180.3 million at December 31, 2004 and 2003, respectively, based on quoted market prices.  Assuming a 10% decrease in interest rates from the rates at December 31, 2004 and 2003, the fair value of this fixed rate debt would have increased to $167.5 million and $189.7 million, respectively.

In February 2004, the Company entered into an interest rate swap arrangement to swap a notional amount of $50.0 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated notes.  The fair value of the swap at December 31, 2004 was $(0.7) million.  Assuming a 10% increase in interest rates at December 31, 2004, the fair value of the swap would decline to $(1.4) million.

A significant operating cost for the Company is diesel fuel, which represents approximately 6.6% of the Company’s costs of contract revenues.  The Company uses fuel commodity forward contracts, typically with durations of less than two years, to reduce the impacts of changing fuel prices on operations.  The Company does not purchase fuel hedges for trading purposes.  Based on the Company’s 2005 projected domestic fuel consumption, a ten cent increase in the average price per gallon of fuel would increase its fuel expense by approximately $0.9 million, after the effect of fuel commodity contracts in place as of December 31, 2004, compared to an estimated $0.5 million for 2004 measured as of December 31, 2003.  If the fuel forward rates underlying the outstanding fuel contracts increased by 10%, the fair value of these contracts would increase by $0.7 million and $0.4 million at December 31, 2004 and 2003, respectively.  At December 31, 2004 and 2003, the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to domestic dredging work in backlog, representing approximately 38% and 62% of its anticipated domestic fuel requirements for 2005 and 2004, respectively.

Item  8. – Financial Statements and Supplementary Data

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated March 25, 2005, are set forth on pages 54 to 86 inclusive, of this Report, and are hereby incorporated by reference into this Item.  Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Item  9. – Change In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A. –  Controls and Procedures

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

Item 9B. – Other Information

None.

Part III

Item 10. – Directors and Executive Officers

Set forth below are the names, ages and positions of the persons who serve as the directors and executive officers of the Company as of December 31, 2004:

Name

Age

Position

Douglas B. Mackie	52	President, Chief Executive Officer and Director
Richard M. Lowry	49	Executive Vice President and Chief Operating Officer
Deborah A. Wensel	43	Senior Vice President and Chief Financial Officer
William F. Pagendarm	55	Vice President – Division Manager
Steven F. O’Hara	50	Vice President – Division Manager
Bradley T. J. Hansen	51	Vice President – Division Manager
J. Christopher Gillespie	44	Vice President – International Operations
Kyle D. Johnson	43	Vice President – International Projects & Production Engineering
David E. Simonelli	48	Vice President – Manager of Technical Operations
John F. Karas	43	Vice President – Chief Estimator
Steven W. Becker	43	Plant Equipment Manager and Chief Mechanical Engineer
Leslie A. Braun	37	Financial Reporting Manager and Secretary
Donald J. Luce	42	Controller and Assistant Secretary
Samuel M. Mencoff	48	Non-executive Director
Thomas S. Souleles	36	Non-executive Director
Douglas S. Grissom	37	Non-executive Director

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

Steven F. O’Hara, Vice President & Division Manager—Clamshell

Mr. O’Hara has been a Vice President and Division Manager of the Company since 1988.  He joined the Company in 1978 as Cost Accountant.  He is a member of the Society of American Military Engineers.  Mr. O’Hara received a BS from the University of Illinois.

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

Leslie A. Braun, Financial Reporting Manager and Secretary

Ms. Braun joined the Company in 1999 as Financial Reporting Manager and was appointed Secretary in 2000. Ms. Braun is a Certified Public Accountant and holds a B.S. degree in Accounting from University of Virginia and a MBA from Virginia Commonwealth University.

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

Samuel M. Mencoff, Director

Mr. Mencoff became a director of the Company upon completion of the acquisition by MDP in December 2003.  Mr. Mencoff has been employed principally by Madison Dearborn since 1993 and currently serves as Co-President.  From 1987 until 1993, Mr. Mencoff served as Vice President of First Chicago Venture Capital.  Mr. Mencoff is a member of the board of directors of Buckeye Technologies, Inc., Packaging Corporation of America, Jefferson Smurfit Group Limited plc, and Boise Cascade Holdings, L.L.C.

Thomas S. Souleles, Director

Mr. Souleles became a director of the Company upon completion of the acquisition by MDP in December 2003.  Mr. Souleles has been employed principally by Madison Dearborn since 1995 and currently serves as a Managing Director.  Mr. Souleles is a member of the board of directors of Packaging Corporation of America, Jefferson Smurfit Group Limited plc, Boise Cascade Holdings, L.L.C, and Magellan Midstream Partners, L.P.

Douglas C. Grissom, Director

Mr. Grissom became a director of the Company upon completion of the acquisition by MDP in December 2003.  Mr. Grissom has been employed principally by Madison Dearborn since 1999 and currently serves as a Director.  Prior to 1999, Mr. Grissom was employed by Bain Capital, Inc. Mr. Grissom is a member of the board of directors of Cbeyond Communications, LLC and Intelsat, Ltd.

All of the Company’s stock is owned by GLDD Acquisitions Corp.  The board of directors of Great Lakes is the same as the board of directors of GLDD Acquisitions Corp.  Pursuant to a management equity agreement, entered into among members of Great Lakes’ senior management who acquired securities of GLDD Acquisitions Corp. in connection with the sale of the Company (the “management investors”) and Madison Dearborn and certain of its affiliates and co-investors (the “MDP investors”), the management investors and the MDP investors have agreed to vote any voting securities of GLDD Acquisitions Corp. over which they have voting control to elect and continue in office, a board of directors of GLDD Acquisitions Corp. consisting of five members composed of up to four persons designated by the MDP investors and Douglas B. Mackie, as long as he serves as GLDD Acquisitions Corp.’s chief executive officer.  There are no family relationships between any of the executive officers or directors of the Company.

The Company’s board of directors has the power to appoint officers.  Each officer will hold office for the term determined by the Company’s board of directors and until such person’s successor is chosen and qualified or until such person’s death, resignation or removal.

Audit Committee

Great Lakes is not required to have a separately-designated standing Audit Committee composed of independent directors, as its securities are not listed on a national securities exchange.  However, on February 17, 2004, the Company’s board of directors established a separately-designated standing Audit Committee, with Messrs. Mencoff, Souleles and Grissom serving as committee members.  The board of directors has determined that each of Messrs. Mencoff, Souleles and Grissom is an audit committee financial expert, as such term is defined in the Securities Exchange Act of 1934, as amended.  Each of Messrs. Mencoff, Souleles and Grissom is employed by Madison Dearborn, a private equity investment firm affiliated with the Company’s controlling stockholder, and is therefore not independent.

Code of Ethics

The Company has adopted a written code of ethics that applies all of its employees, including its principal executive officer, principal financial officer, controller, and persons performing similar functions.  The Company’s code of ethics has been filed as an exhibit hereto.  The Company intends to make all required disclosures concerning any amendment to, or waivers from, its code of ethics in a Current Report on Form 8-K.

Item 11. – Executive Compensation

The following table sets forth certain information regarding the compensation for 2004, 2003 and 2002 of Great Lakes’ Chief Executive Officer and the next four highest paid executive officers of the Company (collectively, the “Named Executive Officers”):

		Annual Compensation		All Other
Name and Principal Position	Year	Salary	Bonus (1)	Compensation (2)

Douglas B. Mackie, President
and Chief Executive Officer	2004	$378,000	$—	$116,636
	2003	378,000	357,233	154,335
	2002	366,000	416,325	646,552	(5)
Richard M. Lowry, Executive Vice
President and Chief Operating Officer	2004	340,000	—	101,902
	2003	331,000	312,820	130,469
	2002	320,000	364,000	556,182	(5)
Deborah A. Wensel, Senior Vice President
Chief Financial Officer and Treasurer	2004	197,000	35,000	126,471	(3)
	2003	192,000	116,649	431,549	(4)
	2002	172,000	125,775	170,994	(5)
William F. Pagendarm, Vice President
and Division Manager	2004	169,000	13,000	27,598
	2003	166,000	50,000	39,075
	2002	161,000	60,000	103,027	(5)
Bradley T.J. Hansen, Vice President
and Division Manager	2004	163,000	13,000	27,010
	2003	160,000	50,000	37,599
	2002	155,000	60,000	103,060	(5)

(1)               Attributable to the reported year, but paid in the subsequent year.

(2)               Unless otherwise indicated, amounts represent employer matching contributions and profit sharing contributions under Great Lakes’ 401(k) plan and payment of lost 401(k) benefit due to IRS limitations.

(3)               Includes forgiveness of a loan (related to prior year’s purchase of the Company’s stock) and related interest totaling $81,435.

(4)               Includes a bonus of $374,926 paid pursuant to the terms of the bonus compensation plan adopted with respect to the sale of the Company in 2003.

(5)               Includes discretionary bonus related to successful resolution of the Chicago flood insurance litigation, which was conclusively settled in 2002, in the following amounts: Mr. Mackie, $495,000; Mr. Lowry, $429,000; Ms. Wensel, $99,000; Mr. Pagendarm, $66,000; and Mr. Hansen, $66,000.

Option/SAR Grants in Last Fiscal Year

The Company does not issue options or stock appreciation rights.  Therefore, no stock options were granted to the Named Executive Officers for the year ended December 31, 2004, and none of the Named Executive Officers held any options at year-end or exercised any options during 2004.

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

Mr. Mackie’s 2004 base salary under his employment agreement was $378,000, which is subject to annual increase as determined by the Compensation Committee, and benefits as provided from time to time by the Company to its senior executives.  In the event Mr. Mackie resigns for good reason (defined to include, among other things, a material breach of the employment agreement by the Company) or the employment agreement is otherwise terminated by the Company for any reason other than cause, death or permanent disability, Mr. Mackie will be entitled to receive severance compensation in the amount equal to the sum of (a) Mr. Mackie’s current annual base salary and (b) a bonus calculated by multiplying current base salary by the average percentage of Mr. Mackie’s base salary represented by the bonuses Mr. Mackie received during the term of the employment agreement.

During the term of the employment agreement and for one year thereafter, Mr. Mackie is prohibited from directly or indirectly carrying on, engaging or having a financial interest in any business which is in material competition with the business of the Company.

The Company has also entered into an employment agreement with Richard M. Lowry which contains terms substantially similar to Mr. Mackie’s employment agreement, other than the amount of base salary and the office held.  Mr. Lowry’s 2004 base salary under his employment agreement was $340,000.

Compensation of Directors

To the extent any future directors are neither employees of the Company nor the Company’s equity investors, such directors may receive fees.

Compensation Committee Interlocks and Insider Participation

The Company established a Compensation Committee on February 17, 2004, consisting of Messrs. Mencoff, Souleles and Grissom.   The principal function of the Compensation Committee shall be to review and recommend to the board of directors, policies, practices and procedures relating to the compensation of managerial employees and the establishment and administration of employee benefit plans.  During the year ended December 31, 2004, no executive officer of the Company served as a member of the Compensation Committee or board of directors of another entity in which one of the executive officers of such entity served as a member of the Company’s Compensation Committee or board of directors.

Item  12. – Security Ownership of Certain Beneficial Owners and Management

Great Lakes Dredge & Dock Corporation is a wholly-owned subsidiary of GLDD Acquisitions Corp. GLDD Acquisitions Corp. was formed in connection with the Company’s acquisition by Madison Dearborn Capital Partners IV, L.P. and certain co-investors and members of the Company’s management in December 2003. The total amount of authorized capital stock of GLDD Acquisitions Corp. consists of 1,500,000 shares of common stock, 90,000 shares of Series A Preferred Stock and 10,000 shares of Series B Preferred Stock. As of December 31, 2004, GLDD Acquisitions Corp. had the following number of shares outstanding: 1,000,000 shares of common stock, 77,500 shares of Series A Preferred Stock and 9,500 shares of Series B Preferred Stock.  As compared to the common stock, the shares of Series A Preferred Stock and Series B Preferred Stock have a preference on distributions, entitling them to the payment of any accrued preferred dividend (which accrues daily at a rate of 8% per year) plus all accumulated and unpaid dividends thereon (accumulated biannually).  Additionally, each holder of Series A Preferred Stock or Series B Preferred Stock is entitled to the return of the original capital contribution made for the shares before distributions, other than tax distributions, may be made with regard to the common stock.  The common stock is the only class of equity capital entitled to vote on matters submitted to a vote.

The following table sets forth certain information with respect to the beneficial ownership of GLDD Acquisitions Corp.’s common stock as of December 31, 2004, by (1) each person whom we know to own beneficially more than five percent of the outstanding shares of GLDD Acquisitions Corp.’s common stock; (2) each of GLDD Acquisitions Corp.’s directors and named executive officers; and (3) all of GLDD Acquisitions Corp.’s directors and executive officers as a group. Unless otherwise stated, each of the persons in the table has sole voting and investment power with respect to the securities beneficially owned.

	Beneficially Owned
	Number of Shares of Common Stock	Percentage of Common Stock

Madison Dearborn (1)(2)	847,262	84.7%
Douglas B. Mackie (3)(4)	31,900	3.2%
Richard M. Lowry (3)	31,900	3.2%
Deborah A. Wensel (3)	17,000	1.7%
William F. Pagendarm (3)	6,000	0.6%
Bradley T.J. Hansen (3)	6,000	0.6%
Samuel M. Mencoff (1)(5)	—	—
Thomas S. Souleles (1)(5)	—	—
Douglas C. Grissom (1)(5)	—	—
All directors and executive officers as a group (16 persons)	124,400	12.4%

(1)          The address for each of Madison Dearborn Capital Partners IV, L.P. (“MDP”) and Messrs. Mencoff, Souleles, and Grissom is c/o Madison Dearborn Partners, LLC, 70 W. Madison Street, Suite 3800, Chicago, Illinois 60602.

(2)          Includes: 843,045 shares directly owned by MDP and 4,217 shares directly owned by Special Co-Invest Partners I (“Co-Invest”).   Madison Dearborn Partners, IV (“MDP IV”) is the general partner of MDP and Madison Dearborn Partners, LLC (“MDP LLC”) is the general partner of MDP IV.   MDP IV and MDP LLC may therefore be deemed to have shared voting and dispositive power with respect to all of the shares owned by MDP.   William S. Kirsch is the general partner of Co-Invest and may therefore be deemed to have shared voting and dispositive power with respect to all of the shares owned by Co-Invest.  Mr. Kirsch disclaims beneficial ownership of the shares held of record by Co-Invest, except to the extent of any pecuniary interest therein.  The address for each of MDP IV, MDP LLC, Co-Invest and Mr. Kirsch is c/o Madison Dearborn Partners, LLC, 70 W. Madison Street, Suite 3800, Chicago, Illinois 60602.

(3)          The address for each of Messrs. Mackie, Lowry, Pagendarm and Hansen and Ms. Wensel is c/o Great Lakes Dredge & Dock Corporation, 2122 York Road, Oak Brook, Illinois 60523.

(4)          Includes 10,000 shares held by family trusts established for the benefit of the children of Mr. Mackie.

(5)          Messrs. Mencoff and Souleles are managing directors of MDP LLC, the general partner of MDP IV, which in turn is the general partner of MDP.  As a result, Messrs. Mencoff and Souleles may be deemed to share beneficial ownership of the shares owned by MDP.  Mr. Grissom is employed by MDP LLC and has a pecuniary interest in the shares held by MDP.  Each of Messrs. Mencoff, Souleles and Grissom disclaims beneficial ownership of the shares held of record by MDP, except to the extent of any pecuniary interest therein.

Item  13. – Certain Relationships and Related Transactions

In connection with the sale of the Company in December 2003, the Company entered into a management equity agreement, a subscription agreement and a registration rights agreement, as further described below.

Management Equity Agreement

In connection with the sale, the management investors entered into a management equity agreement pursuant to which they acquired certain shares of GLDD Acquisitions Corp.’s common stock and Series B preferred stock, which are collectively referred to as the ‘‘GLDD shares.’’   Shares of common stock owned by the management investors and all other securities received on account of the ownership of such shares, which are referred to as the ‘‘incentive shares,’’ are subject to vesting as follows: 20% in December 2004; 20% in December 2005; 20% in December 2006; 20% in December 2007; and 20% in December 2008.  Subject to certain conditions, vesting on the incentive shares is subject to acceleration in the event of a sale of GLDD Acquisitions Corp. and such shares are subject to repurchase by GLDD Acquisitions Corp. in the event that any management investor ceases to be employed by the Company.  Subject to certain exceptions, transfers by management require the prior consent of GLDD Acquisitions Corp.’s board of directors.   GLDD Acquisitions Corp. is granted certain rights of first refusal in connection with certain sales of GLDD Acquisition Corp. shares by any of the management investors or their permitted assigns.  The MDP investors and the management investors have agreed to vote any voting securities of GLDD Acquisitions Corp. over which they have voting control and will take all other necessary or desirable actions within their control to elect and continue in office, boards of directors of GLDD Acquisitions Corp. consisting of five members composed of up to four persons designated by the MDP investors and Douglas B. Mackie, as long as he serves as GLDD Acquisitions Corp.’s chief executive officer. The management investors also agree to certain other voting arrangements in favor of actions taken by the MDP investors.  This agreement also contains preemptive rights in favor of the management investors and participation rights with respect to certain sales by the MDP investors.

Subscription Agreement

Under the subscription agreement that was entered into in connection with the sale, the MDP investors acquired shares of GLDD Acquisitions Corp.’s common stock and Series A preferred stock for an aggregate purchase price of $97.0 million (less the amount of the equity purchased by the management investors).   The parties to the subscription agreement agreed to vote any voting securities of GLDD Acquisitions Corp. over which they have voting control in the manner in which Madison Dearborn directs in connection with approval of any amendment to GLDD Acquisitions Corp.’s certificate of incorporation or bylaws; any merger, combination or consolidation of GLDD Acquisitions Corp.; the sale, lease or exchange of all or substantially all of GLDD Acquisitions Corp.’s assets; or the reorganization, recapitalization, liquidation or winding-up of any of GLDD Acquisitions Corp. or its subsidiaries. Subject to certain exceptions, the subscription agreement prohibits any party from transferring any of its shares without the prior written consent of Madison Dearborn. Under the terms of the subscription agreement, unless otherwise agreed to by the holders of a majority of the common stock of GLDD Acquisitions Corp., GLDD Acquisitions Corp. will be required to comply with certain covenants including, but not limited to, providing various financial statements and other information to the parties, and will be subject to certain restrictions including, but not limited to, the payment of dividends, the incurrence of debt and certain fundamental corporate transactions.

Registration Rights Agreement

In connection with the sale, the management investors and the MDP investors entered into a registration rights agreement with GLDD Acquisitions Corp. Under the registration rights agreement, the holders of at least a majority of the registrable securities held by the MDP investors have the right at any time, subject to certain conditions, to require GLDD Acquisitions Corp. to register any or all of its securities under the Securities Act on Form S-1, Form S-2 or Form S-3 at GLDD Acquisitions Corp.’s expense.  Each of these types of registrations is referred to as ‘‘demand registrations.’’  All holders of registrable securities are also entitled to request the inclusion of their securities in any registration statement at GLDD Acquisitions Corp.’s expense whenever GLDD Acquisitions Corp. proposes to register any offering of its equity securities (other than pursuant to a demand registration).

Management Loan

In January 2004, the Company forgave a loan to Deborah Wensel, Chief Financial Officer, relating to a prior year purchase of Company stock.  The outstanding balance under the loan, along with related interest, totaled $81,435.

Item 14. – Principal Accounting Fees and Services

The Company paid the following professional fees to its principal independent accountants, Deloitte & Touche LLP, for the years ended December 31, 2004 and 2003:

	Paid for the year ending December 31,
	2004	2003
	(in thousands)

Audit Fees (1)	$630.3	$495.1
Audit-Related Fees (2)	117.0	321.8
Tax Fees (3)	168.2	115.4
All Other Fees (4)	—	—

Total	$915.5	$932.3

(1)                   Audit fees include fees for services related to the Company’s annual audits and quarterly reviews performed in accordance with generally accepted accounting standards.  In 2004, the Company also paid $60,000 for the auditors’ review of the accounting for the 2003 sale of the Company.

(2)                   Audit-related fees in 2004 include $97,000 for the auditors' review of the S-4 registration statement related to the senior subordinated notes.  In 2003, the Company also paid fees of $303,800 for the auditors' issuance of a comfort letter and review of documents related to the sale of the Company and the 144A offering of senior subordinated notes.  The audit-related fees also include fees for audit of the Company's two 401(k) employee benefit plans in 2004 and 2003.

(3)                   Tax fees primarily include fees for tax planning and compliance related to the Company’s international operations, individual tax advice and return preparation for expatriate employees, and other tax advice related to specific non-routine transactions.

(4)                   The Company paid no fees to its principal independent accountants for other services.

Pre-Approval Policy for Independent Accountant Services

The Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by Great Lakes’ independent accountants.  From time to time, however, circumstances may arise when it may become necessary to engage the independent accountants for additional services not contemplated in the original pre-approval.  In those instances, the Audit Committee may also pre-approve services on a case-by-case basis.  The Audit Committee may delegate pre-approval authority to one or more of its members.   For the year ended December 31, 2004, the Audit Committee pre-approved all such audit and non-audit services, including tax services, provided by the independent accountants.

Part IV

Item  15. – Exhibits, Financial Statements Schedules

(a)  Documents filed as part of this report

1.              Consolidated Financial Statements

The consolidated financial statements listed below are set forth on pages 54 to 85 inclusive, of this Report and are incorporated by reference in Item 8 of this Report.

Great Lakes Dredge & Dock Corporation:

2.              Financial Statement Schedules

The Report of J.H. Cohn LLP, independent public accountants, on the financial statements of Amboy Aggregates for the years ended December 31, 2003 and 2002 is presented on page 86 and incorporated by reference herein.  All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

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
Douglas B. Mackie President, Chief Executive Officer and Director Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ Douglas B. Mackie	March 30, 2005	President, Chief Executive
Douglas B. Mackie		Officer and Director

/s/ Deborah A. Wensel	March 30, 2005	Senior Vice President,
Deborah A. Wensel		Chief Financial Officer
and Treasurer

/s/ Samuel M. Mencoff	March 30, 2005	Director
Samuel M. Mencoff

/s/ Thomas S. Souleles	March 30, 2005	Director
Thomas S. Souleles

/s/ Douglas C. Grissom	March 30, 2005	Director
Douglas C. Grissom

EXHIBIT INDEX

Number	Document Description

2.1

Amended and Restated Agreement and Plan of Merger dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., GLDD Merger Sub, Inc. and Vectura Holding Company LLC. (1)

3.1	Restated Certificate of Incorporation of the Company. (2)
3.2	Bylaws of the Company. (2)
4.1	Indenture, dated as of December 22, 2003, by and among GLDD Merger Sub, Inc. and BNY Midwest Trust Company, as trustee. (1)
4.2	Supplemental Indenture, dated as of December 22, 2003, by and among Great Lakes Dredge & Dock Corporation, the guarantors party thereto and BNY Midwest Trust Company, as trustee. (1)
4.3	Amendment to Indenture, dated as of January 30, 2004, by and among Great Lakes Dredge & Dock Corporation, and BNY Midwest Trust Company, as trustee (4)
4.4	Supplemental Indenture, dated as of February 27, 2004, by and among Great Lakes Dredge & Dock Corporation, the guarantors party thereto and BNY Midwest Trust Company, as trustee (4)
4.5	Form of 7 3/4% Senior Subordinated Note due 2013 (7)
4.6	Form of Guarantee to be issued by the Guarantors of the securities to be issued in this Exchange Offer subject to this Registration Statement (7)
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
10.6

Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (1)

10.7

Amendment No. 1 to Credit Agreement, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, and Bank of America, N.A., as issuer of the Letters of Credit and as representative of the Lenders. (3)

10.8

First Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (3)

10.9

First Amendment to Credit Agreement and Guaranty, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Company, Great Lakes Dredge & Dock Corporation and General Electric Capital Corporation. (3)

10.10	Employment Agreement between the Company and Douglas B. Mackie † (5)
10.11	Employment Agreement between the Company and Richard Lowry † (6)
10.12	Summary of Oral Employment Agreements with Named Executive Officers. † *
10.13	Annual Cash Bonus Plan. † *
10.14	401(k) Savings Plan † *
10.15	401(k) Lost Benefit Plan. † *
12.1	Ratio of Earnings to Fixed Charges. *
14.1	Code of Business Conduct and Ethics. (2)
21.1	Subsidiaries of the Registrant. *
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)                                  Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2004.

(2)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2004.

(3)                                  Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2004.

(4)                                  Incorporated by reference Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on March 31, 2004.

(5)                                  Incorporated by reference Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on September 29, 1998.

(6)                                  Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on December 14, 1998.

(7)                                  Included as part of Exhibit 4.1 to this Annual Report on Form 10-K.

*                                         Filed herewith.

†                                          Compensatory plan or arrangement.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company has not sent any annual report covering the Company’s fiscal year ended December 31, 2004 or proxy statement, form of proxy or other proxy soliciting material to its security holders.  No such report or proxy material is expected to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Great Lakes Dredge & Dock Corporation

Oak Brook, Illinois

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company”) as of December 31, 2004 and 2003 (successor), the related consolidated statement of operations for the year ended December 31, 2004 (successor), the related consolidated statements of operations for each of the two years ended December 31, 2003 (predecessor), the consolidated statements of stockholder’s equity, and cash flows for the years ended December 31, 2004 and 2003 (successor), and the consolidated statements of stockholders’ equity and cash flows for each of the two years ended December 31, 2003 (predecessor).  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of Amboy Aggregates (“Amboy”) joint venture for the years ended December 31, 2003 and 2002, the Company’s investment in which is accounted for using the equity method.  The Company’s equity of $6.5 million in Amboy’s net assets at December 31, 2003 and $1.0 million and $(0.4) million in Amboy’s net income (loss) for each of the two years in the period ended December 31, 2003, are included in the accompanying financial statements.  The financial statements of Amboy were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such joint venture, is based solely on the report of such other auditors for the two years in the period ended December 31, 2003.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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
March 25, 2005

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(in thousands, except share and per share amounts)

	Successor Basis
	2004	2003
ASSETS
Current assets:
Cash and equivalents	$1,962	$2,775
Accounts receivable, net	65,762	64,869
Contract revenues in excess of billings	12,439	11,236
Inventories	16,497	13,603
Prepaid expenses	4,274	4,756
Other current assets	11,380	16,422
Total current assets	112,314	113,661

Property and equipment, net	256,594	264,132
Goodwill	103,563	103,917
Other intangible assets, net	3,267	7,441
Inventories	11,278	10,968
Investments in joint ventures	7,965	7,551
Other	13,654	15,274
Total assets	$508,635	$522,944

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$46,770	$36,991
Accrued expenses	17,676	15,456
Billings in excess of contract revenues	6,706	8,808
Current maturities of long-term debt	1,950	1,950
Total current liabilities	73,102	63,205

Long-term debt	252,300	256,750
Deferred income taxes	90,429	96,626
Other	5,314	7,632
Total liabilities	421,145	424,213

Minority interests	1,599	1,731
Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares issued and outstanding in 2004 and 2003	—	—
Additional paid-in capital	97,000	97,000
Accumulated deficit	(11,087)	—
Accumulated other comprehensive loss	(22)	—
Total stockholder’s equity	85,891	97,000
Total liabilities and stockholder’s equity	$508,635	$522,944

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2004, 2003 and 2002

(in thousands)

	Successor Basis	Predecessor Basis
	2004	2003	2002

Contract revenues	$350,862	$398,800	$362,602
Costs of contract revenues	314,940	328,196	294,555

Gross profit	35,922	70,604	68,047

General and administrative expenses	25,473	27,867	29,841
Amortization of intangible assets	4,174	—	—
Subpoena-related expenses	2,317	—	—
Demolition litigation expense	1,275	—	—
Sale-related expenses	273	10,635	—

Operating income	2,410	32,102	38,206

Other income (expense):
Interest expense, net	(20,334)	(20,717)	(21,134)
Sale-related financing costs	—	(13,113)	—
Equity in earnings (loss) of joint ventures	2,339	1,422	(49)
Minority interests	132	28	400

Income (loss) before income taxes	(15,453)	(278)	17,423

Income tax benefit (provision)	4,366	(1,318)	(4,423)

Net income (loss)	$(11,087)	$(1,596)	$13,000

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

Years ended December 31, 2004, 2003 and 2002

(in thousands, except share amounts)

							Accumulated		Note
	# of Shares				Additional		Other		Receivable
	Preferred	Common	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury	From
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Stockholder	Total
Predecessor Basis
Balance at January 1, 2002	45,000	5,000,000	$1	$50	$50,457	$(75,787)	$(407)	$(222)	$(86)	$(25,994)

Issuance of treasury stock								60		60
Repayment on note receivable from stockholder									18	18
Comprehensive income:
Net income						13,000				13,000
Reclassification of derivative gains to earnings (net of tax of $326)							(512)			(512)
Change in fair value of derivatives (net of tax of $652)							1,022			1,022
Total comprehensive income	—	—	—	—	—	—	—	—	—	13,510
Balance at December 31, 2002	45,000	5,000,000	1	50	50,457	(62,787)	103	(162)	(68)	(12,406)

Repayment on note receivable from stockholder									68	68
Reverse stock split (1 for 100)		(5,000,000)								—
		50,000								—
Comprehensive income:
Net loss						(1,596)				(1,596)
Reclassification of derivative gains to earnings (net of tax of $625)							(970)			(970)
Change in fair value of derivatives (net of tax of $759)							1,176			1,176
Total comprehensive income										(1,390)
Effect of Transaction on Predecessor Basis	(45,000)	(50,000)	(1)	(50)	(50,457)	64,383	(309)	162	—	13,728
Balance at December 31, 2003	—	—	$—	$—	$—	$—	$—	$—	$—	$—

Successor Basis
Issuance of new shares to GLDD Acquisitions Corp.	—	1,000	$—	$—	$97,000	$—	$—	$—	$—	$97,000
Balance at December 31, 2003	—	1,000	—	—	97,000	—	—	—	—	97,000

Comprehensive income (loss):
Net loss						(11,087)				(11,087)
Reclassification of derivative gains to earnings (net of tax of $1,062)							(1,654)			(1,654)
Change in fair value of derivatives (net of tax of $1,048)							1,632			1,632
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(11,109)
Balance at December 31, 2004	—	1,000	$—	$—	$97,000	$(11,087)	$(22)	$—	$—	$85,891

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Periods ended December 31, 2004, 2003 and 2002

(in thousands)

	Successor Basis		Predecessor Basis
	Jan 1 - Dec 31, 2004	December 31, 2003	Jan 1 - Dec 31, 2003	Jan 1 - Dec 31, 2002
OPERATING ACTIVITIES
Net income (loss)	$(11,087)	$—	$(1,596)	$13,000
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	26,853	—	16,294	15,915
Loss (earnings) of joint ventures	(2,339)	—	(1,422)	49
Minority interests	(132)	—	(28)	(400)
Deferred income taxes	(6,388)	—	3,906	(101)
Gain on dispositions of property and equipment	(394)	—	(2,506)	(448)
Other, net	1,729	—	5,660	(36)
Changes in assets and liabilities:
Accounts receivable	(893)	—	(12,744)	(21,718)
Contract revenues in excess of billings	(1,203)	—	1,816	10,163
Inventories	(3,204)	—	(1,461)	410
Prepaid expenses and other current assets	4,252	—	(771)	2,572
Accounts payable and accrued expenses	11,963	(6,458)	17,187	2,972
Billings in excess of contract revenues	(2,102)	—	(2,107)	6,042
Other non-current assets and liabilities	(2,773)	—	3,229	—
Net cash flows from operating activities	14,282	(6,458)	25,457	28,420

INVESTING ACTIVITIES
Purchases of property and equipment	(23,085)	—	(37,650)	(18,345)
Dispositions of property and equipment	10,261	—	5,840	5,598
Cash released from (funded to) equipment escrow	876	—	(2,451)	—
Distributions from equity joint ventures	1,925	—	—
Acquisition of Predecessor common and preferred shares	527	(129,142)	—	—
Payment of sale-related expenses	—	(19,994)	—	—
Disposition of interest in Riovia investment	—	—	1,200	—
Equity investment in land	—	—	(1,047)	—
Purchase portion of minority interests’ share in NASDI	—	—	(75)	—
Purchase of minority partner’s share in NATCO Limited
Partnership and North American Trailing Company	—	—	—	(4,500)
Net cash flows from investing activities	(9,496)	(149,136)	(34,183)	(17,247)

FINANCING ACTIVITIES
Repayments of long-term debt	(4,450)	(1,762)	(9,238)	(11,000)
Borrowings under (repayments of) revolving loans, net	—	(5,000)	1,000	(1,000)
Repayment of NASDI stockholder notes	—	(3,000)	—	—
Proceeds from issuance of new long-term debt	—	60,300	23,400	—
Proceeds from issuance of 7¾% senior subordinated notes	—	175,000	—	—
Redemption of 11¼% senior subordinated notes	—	(155,000)	—	—
Proceeds from issuance of Successor common shares	—	94,309	—	—
Financing fees	(1,149)	(14,050)	(388)	(325)
Other	—	—	68	18
Net cash flows from financing activities	(5,599)	150,797	14,842	(12,307)
Net change in cash and equivalents	(813)	(4,797)	6,116	(1,134)
Cash and equivalents at beginning of period	2,775	7,572	1,456	2,590
Cash and equivalents at end of period	$1,962	$2,775	$7,572	$1,456

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$17,483	$6,458	$19,286	$19,677
Cash paid (refunded) for taxes	$(5,013)	$—	$6,286	$6,677

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

On December 22, 2003, Madison Dearborn Capital Partners IV, L.P. (MDP), an affiliate of Chicago-based private equity investment firm Madison Dearborn Partners, LLC, acquired control of Great Lakes from its former owner, Vectura Holding Company LLC (Vectura), for approximately $362 million, including fees and expenses, in a transaction accounted for as a purchase (the Transaction). The acquisition was effected by a new company established for this purpose, GLDD Acquisitions Corp., which now owns 100% of the equity securities of Great Lakes Dredge & Dock Corporation.  Certain members of Great Lakes’ management own approximately 15% of the outstanding common stock of GLDD Acquisitions Corp. and MDP and certain of its co-investors own the remaining 85%.  See Note 2 for a description of the Transaction.

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of Great Lakes Dredge & Dock Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.  The equity method of accounting is used for investments in unconsolidated investees in which the Company has significant influence.   Other investments, if any, are carried at cost.

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

Revenue and cost recognition on contracts

Substantially all of the Company’s contracts for dredging services are fixed-price contracts, which provide for remeasurement based on actual quantities dredged.  The majority of the Company’s demolition contracts are also fixed-price contracts, with others managed as time-and-materials or rental projects.  In accordance with the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for the Performance of Construction-Type and Certain Production-Type Contracts,” contract revenues are recognized under the percentage-of-completion method, based on the Company’s engineering estimates of the physical percentage completed for dredging projects and using a cost-to-cost approach for demolition projects.  For dredging projects, costs of contract revenues are adjusted to reflect the gross profit percentage expected to be achieved upon ultimate completion of each dredging project.  For demolition contracts, contract revenues are adjusted to reflect the estimated gross profit percentage.  Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation due the Company are not recognized in contract revenues until such claims are settled.  Billings on contracts are generally submitted after verification with the customers of physical progress and may not match the timing of revenue recognition.  The difference between amounts billed and recognized as revenue is reflected in the balance sheet as either contract revenues in excess of billings or billings in excess of contract revenues.  Modifications may be negotiated when a change from the original contract specifications is encountered, necessitating a change in project scope or performance methodology and/or material disposal.  Thus, the resulting modification is considered a change in the scope of the original project to which it relates. Significant expenditures incurred incidental to major contracts are deferred and recognized as contract costs based on contract performance over the duration of the related project.  These expenditures are reported as prepaid expenses.

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

Inventories

Inventories consist mainly of pipe, purchased spare parts, and supplies used in the Company’s dredging operations.  Inventories are stated at the lower of cost or market, using an average cost methodology.

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

Goodwill and other intangibles

Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value.  Other intangibles mainly represent developed technology and databases, customer relationships, and customer contracts acquired in business combinations.  Goodwill resulting from the Transaction is tested annually for impairment in the third quarter of each year, or more frequently should circumstances dictate.

The other intangible assets identified with respect to the Transaction are being amortized over a 7 to 10 year period, except for the intangible assets related to customer contracts, which are being amortized over approximately 13 to 15 months, consistent with the average remaining duration of the underlying contracts.

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

Self-insurance reserves

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

Income taxes

The Company records income taxes based upon SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes.  The provision for income taxes includes federal, foreign and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

Fair value of financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments.  The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates.   At December 31, 2004 and 2003, the Company had long-term subordinated notes outstanding with a recorded book value of $175,000.  The fair value of these notes was $157,938 and $180,250 at December 31, 2004 and 2003, respectively, based on quoted market prices.

Minority interest

In April 2001, the Company purchased 80% of the capital stock of NASDI, a demolition service provider located in the Boston, Massachusetts area, for a total purchase price of $38,548.  The remaining 20% of the capital stock was retained by two of NASDI’s management stockholders.  On September 30, 2003, the Company paid $75 to purchase all the shares of one of the management stockholders of NASDI, in connection with his voluntary termination from NASDI. The purchase price was determined in accordance with the terms of the NASDI Stock Purchase Agreement, and not reflective of fair market value. Therefore, minority interest at December 31, 2004 and 2003 reflects the remaining NASDI management stockholder’s 15% non-voting interest in NASDI.

Capital stock

As a result of the sale of the Company (see Note 2), the Company currently has only one class of common stock with a par value of $.01 per share.  500,000 shares are authorized and 1,000 shares are issued and outstanding at December 31, 2004 and 2003.  Prior to the Transaction, the Company had class A voting and class B non-voting common stock and one class of preferred stock.  At December 31, 2002, the Company had authorized and issued 250,000 shares and 45,000 shares, respectively, of preferred stock.  The preferred stock had a stated value of $1,000 per share and was entitled to annual dividends, if declared.  Such dividends were cumulative, whether or not declared, and accrued at the rate of 12%, compounding annually.   The preferred stock could be redeemed at any time at the option of the Company at its stated value plus cumulative dividends accrued and unpaid thereon.  At the time of the Transaction, dividends in arrears on the preferred stock were $37,231.  At December 31, 2002, the Company had authorized and issued 25,000,000 and 1,636,100 shares, respectively, of class A voting common stock, and 25,000,000 and 3,363,900 shares, respectively, of class B nonvoting common stock, with a par value of $.01 per share.  On April 29, 2003, the Company effected a 100-for-1 reverse stock split of its common stock, such that the number of authorized shares was reduced to 500,000, in total, and the number of issued and outstanding shares reduced accordingly.

Reclassifications

In the 2003 consolidated statement of cash flows, $2,451 of cash funded to an equipment escrow account was reclassified from net cash flows from operating activities to net cash flows from financing activities to conform to the 2004 presentation.

2.              Sale transaction

On December 22, 2003, MDP acquired control of the Company for an initial purchase price of $362,111, including fees and expenses.   The acquisition was financed by new equity contributions of $97,000; term loan and revolver borrowings under a new senior credit facility of approximately $60,300 and $2,000, respectively; the issuance of $175,000 of 7.75% Senior Subordinated Notes due 2013; the rollover of term loan borrowings under a new equipment financing facility of $23,400; the rollover of approximately $1,558 million of capital leases; and cash on hand of $2,853.  As mentioned previously, the sale was accounted for as if it had occurred on December 31, 2003, as management determined that results of operations were not significant and no material transactions occurred during the period from December 23 to December 31, 2003.   The purchase price was subject to certain working capital and debt adjustments to be finalized approximately three months subsequent to the Transaction, as defined per the merger agreement.  The adjustments were finalized in April of 2004, resulting in a decrease to the initial purchase price of $527.

Following is a summary of the fair values of the assets acquired and liabilities assumed as of the date of the acquisition (as revised by the results of third party appraisals and the purchase price adjustment):

Current assets	$116,584
Property and equipment	263,746
Other intangible assets	7,441
Goodwill	103,563
Other assets	31,391
Total assets acquired	522,725
Current liabilities	56,043
Other liabilities	105,098
Total liabilities assumed	161,141
Total purchase price	$361,584

The purchase price was allocated to the acquired assets and liabilities based on their fair values at December 31, 2003, as determined by management’s estimates and third-party appraisals, where practicable.   At December 31, 2004, after considering minor revisions to fair values resulting from third party appraisals and the impact of the purchase price adjustment, goodwill of $79,570 and $23,993 has been assigned to the dredging and demolition reporting units, respectively.

At December 31, 2004, the net book value of intangible assets identified with respect to the Transaction is as follows:

	Estimated Life	Cost	Accumulated Amortization	Net

Customer contract backlog	13 to 15 months	$4,237	$3,747	$490
Demolition customer relationships	7 years	1,995	285	1,710
Software and databases	7 to 10 years	1,209	142	1,067
		$7,441	$4,174	$3,267

Amortization expense related to these intangible assets is estimated to be $917 in 2005, and $427 annually in 2006 through 2009.

In connection with the sale, the Company incurred transaction expenses of approximately $23,748, which were reflected in the Company’s 2003 Predecessor Basis statement of operations.  These transaction expenses include sale-related operating expenses of $10,635 for advisory fees and discretionary bonuses paid to management and sale-related financing costs of $13,113 related to the early extinguishment of the Company’s 11¼% senior subordinated notes and write-off of deferred financing costs related to the

Company’s prior debt structure. In addition, the Company incurred other acquisition-related costs of approximately $2,691, which were capitalized as direct costs of the Transaction.

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

4.              Accounts receivable

Accounts receivable are as follows:

	Successor Basis
	2004	2003

Completed contracts	$13,971	$15,962
Contracts in progress	43,088	40,737
Retainage	9,211	8,969
	66,270	65,668
Allowance for doubtful accounts	(508)	(799)
	$65,762	$64,869

5.              Contracts in progress

The components of contracts in progress are as follows:

	Successor Basis
	2004	2003
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$232,994	$261,013
Amounts billed	(221,243)	(251,034)
Costs and earnings in excess of billings for contracts in progress	11,751	9,979
Costs and earnings in excess of billings for completed contracts	688	1,257
	$12,439	$11,236

Prepaid contract costs (included in prepaid expenses)	$718	$570

Billings in excess of costs and earnings:
Amounts billed	$(196,639)	$(180,096)
Costs and earnings for contracts in progress	189,933	171,288
	$(6,706)	$(8,808)

6.              Property and equipment

Property and equipment are as follows:

	Successor Basis
	2004	2003

Land	$2,870	$2,712
Buildings and improvements	125	—
Furniture and fixtures	1,129	1,097
Operating equipment	275,102	260,323
	279,226	264,132
Accumulated depreciation	(22,632)	—
	$256,594	$264,132

7.              Investments in joint ventures

At December 31, 2004 and 2003, the Company had a 50% ownership interest in Amboy Aggregates (Amboy), whose primary business is the dredge mining and sale of fine aggregate.

The Company accounts for its investment in Amboy using the equity method. The following table includes Amboy’s summarized financial information for the periods presented.

	2004	2003	2002

Current assets	$7,727	$6,414	$5,731
Non-current assets	8,420	9,367	9,485
Total assets	16,147	15,781	15,216

Current liabilities	(2,160)	(2,625)	(3,872)
Non-current liabilities	—	(147)	(239)
Equity	$13,987	$13,009	$11,105

Revenue	$26,773	$19,316	$16,170
Costs and expenses	(22,095)	(17,412)	(16,902)
Net income (loss)	$4,678	$1,904	$(732)

Amboy has a loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners.  It is the intent of the joint venture partners to periodically distribute Amboy’s earnings, to the extent allowed by Amboy’s bank agreement.  The term portion of Amboy’s loan matured in October 2003, and the $2,000 revolving credit facility expires in August 2005.  The Company has guaranteed 50% of the outstanding borrowings and accrued interest under the facility, which totaled zero at December 31, 2004.

In 2003, the Company and its Amboy joint venture partner each purchased a 50% interest in land, which is adjacent to the Amboy property and may be used in connection with the Amboy operations.  The Company’s share of the purchase price totaled $1,047 and is reflected in investments in joint ventures.

For the year ended December 31, 2004, the Company received distributions from Amboy and the adjacent land venture totaling $1,925.

The Company’s 2003 equity from earnings of joint ventures in the statement of income includes a gain of $470 resulting from the Company’s sale of its 20% investment in Riovia S.A., a venture whose sole business was the performance of a dredging contract in Argentina and Uruguay.

8.              Impairment of land disposal rights

In 1997, the Company purchased rights to dispose of a certain quantity of dredged material in upland disposal sites in New Jersey at an original cost of $3,150 (land rights).  In 2002, the Company entered into an agreement with the owner of the site setting forth amended terms and conditions that addressed the quantity and use of the land rights, among other matters.  During 2003, the site owner utilized the remaining availability of the initial disposal site, and in November, informed Company management that it did not intend to make future disposal sites available for the Company to utilize its remaining disposal rights.  Therefore, management determined that recovery of the land rights at their recorded amount was unlikely, so in November 2003, the Company recorded an impairment loss of $2,276, representing the remaining recorded value of the unused portion of the land rights.

9.              Other non-current assets

At December 31, 2003, other non-current assets included $2,451 of cash held in escrow to fund the remaining construction costs on a long-term operating asset.  These remaining costs were funded by the escrow account and the equipment was delivered in the first quarter of 2004.   At December 31, 2004, other non-current assets includes $1,575 of cash held in a new escrow account as security for the Company’s lease rental obligations under one of its long-term equipment operating leases.  This cash will be released once the Company achieves certain financial thresholds, or upon conclusion of the lease.

10.       Accrued expenses

Accrued expenses are as follows:

	Successor Basis
	2004	2003

Insurance	$5,022	$4,736
Payroll and employee benefits	4,700	6,658
U.S. income and other taxes	2,564	1,252
Demolition litigation expense	1,275	—
Interest	799	339
Equipment leases	719	882
Interest rate swap liability	662	—
Other	1,935	1,589
	$17,676	$15,456

11.       Long-term debt

Long-term debt is as follows:

	Successor Basis
	2004	2003

Senior bank debt:
Equipment term loan	$21,450	$23,400
Term loan B	57,800	60,300
Revolving loan	—	—
7 ¾% senior subordinated notes	175,000	175,000
	254,250	258,700
Current maturities of long-term debt	(1,950)	(1,950)
	$252,300	$256,750

In December 2003, the Company entered into a long-term loan with an equipment financing company (Equipment Term Loan) to refinance borrowings incurred under its former revolving credit facility to acquire certain equipment that was previously under an operating lease.  Principal payments under the Equipment Term Loan total $1,950 annually for each of the next nine years and are paid in quarterly installments.  Interest is paid quarterly at a variable LIBOR-based rate.  The Equipment Term Loan agreement also contains provisions that require the Company to maintain certain financial ratios.   Borrowings under the Equipment Term Loan are secured by first lien mortgages on certain operating equipment with a net book value of $21,821 at December 31, 2004.

In connection with the sale, in December 2003, the Company also entered into a new bank credit agreement (Credit Agreement) with a group of banks, consisting of a Tranche B Term Loan facility, which matures in 2010, and a $60,000 aggregate revolving credit facility which may be used for borrowings or for letters of credit, which expires in 2008.  The terms of the Credit Agreement provide for interest rate spreads based on the Company’s debt level compared to earnings, as defined, and allow for various interest rate options for loan amounts and periods that are selected at the discretion of the Company.  Borrowings under the Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of $85,668 at December 31, 2004 and are guaranteed by all domestic subsidiaries of the Company.   The Credit Agreement also contains provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens, and take certain other actions.

Effective September 30, 2004, the Company amended its Credit Agreement and Equipment Term Loan (collectively, Senior Credit  Facilities) to allow additional flexibility in its leverage and interest coverage ratios, including replacement of the total leverage ratio with a required minimum EBITDA, as defined in the aforementioned agreements, through 2005.  In exchange, the Company’s capital spending limits were reduced and the Company’s borrowing availability under its revolving credit facility was reduced to $45,000 (with a sub-limit of $35,000 for letters of credit and $15,000 for revolver borrowings), until such time that the Company achieves certain defined financial measures.  At December 31, 2004, the Company was in compliance with its various covenants, as revised, under its Senior Credit Facilities.

At December 31, 2004, the Company had $15,077 in undrawn letters of credit relating to foreign contract performance guarantees and insurance payment liabilities.  Therefore, letter of credit availability under the revolving credit facility was $19,923.  At December 31, 2004, the Company had no outstanding revolver borrowings, so its borrowing availability, under the revised terms of its Credit Agreement, was $15,000.

The Company is required to pay all unpaid principal amounts of its term loan B facility in full at maturity.   Annual prepayments of principal may be required to the extent the Company reduces collateral and voluntary prepayments are allowed.   In 2004, the Company made a voluntary prepayment of $2,500.

At December 31, 2004 and 2003, the Company’s weighted average borrowing rate under its Senior Credit Facilities was 6.4% and 6.0%, respectively.  Amortization of financing fees related to the Senior Credit Facilities added 1.0% to the 2004 weighted average borrowing rate.  The Company also pays an annual commitment fee of up to .625% on the average daily unused capacity available under the revolving credit facility.

On December 22, 2003, the Company issued $175,000 of 7¾% senior subordinated notes (Notes) which will mature on December 15, 2013. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including borrowings under the Senior Credit Facilities. The Company’s obligations under the Notes are guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries.

The Company used the proceeds from its new debt, along with equity contribution from its new owners, to provide consideration to its former owners, as well as repay its former debt, including its issuance of 11¼% senior subordinated notes due August 15, 2008.  In connection with the extinguishment of these notes in December of 2003, the Company paid tender and call premiums totaling $9,359, which are reflected as sale-related financing costs in the 2003 consolidated statement of operations. Additionally, in connection with the extinguishment of its old debt structure, the Company wrote off deferred financing costs totaling $3,754, which is also reflected as sale-related financing costs in the 2003 consolidated statement of operations.

Financing fees and amendment fees related to the Senior Credit Facilities and the Notes are deferred and amortized over the respective terms of the borrowings.

In connection with the acquisition of NASDI in 2001, the Company issued two junior subordinated promissory notes totaling $3,000 payable to the NASDI management stockholders.  Interest on these notes was calculated at the rate of 6.0%, payable annually.  These notes were repaid in connection with the Transaction in December 2003, according to change of control provisions.

The schedule of principal payments required under the Company’s long-term debt at December 31, 2004 is as follows:

2005	$1,950
2006	1,950
2007	1,950
2008	1,950
2009	1,950
Thereafter	244,500
254,250
Less current portion	(1,950)
$252,300

The Company sometimes enters into capital lease arrangements to finance the acquisition of dozers, excavators and automobiles.  The current portion of capital lease obligations, in the amounts of $719 and $882, is included in accrued expenses at December 31, 2004 and 2003, respectively.  The long-term

portion of these leases is included in other long-term liabilities and totaled $1,140 and $676, respectively.   The terms of these leases extend through 2008.

12.       Risk management activities

The Company uses derivative instruments to manage commodity price, interest rate, and foreign currency exchange risks.  Such instruments are not used for trading purposes.  As of December 31, 2004, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through September 2005.  As of December 31, 2004, there were 5.7 million gallons remaining on these contracts.  Under these agreements, the Company will pay fixed prices ranging from $0.89 to $1.52 per gallon.  At December 31, 2004 and 2003, the fair value of these contracts was estimated to be a (loss) gain of $(36) and $509, respectively, based on quoted market prices.  The fair value at December 31, 2004 and 2003 is recorded in accrued liabilities and other current assets on the balance sheet, respectively.

The Company has designated its fuel hedge arrangements as cash flow hedges, resulting in the following activity in accumulated other comprehensive income (loss), net of income taxes:

	Successor Basis	Predecessor Basis
	2004	2003

Accumulated other comprehensive income as of January 1	$—	$103
Net gains reclassified into costs of contract revenues from accumulated other comprehensive income, net of tax	(1,654)	(970)
Change in fair value of derivatives, net of tax	1,632	1,176

Accumulated other comprehensive loss as of December 31	$(22)	$309

Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial.  The remaining gains or losses included in accumulated other comprehensive loss at December 31, 2004 will be reclassified into earnings over the next nine months, corresponding to the period during which the hedged fuel is expected to be utilized.  In connection with the sale transaction in December 2003, the balance in accumulated other comprehensive income at December 31, 2003 was eliminated in purchase accounting, and the outstanding hedge arrangements were redesignated as cash flow hedges.  Subsequent changes in the fair value of the fuel hedges outstanding at December 31, 2003 have been reflected in other comprehensive income, along with changes in the fair value of new fuel hedges put in place in 2004.

In February 2004, the Company entered into an interest rate swap arrangement to swap a notional amount of $50,000 from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated notes.  The fair value of the swap at

December 31, 2004 was $(662) and is recorded in accrued expenses.  The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.  In 2004, the Company received settlement payments under the swap totaling $526, which are recorded as a reduction to interest expense.

The Company had no foreign currency hedge contracts outstanding at December 31, 2004 or 2003.

13.       Income taxes

The provision (benefit) for income taxes is as follows:

	Successor Basis	Predecessor Basis
	2004	2003	2002
Federal:
Current	$—	$(3,521)	$2,579
Deferred	(5,823)	3,553	(135)
State:
Current	456	561	945
Deferred	(365)	353	34
Foreign:
Current	1,366	372	1,000
	$(4,366)	$1,318	$4,423

The Company’s income tax provision (benefit) reconciles to the provision at the statutory U.S. federal income tax rate as follows:

	Successor Basis	Predecessor Basis
	2004	2003	2002
Tax (benefit) provision at statutory U.S. federal income tax rate	$(5,298)	$(67)	$6,198
Foreign taxes deducted, net of federal income tax benefit	901	246	660
State income tax, net of federal income tax benefit	(64)	723	646
Write-off of insurance claim receivable	—	—	(3,740)
Interest expense, net of federal income tax benefit	—	20	577
Other	95	396	82
Income tax (benefit) provision	$(4,366)	$1,318	$4,423

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

At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $15,049, which will expire in 2024.   At December 31, 2004 and 2003, the Company had net operating loss carryforwards for state income tax purposes totaling $11,307 and $4,135, respectively, which will expire between 2010 and 2024.

The Company has recorded reserves for contingent income tax liabilities with respect to loss contingencies that are deemed probable of occurrence.  Such amounts total $3,357 and are included in income taxes payable at December 31, 2004.  These loss contingencies relate primarily to the classification of transaction expenses incurred in connection with the Company’s sale in December 2003, the taxation of foreign earnings, and state income tax issues.   The Company has determined that the maximum possible loss in excess of the recorded reserves is not material.

The Company’s deferred tax assets (liabilities) are as follows:

	Successor Basis
	2004	2003

Net deferred tax assets:
Accrued liabilities	$6,046	$5,833
Net operating loss carry-forward benefit	5,729	—
	11,775	5,833
Net deferred tax liabilities:
Depreciation and amortization	(96,410)	(93,705)
Other	(381)	(3,759)
	(96,791)	(97,464)
Total net deferred tax liabilities	$(85,016)	$(91,631)

As reported in the balance sheet:
Net current deferred tax assets (included in other current assets)	$5,413	$4,995
Net non-current deferred tax liabilities	(90,429)	(96,626)
Total net deferred tax liabilities	$(85,016)	$(91,631)

The American Jobs Creation Act (the Jobs Act) was enacted on October 22, 2004.  The Company is still evaluating the changes brought about by the Jobs Act, but does not expect that they will have a significant impact on its results of operations or financial position.

14.       Lease commitments

The Company leases certain operating equipment and office facilities under long-term operating leases expiring at various dates through 2020.  The equipment leases contain renewal or purchase options that specify prices at the then fair market value upon the expiration of the lease terms.  The leases also contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement, and one lease arrangement requires that the Company maintain certain financial ratios comparable to those required by its Senior Credit Facilities.  Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception.  The tax indemnifications do not have a contractual dollar limit.  To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

Future minimum operating lease payments for the years ending December 31 are as follows:

2005	$15,192
2006	14,754
2007	13,224
2008	12,371
2009	11,104
Thereafter	61,160
Total minimum lease payments	$127,805

Total rent expense under long-term operating lease arrangements for the years ended December 31, 2004, 2003 and 2002 was $15,109, $17,397 and $17,604, respectively.  This excludes expenses for equipment and facilities rented on a short-term, as-needed basis.

15.       Retirement plans

The Company sponsors two 401(k) savings plans, one covering substantially all non-union salaried employees (Salaried Plan) and the second covering its non-union hourly employees (Hourly Plan).  Under both plans, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. Additionally, the Salaried Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of the Salaried Plan.  The Company’s expense for matching and discretionary contributions for

2004, 2003 and 2002 was $1,975, $2,879 and $2,974, respectively.  On January 1, 2003, the Company adopted a third 401(k) savings plan specifically for employees that are members of the Company’s tugboat union.   Participation in and contributions to this plan are not significant.

The Company also contributes to various multi-employer pension plans pursuant to collective bargaining agreements.  In the event of a plan’s termination or Company withdrawal from a plan, the Company may be liable for a portion of the plan’s unfunded vested benefits.  As of December 31, 2004, unfunded amounts, if any, are not significant.  Total contributions to multi-employer pension plans for the years ended December 31, 2004, 2003 and 2002 were $4,410, $5,000 and $4,659, respectively.

16.       Segment information

The Company and its subsidiaries currently operate in two reportable segments:  dredging and demolition.   The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented.   Segment information for 2004, 2003 and 2002 is provided as follows:

	Successor Basis		Predecessor Basis
	Jan 1 - Dec 31, 2004	December 31, 2003	Jan 1 - Dec 31, 2003	Jan 1 - Dec 31, 2002
Dredging
Contract revenues	$313,807		$360,830	$313,098
Operating income	1,484		29,655	30,707
Depreciation and amortization	24,923		15,261	14,780
Total assets	466,794	$474,803		243,114
Property and equipment, net	252,508	259,956		135,852
Goodwill	79,570	80,475
Investment in equity method investee	7,965	7,551		5,552
Capital expenditures	21,535		35,796	17,567

Demolition
Contract revenues	$37,055		$37,970	$49,504
Operating income	926		2,447	7,499
Depreciation and amortization	1,930		1,033	1,135
Total assets	41,841	$48,141		44,372
Property and equipment, net	4,086	4,176		3,567
Goodwill	23,993	23,442		29,405
Investment in equity method investee
Capital expenditures	1,550		1,854	778

Total
Contract revenues	$350,862		$398,800	$362,602
Operating income	2,410		32,102	38,206
Depreciation and amortization	26,853		16,294	15,915
Total assets	508,635	$522,944		287,486
Property and equipment, net	256,594	264,132		139,419
Goodwill	103,563	103,917		29,405
Investment in equity method investee	7,965	7,551		5,552
Capital expenditures	23,085		37,650	18,345

The Company aggregates the revenue related to its dredging projects into the following types of work:

	Successor Basis	Predecessor Basis
	2004	2003	2002

Capital dredging - U.S.	$141,674	$203,699	$122,158
Capital dredging - foreign	62,862	60,922	52,294
Beach nourishment dredging	51,289	47,858	87,372
Maintenance dredging	57,982	48,351	51,274
Total	$313,807	$360,830	$313,098

The Company derived revenues and gross profit from foreign project operations for the years ended December 31 as follows:

	Successor Basis	Predecessor Basis
	2004	2003	2002

Contract revenues	$62,862	$60,922	$52,294
Costs of contract revenues	(54,462)	(56,930)	(45,249)
Gross profit	$8,400	$3,992	$7,045

The majority of the Company’s long-lived assets are marine vessels and related equipment.  At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

Certain foreign projects performed by the Company have warranty periods, typically spanning no more than three to five years beyond project completion, whereby the Company retains responsibility to maintain the project site to certain specifications during the warranty period.  Generally, any potential liability of the Company is mitigated by insurance, shared responsibilities with consortium partners, and/or recourse to owner-provided specifications.   The Company does not anticipate having to perform under its warranty provisions; therefore, no liability has been reflected at December 31, 2004 or 2003 related to its potential warranty obligations.

17.       Concentrations of risk

The Company’s primary dredging customer is the U.S. Army Corps of Engineers (the Corps), which has responsibility for federally funded projects related to navigation and flood control.  In 2004, 2003 and 2002, 67.2%, 65.3% and 59.0%, respectively, of contract revenues were earned from dredging contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S.

Coast Guard and U.S. Navy.  At December 31, 2004 and 2003, approximately 68.2% and 48.1%, respectively, of accounts receivable, including contract revenues in excess of billings, were due on dredging contracts with federal government agencies.   The Company depends on its ability to continue to obtain federal government dredging contracts, and indirectly, on the amount of federal funding for new  and current government dredging projects.  Therefore, the Company’s dredging operations can be influenced by the level and timing of federal funding.

18.       Commitments and contingencies

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects.  The Company obtains its performance and bid bonds through a bonding agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of $87.7 million at December 31, 2004.  The bonding agreement contains provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens, and take certain other actions.  The bonding agreement was amended affective September 30, 2004 to revise the minimum net worth requirements.  At December 31, 2004, the Company was in compliance with its various covenants under the bonding agreement, as revised.  Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $5 to $10 million.  At December 31, 2004, the Company had outstanding performance bonds valued at approximately $520 million; however, the revenue value remaining in backlog related to these projects totaled approximately $212 million.

As is customary with negotiated contracts and modifications or claims to competitively-bid contracts with the federal government, the government has the right to audit the books and records of the Company to ensure compliance with such contracts, modifications or claims and the applicable federal laws.  The government has the ability to seek a price adjustment based on the results of such audit.  Any such audits have not had and are not expected to have a material impact on the financial position, operations or cash flows of the Company.

In the normal course of business, the Company is a defendant in various legal proceedings.  Except as described below, the Company is not currently a party to any material legal proceedings or environmental claims.

On February 10, 2004, the Company was served with a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District of South Carolina.  The Company believes the grand jury has been convened to investigate the United States dredging industry in connection with work performed for the U.S. Army Corp of Engineers.  The Company continues to comply with the Justice department’s requests and Company management believes that it has provided substantially all of the documents that have been requested to this point.  In addition to the documents requested, certain employees of the Company have been interviewed by attorneys from the Department of Justice and been subpoenaed to testify before the grand jury.  In connection with the investigation, the Company incurred significant legal and document production costs totaling $2.3 million for the year ended December 31, 2004.

In 1999, the Boston Housing Authority (BHA), for whom the Company’s demolition business, NASDI, had worked, asserted that NASDI and its subcontractors were responsible for improperly disposing of some contaminated materials.  At the time the Company acquired NASDI in 2001, it was believed that NASDI had sufficient recourse in the matter and that any potential liability would be minimal.  However, in the meantime, certain of the insurance carriers that would be responsible for this matter have gone bankrupt.  Negotiations between the parties have continued to progress, and in the third quarter of 2004, the case went before a judge in the Massachusetts court system who advised NASDI and the subcontractors to accept a settlement with the BHA.  While NASDI could continue to pursue the matter, it was determined that settlement may be more cost effective.  Therefore, in the third quarter of 2004, the Company recorded a $1.3 million charge for NASDI’s share of this potential settlement liability.

19.       Subsequent event

On January 19, 2005, the Company, along with its joint-venture partners on the Port of Los Angeles Deepening Project, received a request for information from the United States Environmental Protection Agency (EPA) pursuant to section 308(a) of the Clean Water Act.  The EPA is investigating alleged dredging of unauthorized material and unauthorized discharge of that material at various locations in federally regulated waters of the U.S. relating to this project.   The Company intends to comply with the request for information.  The Company is performing this project under a contract with the Los Angeles district of the Corps and believes it is in compliance with the contract specifications.

20.       Subsidiary guarantors

The payment obligations of the Company under its 7¾% senior subordinated notes are guaranteed by all of the Company’s domestic subsidiaries (Subsidiary Guarantors).  Such guarantees are full, unconditional and joint and several.  Separate financial statements of the Subsidiary Guarantors are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, the balance sheets, statements of operations and statements of cash flows for the Subsidiary Guarantors, the Company’s non-guarantor subsidiary and for the Great Lakes Dredge & Dock Corporation (GLD Corporation).  The Condensed Consolidating Statements of Operations and Cash Flows for the year ended December 31, 2002 include the operations of NATCO Limited Partnership and North American Trailing Company within the non-guarantor subsidiary information.  Pursuant to the Company’s acquisition of the minority partner’s remaining shares in November 2002, these entities were dissolved effective December 31, 2002 and all subsequent activity is conducted by Great Lakes Dredge & Dock Company, a wholly-owned subsidiary of the Company and a Subsidiary Guarantor.

Condensed Consolidating Balance Sheet at December 31, 2004

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$1,957	$5	$—	$—	$1,962
Accounts receivable, net	65,762	—	—	—	65,762
Receivables from affiliates	8,422	2,906	4,540	(15,868)	—
Contract revenues in excess of billings	12,439	—	—	—	12,439
Inventories	16,497	—	—	—	16,497
Prepaid expenses and other current assets	13,780	—	1,874	—	15,654
Total current assets	118,857	2,911	6,414	(15,868)	112,314
Property and equipment, net	242,672	—	13,922	—	256,594
Goodwill	103,563	—	—	—	103,563
Other intangible assets, net	3,267	—	—	—	3,267
Investments in subsidiaries	2,924	—	281,813	(284,737)	—
Notes receivable from affiliates	—	—	22,702	(22,702)	—
Inventories	11,278	—	—	—	11,278
Investments in joint ventures	7,965	—	—	—	7,965
Other assets	2,073	—	11,581	—	13,654
	$492,599	$2,911	$336,432	$(323,307)	$508,635

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$46,770	$—	$—	$—	$46,770
Payables to affiliates	4,143	—	7,185	(11,328)	—
Accrued expenses	13,238	—	4,438	—	17,676
Billings in excess of contract revenues	6,706	—	—	—	6,706
Current maturities of long-term debt	6,490	—	—	(4,540)	1,950
Total current liabilities	77,347	—	11,623	(15,868)	73,102
Long-term debt	19,500	—	232,800	—	252,300
Notes payable to affiliates	22,702	—	—	(22,702)	—
Deferred income taxes	85,311	(13)	5,131	—	90,429
Other	4,630	—	684	—	5,314
Total liabilities	209,490	(13)	250,238	(38,570)	421,145
Minority interests	—	—	—	1,599	1,599
Stockholder’s equity	283,109	2,924	86,194	(286,336)	85,891
	$492,599	$2,911	$336,432	$(323,307)	$508,635

Condensed Consolidating Balance Sheet at December 31, 2003

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$2,766	$9	$—	$—	$2,775
Accounts receivable, net	64,869	—	—	—	64,869
Receivables from affiliates	7,867	2,941	4,540	(15,348)	—
Contract revenues in excess of billings	11,236	—	—	—	11,236
Inventories	13,603	—	—	—	13,603
Prepaid expenses and other current assets	14,558	—	6,620	—	21,178
Total current assets	114,899	2,950	11,160	(15,348)	113,661
Property and equipment, net	241,594	38	22,500	—	264,132
Goodwill	103,917	—	—	—	103,917
Other intangible assets, net	7,441	—	—	—	7,441
Investments in subsidiaries	2,976	—	281,967	(284,943)	—
Notes receivable from affiliates	—	—	27,242	(27,242)	—
Inventories	10,968	—	—	—	10,968
Investments in joint ventures	7,551	—	—	—	7,551
Other assets	3,605	—	11,669	—	15,274
	$492,951	$2,988	$354,538	$(327,533)	$522,944

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$36,911	$—	$80	$—	$36,991
Payables to affiliates	9	—	10,919	(10,928)	—
Accrued expenses	14,587	—	869	—	15,456
Billings in excess of contract revenues	8,808	—	—	—	8,808
Current maturities of long-term debt	6,490	—	—	(4,540)	1,950
Total current liabilities	66,805	—	11,868	(15,468)	63,205
Long-term debt	21,450	—	235,300	—	256,750
Notes payable to affiliates	27,242	—	—	(27,242)	—
Deferred income taxes	86,927	12	9,687	—	96,626
Other	6,949	—	683	—	7,632
Total liabilities	209,373	12	257,538	(42,710)	424,213
Minority interests	—	—	—	1,731	1,731
Stockholder’s equity	283,578	2,976	97,000	(286,554)	97,000
	$492,951	$2,988	$354,538	$(327,533)	$522,944

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2004

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$350,862	$—	$—	$—	$350,862
Costs of contract revenues	(315,675)	(13)	748	—	(314,940)
Gross profit (loss)	35,187	(13)	748	—	35,922
General and administrative expenses	(25,208)	(64)	(201)	—	(25,473)
Amortization of intangible assets	(4,174)	—	—	—	(4,174)
Subpoena-related expenses	(2,317)	—	—	—	(2,317)
Demolition litigation expense	(1,275)	—	—	—	(1,275)
Sale-related expenses	(138)	—	(135)	—	(273)
Operating income (loss)	2,075	(77)	412	—	2,410
Interest expense, net	(4,116)	—	(16,218)	—	(20,334)
Equity in loss of subsidiaries	(52)	—	(486)	538	—
Equity in earnings of joint venture	2,339	—	—	—	2,339
Minority interests	—	—	—	132	132
Income (loss) before income taxes	246	(77)	(16,292)	670	(15,453)
Provision for income taxes	(864)	25	5,486	(281)	4,366
Net loss	$(618)	$(52)	$(10,806)	$389	$(11,087)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2003

Predecessor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$401,300	$—	$—	$(2,500)	$398,800
Costs of contract revenues	(329,391)	(48)	(1,148)	2,391	(328,196)
Gross profit (loss)	71,909	(48)	(1,148)	(109)	70,604
General and administrative expenses	(27,692)	(57)	(118)	—	(27,867)
Sale-related expenses	(5,996)	—	(4,639)	—	(10,635)
Operating income (loss)	38,221	(105)	(5,905)	(109)	32,102
Interest expense, net	(2,530)	—	(18,187)	—	(20,717)
Sale-related financing costs	—	—	(13,113)	—	(13,113)
Equity in (loss) earnings of subsidiaries	(58)	—	21,290	(21,232)	—
Equity in earnings of joint ventures	1,422	—	—	—	1,422
Minority interests	—	—	—	28	28
Income (loss) before income taxes	37,055	(105)	(15,915)	(21,313)	(278)
Provision for income taxes	(15,674)	37	6,684	7,635	(1,318)
Net income (loss)	$21,381	$(68)	$(9,231)	$(13,678)	$(1,596)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2002

Predecessor Basis

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$388,638	$—	$—	$(26,036)	$362,602
Costs of contract revenues	(318,746)	(64)	(1,781)	26,036	(294,555)
Gross profit (loss)	69,892	(64)	(1,781)	—	68,047
General and administrative expenses	(29,655)	(31)	(155)	—	(29,841)
Operating income (loss)	40,237	(95)	(1,936)	—	38,206
Interest expense, net	(3,309)	—	(17,825)	—	(21,134)
Equity in (loss) earnings of subsidiaries	(3,000)	—	26,656	(23,656)	—
Equity in loss of joint ventures	(49)	—	—	—	(49)
Minority interests	—	—	—	400	400
Income (loss) before income taxes	33,879	(95)	6,895	(23,256)	17,423
Provision for income taxes	(10,571)	43	6,105	—	(4,423)
Net income (loss)	$23,308	$(52)	$13,000	$(23,256)	$13,000

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2004

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net cash flows from operating activities	$19,512	$(64)	$(5,166)	$—	$14,282
Investing Activities
Purchases of property and equipment	(23,085)	—	—	—	(23,085)
Dispositions of property and equipment	10,236	25	—	—	10,261
Cash released from (funded to) equipment escrow	876	—	—	—	876
Distributions from equity joint ventures	1,925	—	—	—	1,925
Acquisition of Predecessor common and preferred shares	527	—	—	—	527
Net cash flows from investing activities	(9,521)	25	—	—	(9,496)
Financing Activities
Repayments of long-term debt	(1,950)	—	(2,500)	—	(4,450)
Net change in accounts with affiliates	(8,631)	35	8,596	—	—
Financing fees	(219)	—	(930)	—	(1,149)
Net cash flows from financing activities	(10,800)	35	5,166	—	(5,599)
Net change in cash and equivalents	(809)	(4)	—	—	(813)
Cash and equivalents at beginning of year	2,766	9	—	—	2,775
Cash and equivalents at end of year	$1,957	$5	$—	$—	$1,962

Condensed Consolidating Statement of Cash Flows for the Period Ended December 31, 2003

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net cash flows from operating activities	$—	$—	$(6,458)	$—	$(6,458)
Investing Activities
Acquisition of Predecessor common and preferred shares	—	—	(129,142)	—	(129,142)
Payment of sale-related expenses	(5,996)	—	(13,998)	—	(19,994)
Net cash flows from investing activities	(5,996)	—	(143,140)	—	(149,136)
Financing Activities
Repayments of long-term debt	—	—	(1,762)	—	(1,762)
Borrowings of revolving loans, net of repayments	—	—	(5,000)	—	(5,000)
Repayment of NASDI stockholder notes	(3,000)	—	—	—	(3,000)
Proceeds from issuance of new long-term debt	—	—	60,300		60,300
Proceeds from issuance of 7 3/4% senior
subordinated notes	—	—	175,000	—	175,000
Redemption of 11 1/4% senior subordinated notes	—	—	(155,000)		(155,000)
Proceeds from issuance of Successor	—
common shares	—	—	94,309		94,309
Financing fees	—	—	(14,050)	—	(14,050)
Net cash flows from financing activities	(3,000)	—	153,797	—	150,797
Net change in cash and equivalents	(8,996)	—	4,199	—	(4,797)
Cash and equivalents at beginning of period	11,762	9	(4,199)	—	7,572
Cash and equivalents at end of period	$2,766	$9	$—	$—	$2,775

Condensed Consolidating Statement of Cash Flows for the Period Ended December 31, 2003

Predecessor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net cash flows from operating activities	$52,381	$(38)	$(26,886)	$—	$25,457
Investing Activities
Purchases of property and equipment	(37,650)	—	—	—	(37,650)
Dispositions of property and equipment	5,840	—	—	—	5,840
Cash released from (funded to) equipment escrow	(2,451)	—	—	—	(2,451)
Disposition of interest in Riovia investment	1,200	—	—	—	1,200
Equity investment in land	(1,047)	—	—	—	(1,047)
Purchase portion of minority interests’ share in North American Site Developers, Inc	(75)	—	—	—	(75)
Net cash flows from investing activities	(34,183)	—	—	—	(34,183)
Financing Activities
Repayments of long-term debt	—	—	(9,238)	—	(9,238)
Borrowings of revolving loans, net of repayments	—	—	1,000	—	1,000
Proceeds from issuance of new long-term debt	23,400	—	—	—	23,400
Net change in accounts with affiliates	(30,984)	42	30,942	—	—
Financing fees	(388)	—	—	—	(388)
Other	68	—	—	—	68
Net cash flows from financing activities	(7,904)	42	22,704	—	14,842
Net change in cash and equivalents	10,294	4	(4,182)	—	6,116
Cash and equivalents at beginning of period	1,468	5	(17)	—	1,456
Cash and equivalents at end of period	$11,762	$9	$(4,199)	$—	$7,572

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2002

Predecessor Basis

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net cash flows from operating activities	$40,700	$(19)	$(12,261)	$—	$28,420
Investing Activities
Purchases of property and equipment	(18,345)	—	—	—	(18,345)
Dispositions of property and equipment	5,598	—	—	—	5,598
Purchase of minority partner’s share in NATCO Limited Partnership and North American Trailing Company	(4,500)	—	—	—	(4,500)
Net cash flows from investing activities	(17,247)	—	—	—	(17,247)
Financing Activities
Repayments of long-term debt	—	—	(11,000)	—	(11,000)
Borrowings under (repayments of) revolving loans, net	—	—	(1,000)	—	(1,000)
Principal receipts (payments) on capital leases	(1,661)	—	1,661	—	—
Net change in accounts with affiliates	(22,913)	23	22,890	—	—
Financing fees	—	—	(325)	—	(325)
Repayment on notes receivable from stockholders	—	—	18	—	18
Net cash flows from financing activities	(24,574)	23	12,244	—	(12,307)
Net change in cash and equivalents	(1,121)	4	(17)	—	(1,134)
Cash and equivalents at beginning of year	2,589	1	—	—	2,590
Cash and equivalents at end of year	$1,468	$5	$(17)	$—	$1,456

Report of Independent Public Accountants

To the Partners

Amboy Aggregates

We have audited the accompanying balance sheet of Amboy Aggregates (A Joint Venture) as of December 31, 2003, and the related statements of operations and partners’ capital and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amboy Aggregates (A Joint Venture) as of December 31, 2003, and its results of operations and cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey
January 15, 2004