Form 10-Q
period 2005-03-31
GREAT LAKES DREDGE & DOCK CORP
filed 2005-05-12
CIK 885538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:

333-64687

Great Lakes Dredge & Dock Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3634726
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2122 York Road, Oak Brook, IL	60523
(Address of principal executive offices)	(Zip Code)

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

As of May 11, 2005, there were outstanding 1,000 shares of Common Stock and zero shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2005

PART I – Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004

Assets
Current assets:
Cash and equivalents	$428	$1,962
Accounts receivable, net	60,454	65,762
Contract revenues in excess of billings	21,515	12,439
Inventories	17,438	16,497
Prepaid expenses and other current assets	17,584	15,654
Total current assets	117,419	112,314
Property and equipment, net	253,728	256,594
Goodwill	103,563	103,563
Other intangible assets, net	3,087	3,267
Inventories	11,278	11,278
Investments in joint ventures	7,799	7,965
Other assets	13,262	13,654
Total assets	$510,136	$508,635

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$48,475	$46,770
Accrued expenses	22,510	17,676
Billings in excess of contract revenues	4,640	6,706
Current maturities of long-term debt	1,950	1,950
Total current liabilities	77,575	73,102
Long-term debt	255,813	252,300
Deferred income taxes	87,912	90,429
Other	4,951	5,314
Total liabilities	426,251	421,145
Minority interest	1,627	1,599
Commitments and contingencies (Note 9)	—	—
Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	97,000	97,000
Accumulated deficit	(15,759)	(11,087)
Accumulated other comprehensive income (loss)	1,017	(22)
Total stockholder’s equity	82,258	85,891
Total liabilities and stockholder’s equity	$510,136	$508,635

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2005	2004

Contract revenues	$99,903	$103,947
Costs of contract revenues	92,863	87,548
Gross profit	7,040	16,399
General and administrative expenses	6,755	7,110
Subpoena-related expenses	879	13
Amortization of intangible assets	180	1,792
Operating (loss) income	(774)	7,484
Interest expense, net	(6,273)	(4,610)
Equity in (loss) earnings of joint venture	(166)	149
Minority interests	(28)	6
(Loss) income before income taxes	(7,241)	3,029
Income tax benefit (expense)	2,569	(1,271)
Net (loss) income	$(4,672)	$1,758

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Operating Activities
Net (loss) income	$(4,672)	$1,758
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	6,145	7,125
Loss (earnings) of joint ventures	166	(149)
Minority interests	28	(6)
Deferred income taxes	(2,701)	(802)
Loss (gain) on dispositions of property and equipment	(93)	12
Other, net	392	398
Changes in assets and liabilities:
Accounts receivable	5,308	7,005
Contract revenues in excess of billings	(9,076)	(4,560)
Inventories	(941)	(1,031)
Prepaid expenses and other current assets	(743)	3,701
Accounts payable and accrued expenses	6,530	(6,868)
Billings in excess of contract revenues	(2,066)	183
Other noncurrent assets and liabilities	77	94
Net cash flows from operating activities	(1,646)	6,860
Investing Activities
Purchases of property and equipment	(3,264)	(5,361)
Dispositions of property and equipment	94	—
Cash released from equipment escrow	—	2,451
Net cash flows from investing activities	(3,170)	(2,910)

Financing Activities
Repayments of long-term debt	(487)	(2,987)
Borrowings under revolving loans, net of repayments	4,000	—
Repayment of capital lease debt	(231)	—
Financing fees	—	(74)
Net cash flows from financing activities	3,282	(3,061)
Net change in cash and equivalents	(1,534)	889
Cash and equivalents at beginning of period	1,962	2,775
Cash and equivalents at end of period	$428	$3,664

Supplemental Cash Flow Information
Cash paid for interest	$781	$1,380
Cash paid (refunded) for taxes	$178	$(5,355)

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands)

1.     Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information.  Accordingly, these financial statements do not include all the information in the notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the dates presented.  The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company”) and the notes thereto, included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2004.

The condensed consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2.     Comprehensive (loss) income

Total comprehensive (loss) income comprises net (loss) income and net unrealized gains and losses on cash flow hedges.  Total comprehensive (loss) income for the three months ended March 31, 2005 and 2004 was $(3,633) and $1,745, respectively.

3.     Risk management activities

The Company uses derivative instruments to manage commodity price, interest rate, and foreign currency exchange risks.  Such instruments are not used for trading purposes.  As of March 31, 2005, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through November 2005.  As of March 31, 2005, there were 6.1 million gallons remaining on these contracts.  Under these agreements, the Company will pay fixed prices ranging from $0.92 to $1.56 per gallon.  At March 31, 2005 and December 31, 2004, the fair value on these contracts was estimated to be $1,671 and $(36), respectively, based on quoted market prices, and is recorded in other current assets and accrued liabilities, respectively. Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial.   The remaining gains included in accumulated other comprehensive income at March 31, 2005 will be reclassified into earnings over the next eight months, corresponding to the period during which the hedged fuel is expected to be utilized.

In February 2004, the Company entered into an interest rate swap arrangement to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated debt.  The fair value of the swap at March 31, 2005 and December 31, 2004 was $(1,681) and $(662), respectively, and is recorded in accrued expenses.  The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates.  The fair value of the Company’s $175,000 of 7¾% senior subordinated notes was $147,000 and $157,938 at March 31, 2005 and December 31, 2004, respectively, based on quoted market prices.

4.     Accounts receivable

Accounts receivable at March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004
Completed contracts	$24,810	$13,971
Contracts in progress	28,601	43,088
Retainage	7,548	9,211
	60,959	66,270
Allowance for doubtful accounts	(505)	(508)

	$60,454	$65,762

5.     Contracts in progress

The components of contracts in progress at March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$275,980	$232,994
Amounts billed	(257,269)	(221,243)
Costs and earnings in excess of billings for contracts in progress	18,711	11,751
Costs and earnings in excess of billings for completed contracts	2,804	688

	$21,515	$12,439

Prepaid contract costs (included in prepaid expenses and other current assets)	$836	$718

Billings in excess of costs and earnings:
Amounts billed	$(121,033)	$(196,639)
Costs and earnings for contracts in progress	116,393	189,933

	$(4,640)	$(6,706)

6.     Intangible assets

The net book value of intangible assets is as follows:

	Estimated		Accumulated
	Life	Cost	Amortization	Net
As of March 31, 2005:

Customer contract backlog	13-24 mos.	$4,237	$3,821	$416
Demolition customer relationships	7 years	1,995	356	1,639
Software and databases	7-10 years	1,209	177	1,032
		$7,441	$4,354	$3,087
As of December 31, 2004:

Customer contract backlog	13-24 mos.	$4,237	$3,747	$490
Demolition customer relationships	7 years	1,995	285	1,710
Software and databases	7-10 years	1,209	142	1,067
		$7,441	$4,174	$3,267

7.   Accrued expenses

Accrued expenses at March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004
Insurance	$6,068	$5,022
Interest	4,878	799
U.S. income and other taxes	3,486	2,564
Payroll and employee benefits	3,245	4,700
Interest rate swap liability	1,681	662
Demolition litigation expense	1,275	1,275
Equipment leases	764	719
Other	1,113	1,935

	$22,510	$17,676

8.    Segment information

The Company operates in two reportable segments: dredging and demolition.  The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented.  Segment information for the periods presented is as follows:

	Three Months Ended
	March 31,
	2005	2004
Dredging
Contract revenues	$88,264	$96,800
Operating income	(1,518)	7,236

Demolition
Contract revenues	$11,639	$7,147
Operating income	744	248

Total
Contract revenues	$99,903	$103,947
Operating income	(774)	7,484

9.    Commitments and contingencies

At March 31, 2005, the Company was contingently liable, in the normal course of business, for $13,933 in undrawn letters of credit, relating to foreign contract performance guarantees and insurance payment liabilities.

Amboy Aggregates (“Amboy”), a joint venture in which the Company has a 50% equity interest, has a $2,000 revolving credit facility with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners.  The Company has guaranteed 50% of the outstanding borrowings and accrued interest.  Amboy had no outstanding borrowings at March 31, 2005.

The Company finances certain key vessels used in its operations with operating lease arrangements with unrelated lessors, requiring annual rentals decreasing from $14 to $11 million over the next five years.  These operating leases contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit.  To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.  The Company has additional rental commitments for office facilities and dozer leases totaling approximately $1 million to $2 million, annually.

Borrowings under the Company’s Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of approximately $86,000 at December 31, 2004.  Additionally, the Company obtains its performance and bid bonds through an underwriting and indemnity agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $88,000 at December 31, 2004.  The Company also has an equipment term loan, which is secured by a first lien mortgage on certain operating equipment with a net book value of approximately $22,000 at December 31, 2004. The net book value of equipment serving as collateral under these agreements at March 31, 2005 does not materially differ from the values at December 31, 2004.  These agreements contain provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens, and take certain other actions.   As a result of the Company’s reduced earnings over recent quarters, the Company’s net worth dropped below the minimum level required in its underwriting and indemnity agreement with its surety company.  The Company has obtained a waiver of this requirement for the quarter ended March 31, 2005 from its surety company.  Therefore, the Company was in compliance with all required covenants at March 31, 2005.

The performance and bid bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as some demolition projects.  Bid bonds are generally obtained for a percentage of bid value and aggregate amounts outstanding typically range from $5 to $10 million.  Performance bonds typically cover 100% of the contract value with no maximum bond amounts.  At March 31, 2005, the Company had outstanding performance bonds valued at approximately $426 million; however the revenue value remaining in backlog related to these projects totaled approximately $183 million at March 31, 2005.

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

On February 10, 2004, the Company was served with a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District of South Carolina.  The Company believes the grand jury has been convened to investigate the United States dredging industry in connection with work performed for the U.S. Army Corp of Engineers. The Company continues to comply with the Justice department’s requests and Company management believes that it has provided substantially all of the documents that have been requested to this point.  In addition to the documents requested, seven employees or former employees of the Company have now been interviewed or have testified before the grand jury.  In connection with the investigation, the Company continues to incur legal expenses, which totaled $0.9 million for the three months ended March 31, 2005.

In 1999, the Boston Housing Authority (“BHA”), for whom the Company’s demolition business, NASDI, had worked, asserted that NASDI and its subcontractors were responsible for improperly disposing of some contaminated materials.  At the time the Company acquired NASDI in 2001, it was believed that NASDI had sufficient recourse in the matter and that any potential liability would be minimal.  However, since 2001, certain of the insurance carriers that would be responsible for this matter have gone bankrupt.  Negotiations between the parties have continued to progress, and in the third quarter of 2004, the case went before a judge in the Massachusetts court system, who advised NASDI and the subcontractors to accept a settlement with the BHA.  While NASDI could continue to pursue the matter, it was determined that settlement may be more cost effective.  Therefore, in the third quarter of 2004, the Company recorded a $1.3 million charge for NASDI’s share of this potential settlement liability.

On January 19, 2005, the Company, along with its joint-venture partners on the Port of Los Angeles Deepening Project, received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to section 308(a) of the Clean Water Act.  The EPA is investigating alleged dredging of unauthorized material and unauthorized discharge of that material at various locations in federally regulated waters of the U.S. relating to this project.   The Company intends to comply with the request for information.  The Company was performing this project under a contract with the Los Angeles district of the Corps and believes it was in compliance with the contract specifications. No fines have been assessed to date, and the Corps is currently addressing this matter with the EPA.

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

Condensed Consolidating Balance Sheet at March 31, 2005

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals
ASSETS
Current assets:
Cash and equivalents	$423	$5	$—	$—	$428
Accounts receivable, net	60,454	—	—	—	60,454
Receivables from affiliates	8,873	2,891	4,540	(16,304)	—
Contract revenues in excess of billings	21,515	—	—	—	21,515
Inventories	17,438	—	—	—	17,438
Prepaid expenses and other current assets	15,793	—	1,791	—	17,584
Total current assets	124,496	2,896	6,331	(16,304)	117,419
Property and equipment, net	240,173	—	13,555	—	253,728
Goodwill	103,563	—	—	—	103,563
Other intangible assets, net	3,087	—	—	—	3,087
Investments in subsidiaries	2,914	—	281,912	(284,826)	—
Notes receivable from affiliates	—	—	22,702	(22,702)	—
Inventories	11,278	—	—	—	11,278
Investments in joint ventures	7,799	—	—	—	7,799
Other assets	2,058	—	11,204	—	13,262
	$495,368	$2,896	$335,704	$(323,832)	$510,136

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$48,475	$—	$—	$—	$48,475
Payables to affiliates	9,415	—	2,349	(11,764)	—
Accrued expenses	12,912	—	9,598	—	22,510
Billings in excess of contract revenues	4,640	—	—	—	4,640
Current maturities of long-term debt	6,490	—	—	(4,540)	1,950
Total current liabilities	81,932	—	11,947	(16,304)	77,575
Long-term debt	19,013	—	236,800	—	255,813
Notes payable to affiliates	22,702	—	—	(22,702)	—
Deferred income taxes	82,898	(18)	5,032	—	87,912
Other	4,267	—	684	—	4,951
Total liabilities	210,812	(18)	254,463	(39,006)	426,251
Minority interests	—	—	—	1,627	1,627
Stockholder’s equity	284,556	2,914	81,241	(286,453)	82,258
	$495,368	$2,896	$335,704	$(323,832)	$510,136

Condensed Consolidating Balance Sheet at December 31, 2004

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS
Current assets:
Cash and equivalents	$1,957	$5	$—	$—	$1,962
Accounts receivable, net	65,762	—	—	—	65,762
Receivables from affiliates	8,422	2,906	4,540	(15,868)	—
Contract revenues in excess of billings	12,439	—	—	—	12,439
Inventories	16,497	—	—	—	16,497
Prepaid expenses and other current assets	13,780	—	1,874	—	15,654
Total current assets	118,857	2,911	6,414	(15,868)	112,314
Property and equipment, net	242,672	—	13,922	—	256,594
Goodwill	103,563	—	—	—	103,563
Other intangible assets, net	3,267	—	—	—	3,267
Investments in subsidiaries	2,924	—	281,813	(284,737)	—
Notes receivable from affiliates	—	—	22,702	(22,702)	—
Inventories	11,278	—	—	—	11,278
Investments in joint ventures	7,965	—	—	—	7,965
Other assets	2,073	—	11,581	—	13,654
	$492,599	$2,911	$336,432	$(323,307)	$508,635

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$46,770	$—	$—	$—	$46,770
Payables to affiliates	4,143	—	7,185	(11,328)	—
Accrued expenses	13,238	—	4,438	—	17,676
Billings in excess of contract revenues	6,706	—	—	—	6,706
Current maturities of long-term debt	6,490	—	—	(4,540)	1,950
Total current liabilities	77,347	—	11,623	(15,868)	73,102
Long-term debt	19,500	—	232,800	—	252,300
Notes payable to affiliates	22,702	—	—	(22,702)	—
Deferred income taxes	85,311	(13)	5,131	—	90,429
Other	4,630	—	684	—	5,314
Total liabilities	209,490	(13)	250,238	(38,570)	421,145
Minority interests	—	—	—	1,599	1,599
Stockholder’s equity	283,109	2,924	86,194	(286,336)	85,891
	$492,599	$2,911	$336,432	$(323,307)	$508,635

Condensed Consolidating Statement of Income for the three months ended March 31, 2005

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Contract revenues	$99,903	$—	$—	$—	$99,903
Costs of contract revenues	(93,013)	—	150	—	(92,863)
Gross profit (loss)	6,890	—	150	—	7,040
General and administrative expenses	(6,727)	(15)	(13)	—	(6,755)
Subpoena-related expenses	(879)	—	—	—	(879)
Amortization of intangible assets	(180)	—	—	—	(180)
Operating (loss) income	(896)	(15)	137	—	(774)
Interest expense, net	(964)	—	(5,309)	—	(6,273)
Equity in loss of subsidiaries	(10)	—	(1,304)	1,314	—
Equity in loss of joint venture	(166)	—	—	—	(166)
Minority interests	—	—	—	(28)	(28)
(Loss) income before income taxes	(2,036)	(15)	(6,476)	1,286	(7,241)
Income tax benefit	798	5	2,306	(540)	2,569
Net loss	$(1,238)	$(10)	$(4,170)	$746	$(4,672)

Condensed Consolidating Statement of Income for the three months ended March 31, 2004

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Contract revenues	$103,947	$—	$—	$—	$103,947
Costs of contract revenues	(87,733)	(10)	195	—	(87,548)
Gross profit (loss)	16,214	(10)	195	—	16,399
General and administrative expenses	(7,011)	(15)	(84)	—	(7,110)
Subpoena-related expenses	(13)	—	—	—	(13)
Amortization of intangible assets	(1,792)	—	—	—	(1,792)
Operating income (loss)	7,398	(25)	111	—	7,484
Interest expense, net	(1,124)	—	(3,486)	—	(4,610)
Equity in loss of subsidiaries	(16)	—	6,057	(6,041)	—
Equity in earnings of joint venture	149	—	—	—	149
Minority interests	—	—	—	6	6
Income (loss) before income taxes	6,407	(25)	2,682	(6,035)	3,029
Income tax (expense) benefit	(2,538)	9	(1,126)	2,384	(1,271)
Net income (loss)	$3,869	$(16)	$1,556	$(3,651)	$1,758

Condensed Consolidating Cash Flows for the three months ended March 31, 2005

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$(4,652)	$(15)	$3,021	$—	$(1,646)

Investing Activities
Purchases of property and equipment	(3,264)	—	—	—	(3,264)
Dispositions of property and equipment	94	—	—	—	94
Net cash flows from investing activities	(3,170)	—	—	—	(3,170)

Financing Activities
Repayments of long-term debt	(487)	—	—	—	(487)
Borrowings under revolving loans, net of repayments	—	—	4,000	—	4,000
Net change in accounts with affiliates	7,006	15	(7,021)	—	—
Repayment of capital lease debt	(231)	—	—	—	(231)
Net cash flows from financing activities	6,288	15	(3,021)	—	3,282

Net change in cash and equivalents	(1,534)	—	—	—	(1,534)
Cash and equivalents at beginning of period	1,957	5	—	—	1,962
Cash and equivalents at end of period	$423	$5	$—	$—	$428

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2004

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$3,442	$(11)	$3,429	$—	$6,860

Investing Activities
Purchases of property and equipment	(5,361)	—	—	—	(5,361)
Cash released from equipment escrow	2,451	—	—	—	2,451
Net cash flows from investing activities	(2,910)	—	—	—	(2,910)

Financing Activities
Repayments of long-term debt	(487)	—	(2,500)	—	(2,987)
Net change in accounts with affiliates	845	10	(855)	—	—
Financing fees	—	—	(74)	—	(74)
Net cash flows from financing activities	358	10	(3,429)	—	(3,061)

Net change in cash and equivalents	890	(1)	—	—	889
Cash and equivalents at beginning of period	2,766	9	—	—	2,775
Cash and equivalents at end of period	$3,656	$8	$—	$—	$3,664

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

General

The Company is the largest provider of dredging services in the United States.  Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.  The U.S. dredging market consists of three primary types of work:  Capital, Maintenance and Beach Nourishment, in which the Company experienced an average combined U.S. bid market share of 43% over the last three fiscal years (2002 to 2004).  The Company’s bid market is defined as the population of projects on which it bid or could have bid if not for capacity constraints (“bid market”).  In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which averaged 16% of its contract revenues over the last three fiscal years.

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

Results of Operations

The following table sets forth the components of net (loss) income and EBITDA as a percentage of contract revenues for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004

Contract revenues	100.0%	100.0%
Costs of contract revenues	(93.0)	(84.2)
Gross profit	7.0	15.8
General and administrative expenses	(6.7)	(6.9)
Subpoena-related expenses	(0.9)	—
Amortization of intangible assets	(0.2)	(1.7)
Operating (loss) income	(0.8)	7.2
Interest expense, net	(6.2)	(4.4)
Equity in (loss) earnings of joint venture	(0.2)	0.1
Minority interests	—	—
(Loss) income before income taxes	(7.2)	2.9
Income tax benefit (expense)	2.6	(1.2)
Net (loss) income	(4.6)%	1.7%

EBITDA	5.2%	14.2%

“EBITDA,” as provided herein, represents net (loss) income adjusted for net interest expense, income taxes, depreciation and amortization expense.  EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity.   The Company presents EBITDA as additional information because it is among the bases upon which the Company assesses its financial performance, and certain covenants in its borrowing arrangements are tied to similar measures. The Company believes EBITDA is a useful measure for the users of its financial statements because it provides information that can be used to evaluate the effectiveness of the Company’s business from an operational perspective, exclusive of costs to finance its activities, income taxes, depreciation of operating assets and amortization of intangible assets, none of which is directly relevant to the efficiency of its operations.  EBITDA is not calculated identically by all companies; therefore, the Company’s presentation of EBITDA may not be comparable to similarly titled measures of other companies.  The following table reconciles net (loss) income to EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004

Net (loss) income	$(4,672)	$1,758
Adjusted for:
Interest expense, net	6,273	4,610
Income tax (benefit) expense	(2,569)	1,271
Depreciation and amortization	6,145	7,125
EBITDA	$5,177	$14,764

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three months ended and backlog as of the periods indicated:

	Three Months Ended
	March 31,
Revenues (in thousands)	2005	2004
Dredging:
Capital - U.S.	$29,657	$25,919
Capital - foreign	5,903	27,766
Beach	22,411	30,358
Maintenance	30,293	12,757
Demolition	11,639	7,147
	$99,903	$103,947

	March 31,
Backlog (in thousands)	2005	2004
Dredging:
Capital - U.S.	$154,225	$112,544
Capital - foreign	38,091	31,145
Beach	37,120	12,914
Maintenance	12,274	32,607
Demolition	15,504	14,696
	$257,214	$203,906

Consolidated revenues for the first quarter of 2005 were $99.9 million, compared to $103.9 million for the same period in 2004.  The Company experienced good utilization of its dredging fleet in the first quarter of 2005; however, dredging revenue decreased approximately $8.5 million, or 8.8%, relative to the first quarter of 2004, primarily as a result of the mix of equipment working on the projects performed in the 2005 period, as well as the impact of competitive pricing at the time some of these projects were bid.  This decrease in dredging revenue was partially offset by a $4.5 million, or 62.8%, increase in demolition revenues in the 2005 quarter compared to the same period of 2004, reflecting an increase in activity in this segment.   Gross profit margin declined to 7.0% for the quarter ended March 31, 2005 compared to 15.8% for the same quarter of 2004.  A decline was anticipated, given the lower contract margins inherent in certain of the dredging projects performed in the 2005 period, which were bid in a very competitive bidding market in 2004.

Capital projects include large port deepenings and other infrastructure projects.  Domestic capital dredging revenue in the first quarter of 2005 totaled $29.7 million, which compares to the 2004 first quarter amount of $25.9 million.  The Company’s domestic capital revenues in the first quarter of 2005 were substantially generated by continuing work on Deep Port projects in Houston, Texas; Manatee Harbor, Florida; and Oakland, California. During the quarter, the Company also completed the first phase of the Brunswick, Georgia deepening project and concluded the Los Angeles, California deepening project.  The Company also commenced its subcontract work on the Arthur Kill, New York project in late March.  This was delayed from the planned start-up in mid-February, due to a lawsuit that was brought against the Army Corps of Engineers by the Natural Resource Defense Council regarding dredging in the New York Harbor.  As a result, the Army Corps delayed all dredging in the area until a hearing was held in mid–March.  At that time, the restraining order was lifted, and the Company was able to begin the work on the Arthur Kill project.  Although this impacted the Company’s dredging revenues for the quarter, Company management does not expect this suit to have any further impact on dredging in the New York area.   Foreign capital revenues in the first quarter of 2005 totaled $5.9 million, compared to $27.8 million for the same period of 2004. This decrease is a result of the mix of foreign projects underway in the corresponding periods. In the 2005 first quarter, the Company concluded the long-term Hidd terminal project in Bahrain, and continued working on the Durrat land development project, also in Bahrain, which began in the fourth quarter of 2004 and will continue through 2006. The 2004 quarter included work on the Hidd terminal project, along with additional revenue related to a joint-venture project in India, which concluded in 2004.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion.  First quarter 2005 revenues from beach nourishment projects totaled $22.4 million, relating primarily to work on a number of beach projects in the Company’s backlog at December 31, 2004, including the West Hampton and Shinnecock beaches in New York, the Buckroe and Ocean View beaches in Virginia, and the Rehobeth and Dewey beaches in Delaware.   Additionally, during the first quarter of 2005, the Company began two new Florida beach projects in Broward and Martin Counties, both of which were added to backlog during the quarter.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.  Maintenance revenues totaled $30.3 million in the first quarter of 2005, which is slightly higher than in typical quarters, primarily due to work on a few large maintenance projects that spanned the entire quarter.  These included harbor maintenance projects in Baltimore, Maryland; Tampa, Florida; and Wilmington, North Carolina, which have all now been completed, and a project in the Mississippi river Gulf Outlet, which will conclude in the second quarter.

The Company’s general and administrative expenses totaled $6.8 million for the first quarter of 2005, which compares to $7.1 million for same period of 2004.  Additionally, in the first quarter of 2005, the Company incurred $0.9 million of legal expenses related to counsel for certain employees that have been interviewed by attorneys from the Department of Justice and subpoenaed to testify before the grand jury, in connection with the grand jury investigation of the U.S. dredging industry that convened in February of 2004, as discussed further in the Company’s 2004 Annual Report filed on Form 10-K.

The Company’s amortization expense declined to $0.2 million for the first quarter of 2005, from $1.8 million for the same quarter of 2004, since the most significant of the Company’s intangible assets related to contract backlog acquired at the time of the Company’s sale in December 2003, which was primarily amortized in 2004.

Net interest expense for the first quarter of 2005 was $6.3 million, compared to $4.6 million for the same period of 2004.  This increase is attributable to a non-cash loss of $1.0 million on the Company’s interest rate swap arrangement (as described in Note 3) in the 2005 first quarter, compared with a non-cash gain of $0.7 million for the 2004 first quarter.  The Company’s cash interest expense for the first quarter of 2005 totaled $4.9 million, which is comparable to the amount incurred in the first quarter of 2004.  However, the rates currently paid on the Company’s variable interest-rate debt have increased in 2005, since the underlying market rates have increased and the Company is now paying a higher spread due to the amendment of its credit facility, effective September 30, 2004.

The Company generated a net loss of $4.6 million for the quarter ended March 31, 2005, as a result of the decreased contract margins and increased legal expenses, as discussed previously.  This compares to net income of $1.8 million for the quarter ended March 31, 2004.

EBITDA (as defined on page 16) was $5.2 million for the quarter ended March 31, 2005, compared to $14.8 million for the same period of 2004, with the decline also being attributable to the reduction in earnings as discussed previously.

Bidding Activity and Backlog

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

The first quarter 2005 domestic dredging bid market, representing work awarded during the period, totaled $215 million, which represents a solid quarter relative to the average annual bid market over the last three years (2002 to 2004) of approximately $690 million.  Approximately half of this work related to eight beach nourishment projects, as was expected given the severe hurricane season experienced in 2004 and the need to replenish numerous beaches along the Florida coastline in advance of the 2005 hurricane season.  The quarter’s activity also included the first phase of the 50 foot Kill Van Kull, New York deepening project, which was won by a competitor whose bid was well below the Army Corps of Engineers’ (“Corps”) allowable estimate, as well as the bids submitted by the Company and two other competitors.  Although the bidding activity has accelerated from the slowdown experienced a year ago, on this bid, as well as others this quarter, certain competitors have continued to bid at very low prices, often well below the Company’s bids and the Corp’s allowable estimates.  As a result, the Company won only 18.5% of the 2005 first quarter’s awards, as the Company continued to bid these opportunities with more reasonable margins. Given the additional volume of work taken on by certain competitors over the most recent quarters, management believes that the Company should now be well-positioned to win a greater proportion of the upcoming bids, since much of the competitors’ key dredging assets should be occupied.

The Company’s dredging backlog at March 31, 2005 totaled $241.7 million, which declined from $280.0 million at December 31, 2004, but is significantly higher than the March 31, 2004 level of $189.2 million.  The Company’s March 31, 2005 recorded backlog does not reflect approximately $110 million of low bids pending award and other options pending on projects currently in backlog, including $80 million for the remaining work on the Durrat, Bahrain project which was formally awarded to the Company in April.

Over half of the Company’s March 31, 2005 dredging backlog is represented by domestic capital dredging work, including Deep Port projects in the Arthur Kill Channel, New York; Wilmington, North Carolina; and Miami, Florida, which will be performed over the remainder of 2005 and should generate better contract margins than certain capital projects performed in recent quarters.

With respect to the Water Resources Development Act (“WRDA”), which forms the basis for authorizing the Corps’ civil works projects, including the Deep Port projects, no act was passed in 2004, but a 2005 version of the WRDA has already been introduced.  This version includes authorization of additional federal cost sharing to 53 feet for port deepening projects, which could encourage some ports to pursue additional deepening projects as they would get more federal funding.  Additionally, the 2005 WRDA as currently drafted authorizes the decommissioning of the Corps-operated hopper dredge McFarland that works in the Delaware area, which is positive as this would make additional maintenance work available for performance by private industry.   The draft Act also authorizes the Corps to lift restrictions on the use of its two West Coast-based hopper dredges; however this would only add a small amount of additional work for these dredges, so management believes this should not have much impact to private industry.  The WRDA legislation continues to face environmental opposition, so it is unclear as to when the next act will pass.  However, passage of a new WRDA is not critical at this point with respect to project authorizations.

Beach backlog at March 31, 2005 totaled $37.1 million, the majority relating to the $24 million Broward County, Florida beach project, which was bid in December of 2004, but not awarded to Great Lakes and added to backlog until the first quarter of 2005.  As mentioned previously, approximately half of the first quarter’s bid activity related to beach work, much of which is being funded by the federal emergency supplemental bill passed towards the end of 2004 to pay for damage from the 2004 hurricanes.  Bidding schedules indicate an additional $100 million of beach work to be bid through the remainder of 2005, some of which will receive federal funding from the federal emergency supplemental bill, and others which are expected to be funded by the counties and localities.  The Corps fiscal year 2005 budget did not appropriate funds for beach renourishment, but it appears that the current draft of the Corps’ fiscal year 2006 budget does reflect some federal funding for certain beach projects.

Maintenance backlog at March 31, 2005 was $12.3 million, relating primarily to a large project in the Mississippi river Gulf Outlet, which the Company will finish in the second quarter of 2005.  Only $33 million of maintenance work was bid in the first quarter of 2005; however, the Corps’ fiscal year 2005 budget contemplates a 2005 maintenance market consistent with historical averages of approximately $200 million.

Despite the appropriations outlined in the Corps’ annual budget, the beach dredging market and certain maintenance projects have continued to be the target of potential federal funding cutbacks over recent quarters.  However, the Senate recently passed an emergency supplemental bill for the Iraq reconstruction that included a $200 million appropriation for the Corps’ domestic dredging operations and maintenance budget, which funds the beach and maintenance projects.  This may help to alleviate some of the funding pressures for certain of these projects.

Foreign capital project backlog at March 31, 2005 totaled $38.1 million and related primarily to the $30 million LNG terminal project in Ocean Cay, Bahamas.  The Company expects to begin this project in the third quarter of 2005, and the work will continue through the middle of 2006.  As mentioned previously, in April the Company was awarded the full scope of the land development project in Durrat, Bahrain, which will add approximately $80 million to backlog in the second quarter of 2005.  This project will employ two large hydraulic dredges and one small hydraulic dredge for two years.

The demolition services backlog at March 31, 2005 increased to $15.5 million from $11.0 million at December 31, 2004.  Bid activity in the demolition sector has increased, and NASDI added five new demolition projects, each valued in excess of $1.0 million, to backlog during the first quarter, along with a number of additional small to mid-size projects.

Market Outlook

2004 proved to be a challenging year as the Company dealt with the impact of various funding issues within the Army Corps of Engineers’ dredging program.   There still appears to be a lack of clarity with respect to the Corps’ available funds and when these funds are made available to the various Corps districts. As evidence of this, the Company has received additional communications from various Corps districts cautioning that funds may not be available to complete certain projects which have been awarded and scheduled.  However, the Company has not been asked to stop or postpone its work with respect to these projects, and it appears that despite these warnings, the funds are generally being made available.  Positively, the bidding activity has remained strong through the first quarter of 2005, albeit very competitive, and the Company continues to maintain a solid level of backlog with contract margins improving from the low levels experienced in mid-2004 when the domestic bid market experienced a marked decline.  The Company has worked off some of its lower-margin backlog over the last two quarters, and expects to perform on a number of Deep Port, beach and foreign projects in its backlog that have the potential to produce better margins and provide good equipment utilization.  Furthermore, if the bidding activity continues at a similar pace to the last two quarters, the Company is well-positioned to take on new work at better margins, since some of its competitors have recently obtained significant occupancy for their equipment.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility.  The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash flows used in operating activities for the three months ended March 31, 2005 were $1.6 million, compared to a source of cash of $6.9 million for the three months ended March 31, 2004.  The fluctuation between periods results from the normal timing differences on the recognition and billing of revenues relative to the current level of activity.  Additionally, in 2004, the Company’s cash flows benefited from the receipt of income tax refunds in connection with the payment of expenses related to the sale of the Company in December of 2003.

The Company’s net cash flows used in investing activities for the three months ended March 31, 2005 totaled $3.2 million, compared to $2.9 million for the three months ended March 31, 2004.  The use of cash relates primarily to equipment acquisitions and capital improvements to existing equipment.  The Company’s capital expenditures in the first quarter of 2004 included spending of for construction of a barge, which was funded by $2.5 million of escrow proceeds remaining from a like-kind exchange transaction in connection with the sale of two tugboats in 2003.

The Company’s net cash flows generated by financing activities for three months ended March 31, 2005 totaled $3.2 million, as a result of net borrowings under its revolver necessary to fund working capital needs during the quarter.  This compares to a use of cash of $3.0 million for the three months ended March 31, 2004, since the Company generated sufficient cash during this period to make a $2.5 million voluntary repayment on its term bank loan.

The Company believes its anticipated cash flows from operations and available credit under its revolving credit facility will be sufficient to fund the Company’s operations and its revised capital expenditures, and meet its current debt service requirements of approximately $20 million for the year.

The Company’s Credit Agreement and Equipment Term Loan (collectively, “senior credit agreements”) and its Underwriting and Indemnity Agreement (“bonding agreement”) with its surety provider contain certain provisions that require the Company to maintain a minimum net worth and certain other financial ratios, limit payment of dividends and restrict certain other transactions.   As a result of the Company’s reduced earnings over recent quarters, coupled with the impact of the non-cash interest expense, and additional non-cash depreciation and amortization expense relating to the revaluation of Company’s assets in connection with the 2003 sale, the Company’s net worth at March 31, 2005 dropped below the minimum level required in its bonding agreement with its surety company.  Therefore, the Company obtained a waiver of this requirement from its surety company for the quarter ended March 31, 2005.  The Company was otherwise in compliance with all of the financial covenants under its senior credit agreements and bonding agreement at March 31, 2005. The required financial covenant levels under the senior credit agreements and the bonding agreement are restrictive in light of the Company’s current level of earnings, but Company management believes they have positive relationships with the Company’s senior lenders and surety provider, should it be necessary to request an additional amendment or waiver to the financial covenants. However, if there is a future violation of any of the financial covenants and the Company is not successful in obtaining an additional amendment or waiver, a default could occur under the Company’s senior credit agreements or bonding agreement, which could result in a material adverse impact on the Company’s financial condition.

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

Critical Accounting Policies and Estimates

In preparing its consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America.  The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures.  The Company continually reviews its accounting policies and financial information disclosures.  There have been no material changes in policies or estimates since December 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of March 31, 2005 has not significantly changed since December 31, 2004.  The market risk profile of the Company on December 31, 2004 is disclosed in the Company’s 2004 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Pursuant to an internal investigation conducted in the first quarter of 2005, Company management discovered that an employee, whose responsibilities were primarily related to contractual issues including subcontractors, agents and claims on certain foreign projects, had embezzled approximately $1.1 million from the Company over a period from 2001 to 2004. The employee, who was not an officer of the Company, was terminated on April 4, 2005.  Management believes that any loss resulting from the employee’s embezzlement is covered by insurance, subject to a $50,000 deductible, and should not have a material adverse effect on the Company’s financial position or results of operations.

As required each quarter, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005, due to inconsistent application of certain internal control procedures relating to vendor payments and the expenditure review process, which enabled the embezzlement discussed in the preceding paragraph to occur.

As of the date of this filing, in response to these control deficiencies, the Company has revised certain of its internal control procedures relating to its vendor payments and expenditure review process and reissued certain existing procedures to reinforce their consistent application.

In connection with this Form 10-Q, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as currently in effect, including the changes discussed above, and such officers have concluded that, as of this date, the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005, that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.  However, subsequent to March 31, 2005, the Company made changes to its internal control procedures, as described above.

PART II – Other Information

Item 5(a).  Other Information

2004 401(k) Profit Sharing Contribution

At its meeting held on March 3, 2005, the Company’s Board of Directors, upon recommendation of its Compensation Committee, approved a profit sharing contribution of 3.8% of salaries for employees of Great Lakes Dredge & Dock Company and 6.9% of salaries for employees of North American Site Developers, Inc., both subsidiaries of the registrant, to be paid to salaried employees in accordance with the profit sharing provision of the Company’s 401(k) Savings Plan.  The profit sharing contributions were determined on the basis of the subsidiaries’ financial results for the year ended December 31, 2004.

2005 Base Salaries for Named Executive Officers

Also at its meeting held on March 3, 2005, the Board, upon recommendation of its Compensation Committee, approved the following 2005 annual base salaries for the Company’s named executive officers:

Douglas B. Mackie (President and CEO):	$378,000
Richard M. Lowry (EVP and COO):	355,000
Deborah A. Wensel (SVP and CFO):	225,000
William P. Pagendarm (VP, Division Manager):	173,000
Bradley T.J. Hansen (VP, Division Manager):	167,000

The foregoing base salaries were effective as of January 1, 2005.

Annual Cash Bonus Plan – 2005 Performance Goals

Also at is meeting held on March 3, 2005, the Board approved the Company’s 2005 budgeted EBITDA, which serves as the basis for bonus calculations under the terms of the Company’s Annual Cash Bonus Plan.

Item 6.  Exhibits

10.1	Second Supplemental Indenture, dated as of July 12, 2004, by and among Great Lakes Dredge & Dock Corporation, and BNY Midwest Trust Company, as trustee.
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation

Date:	May 12, 2005	By:	/s/	Deborah A. Wensel
Deborah A. Wensel
Senior Vice President
and Chief Financial Officer

(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description

10.1	Second Supplemental Indenture, dated as of July 12, 2004, by and among Great Lakes Dredge & Dock Corporation, and BNY Midwest Trust Company, as trustee.
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.