Form 10-Q
period 2005-06-30
GREAT LAKES DREDGE & DOCK CORP
filed 2005-08-10
CIK 885538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 9, 2005, there were outstanding 1,000 shares of Common Stock and zero shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2005

PART I – Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and equivalents	$371	$1,962
Accounts receivable, net	65,820	65,762
Contract revenues in excess of billings	19,518	12,439
Inventories	17,965	16,497
Prepaid expenses and other current assets	23,517	15,654
Total current assets	127,191	112,314
Property and equipment, net	247,529	256,594
Goodwill	103,563	103,563
Other intangible assets, net	2,867	3,267
Inventories	11,278	11,278
Investments in joint ventures	8,227	7,965
Other assets	12,817	13,654
Total assets	$513,472	$508,635

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$51,811	$46,770
Accrued expenses	19,178	17,676
Billings in excess of contract revenues	7,993	6,706
Current maturities of long-term debt	1,950	1,950
Total current liabilities	80,932	73,102
Long-term debt	256,325	252,300
Deferred income taxes	87,868	90,429
Other	4,983	5,314
Total liabilities	430,108	421,145
Minority interest	1,819	1,599
Commitments and contingencies (Note 9)	—	—
Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	97,000	97,000
Accumulated deficit	(16,264)	(11,087)
Accumulated other comprehensive income (loss)	809	(22)
Total stockholder’s equity	81,545	85,891
Total liabilities and stockholder’s equity	$513,472	$508,635

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Contract revenues	$93,391	$72,104	$193,294	$176,051
Costs of contract revenues	81,958	66,259	174,821	153,807
Gross profit	11,433	5,845	18,473	22,244
General and administrative expenses	6,982	5,405	13,737	12,515
Subpoena-related expenses	931	852	1,810	865
Amortization of intangible assets	220	1,120	400	2,912
Operating (loss) income	3,300	(1,532)	2,526	5,952
Interest expense, net	(4,593)	(6,996)	(10,866)	(11,606)
Equity in earnings of joint ventures	928	682	762	831
Minority interests	(192)	6	(220)	12
Loss before income taxes	(557)	(7,840)	(7,798)	(4,811)
Income tax benefit	52	2,403	2,621	1,132
Net loss	$(505)	$(5,437)	$(5,177)	$(3,679)

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating Activities
Net loss	$(5,177)	$(3,679)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	12,330	13,576
Earnings of joint ventures	(762)	(831)
Distribution from equity joint ventures	500	—
Minority interests	220	(12)
Deferred income taxes	(3,170)	(2,069)
Gain on dispositions of property and equipment	(98)	(144)
Other, net	837	820
Changes in assets and liabilities:
Accounts receivable	(58)	17,657
Contract revenues in excess of billings	(7,079)	(6,876)
Inventories	(1,468)	(1,775)
Prepaid expenses and other current assets	(6,459)	408
Accounts payable and accrued expenses	6,385	(7,998)
Billings in excess of contract revenues	1,287	(2,231)
Other noncurrent assets and liabilities	54	480
Net cash flows from operating activities	(2,658)	7,326

Investing Activities
Purchases of property and equipment	(7,082)	(9,892)
Dispositions of property and equipment	4,665	144
Adjustment to acquisition price of Predecessor common and preferred shares	—	527
Cash released from equipment escrow	—	2,451
Net cash flows from investing activities	(2,417)	(6,770)

Financing Activities
Repayments of long-term debt	(975)	(3,475)
Borrowings under revolving loans, net of repayments	5,000	1,000
Repayment of capital lease debt	(541)	—
Financing fees	—	(136)
Net cash flows from financing activities	3,484	(2,611)
Net change in cash and equivalents	(1,591)	(2,055)
Cash and equivalents at beginning of period	1,962	2,775
Cash and equivalents at end of period	$371	$720

Supplemental Cash Flow Information
Cash paid for interest	$9,946	$8,557
Cash paid (refunded) for taxes	$244	$(4,829)

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

2.              Comprehensive loss

Total comprehensive loss comprises the Company’s net loss and net unrealized gains and losses on cash flow hedges.  Total comprehensive loss for the three months ended June 30, 2005 and 2004 was $713 and $5,155, respectively.  Total comprehensive loss for the six months ended June 30, 2005 and 2004 was $4,346 and $3,410, respectively.

3.              Risk management activities

The Company uses derivative instruments to manage commodity price, interest rate, and foreign currency exchange risks.  Such instruments are not used for trading purposes.  As of June 30, 2005, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through January 2006.  As of June 30, 2005, there were 4.6 million gallons remaining on these contracts.  Under these agreements, the Company will pay fixed prices ranging from $0.92 to $1.56 per gallon.  At June 30, 2005 and December 31, 2004, the fair value on these contracts was estimated to be $1,333 and $(36), respectively, based on quoted market prices, and is recorded in other current assets and accrued liabilities, respectively. Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial.   The remaining gains included in accumulated other comprehensive income at June 30, 2005 will be reclassified into earnings over the next seven months, corresponding to the period during which the hedged fuel is expected to be utilized.

In February 2004, the Company entered into an interest rate swap arrangement to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated debt.  The fair value of the swap at June 30, 2005 and December 31, 2004 was $(717) and $(662), respectively, and is recorded in accrued expenses.  The swap is not accounted for as a hedge;

therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates.  The fair value of the Company’s $175,000 of 7¾% senior subordinated notes was $138,250 and $157,938 at June 30, 2005 and December 31, 2004, respectively, based on quoted market prices.

4.              Accounts receivable

Accounts receivable at June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004
Completed contracts	$21,345	$13,971
Contracts in progress	36,011	43,088
Retainage	9,008	9,211
	66,364	66,270
Allowance for doubtful accounts	(544)	(508)

	$65,820	$65,762

5.              Contracts in progress

The components of contracts in progress at June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$143,365	$232,994
Amounts billed	(127,208)	(221,243)
Costs and earnings in excess of billings for contracts in progress	16,157	11,751
Costs and earnings in excess of billings for completed contracts	3,361	688

	$19,518	$12,439

Prepaid contract costs (included in prepaid expenses and other current assets)	$1,434	$718

Billings in excess of costs and earnings:
Amounts billed	$(131,978)	$(196,639)
Costs and earnings for contracts in progress	123,985	189,933

	$(7,993)	$(6,706)

6.              Intangible assets

The net book value of intangible assets is as follows:

	Estimated		Accumulated
	Life	Cost	Amortization	Net
As of June 30, 2005:

Customer contract backlog	13-24 mos.	$4,237	$3,933	$304
Demolition customer relationships	7 years	1,995	428	1,567
Software and databases	7-10 years	1,209	213	996
		$7,441	$4,574	$2,867
As of December 31, 2004:

Customer contract backlog	13-24 mos.	$4,237	$3,747	$490
Demolition customer relationships	7 years	1,995	285	1,710
Software and databases	7-10 years	1,209	142	1,067
		$7,441	$4,174	$3,267

7.              Accrued expenses

Accrued expenses at June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004
Insurance	$6,073	$5,022
Payroll and employee benefits	4,510	4,700
U.S. income and other taxes	3,790	2,564
Demolition litigation expense	1,275	1,275
Equipment leases	913	719
Interest	826	799
Interest rate swap liability	717	662
Other	1,074	1,935

	$19,178	$17,676

8.              Segment information

The Company operates in two reportable segments: dredging and demolition.  The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented.   Segment information for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Dredging
Contract revenues	$81,082	$62,271	$169,346	$159,071
Operating income (loss)	1,175	(2,275)	(343)	4,961

Demolition
Contract revenues	$12,309	$9,833	$23,948	$16,980
Operating income	2,125	743	2,869	991

Total
Contract revenues	$93,391	$72,104	$193,294	$176,051
Operating income (loss)	3,300	(1,532)	2,526	5,952

9.              Commitments and contingencies

At June 30, 2005, the Company was contingently liable, in the normal course of business, for $13,694 in undrawn letters of credit, relating to foreign contract performance guarantees and insurance payment liabilities.

Amboy Aggregates (“Amboy”), a joint venture in which the Company has a 50% equity interest, has a $2,000 revolving credit facility with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners.  The Company has guaranteed 50% of the outstanding borrowings and accrued interest.  Amboy had no outstanding borrowings at June 30, 2005.

The Company finances certain key vessels used in its operations with operating lease arrangements with unrelated lessors, requiring annual rentals decreasing from $14,000 to $11,000 over the next five years.  These operating leases contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit.  To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.  The Company has additional rental commitments for office facilities and dozer leases totaling approximately $1,000 to $2,000, annually.

Borrowings under the Company’s Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of approximately $86,000 at December 31, 2004.  Additionally, the Company obtains its performance and bid bonds through an underwriting and indemnity agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $88,000 at December 31, 2004.  The Company also has an equipment term loan, which is secured by a first lien mortgage on certain operating equipment with a net book value of approximately $22,000 at December 31, 2004. The net book value of equipment serving as collateral under these agreements at June 30, 2005 does not materially differ from the values at December 31, 2004.  These agreements contain provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens, and take certain other actions.  Effective June 13, 2005, the Company amended its Credit Agreement to increase its revolver borrowing availability by $5,000, with an offsetting decrease to its letter of credit capacity in the same amount.  The additional revolver borrowing capacity is available until the earlier of October 31, 2005 or such time that the Company collects on a defined contract receivable, at which time, the revolver borrowing availability and letter of credit capacity revert back to the pre-amendment terms.  The amendment also revised the Company’s senior leverage ratio for the quarter ended June 30, 2005 to 3:30 to 1:00 to allow it to utilize the additional borrowing capacity.  As a result of the Company’s net loss in the second quarter, the Company’s net worth remained below the minimum level required in its underwriting and indemnity agreement with its surety company. The Company has obtained a waiver of this requirement for the quarter ended June 30, 2005 from its surety company.  Therefore, the Company was in compliance with all required covenants at June 30, 2005.

The performance and bid bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as some demolition projects.  Bid bonds are generally obtained for a percentage of bid value and aggregate amounts outstanding typically range from $5,000 to $10,000.  Performance bonds typically cover 100% of the contract value with no maximum bond amounts.  At June 30, 2005, the Company had outstanding performance bonds valued at approximately $349,000; however the revenue value remaining in backlog related to these projects totaled approximately $153,000 at June 30, 2005.

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

On February 10, 2004, the Company was served with a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District of South Carolina.  The Company believes the grand jury has been convened to investigate the United States dredging industry in connection with work performed for the U.S. Army Corp of Engineers. The Company continues to comply with the Justice department’s requests and Company management believes that it has provided substantially all of the documents that have been requested to this point.  In addition to the documents requested, seven employees or former employees of the Company have now been interviewed or have testified before the grand jury.  In connection with the investigation, the Company continues to incur legal expenses, which totaled $900 and $1,800 for the three and six months ended June 30, 2005.

In 1999, the Boston Housing Authority (“BHA”), for whom the Company’s demolition business, NASDI, had worked, asserted that NASDI and its subcontractors were responsible for improperly disposing of some contaminated materials.  At the time the Company acquired

NASDI in 2001, it was believed that NASDI had sufficient recourse in the matter and that any potential liability would be minimal.  However, since 2001, certain of the insurance carriers that would be responsible for this matter have gone bankrupt.  Negotiations between the parties have continued to progress, and in the third quarter of 2004, the case went before a judge in the Massachusetts court system, who advised NASDI and the subcontractors to accept a settlement with the BHA.  While NASDI could continue to pursue the matter, it was determined that settlement may be more cost effective.  Therefore, in the third quarter of 2004, the Company recorded a $1,300 charge for NASDI’s share of this potential settlement liability.

On January 19, 2005, the Company, along with its joint-venture partners on the Port of Los Angeles Deepening Project, received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to section 308(a) of the Clean Water Act.  The EPA is investigating alleged dredging of unauthorized material and unauthorized discharge of that material at various locations in federally regulated waters of the U.S. relating to this project.   The Company performed this project under a contract with the Los Angeles district of the Corps and believes it was in compliance with the contract specifications.  The Company has complied with the request for information and has received no further response from the EPA.  It is management’s understanding that the Corps is currently addressing this matter with the EPA, as this is an industry-wide issue.

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

Condensed Consolidating Balance Sheet at June 30, 2005

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals
ASSETS
Current assets:
Cash and equivalents	$366	$5	$—	$—	$371
Accounts receivable, net	65,820	—	—	—	65,820
Receivables from affiliates	8,234	2,876	4,540	(15,650)	—
Contract revenues in excess of billings	19,518	—	—	—	19,518
Inventories	17,965	—	—	—	17,965
Prepaid expenses and other current assets	21,751	—	1,766	—	23,517
Total current assets	133,654	2,881	6,306	(15,650)	127,191
Property and equipment, net	234,341	—	13,188	—	247,529
Goodwill	103,563	—	—	—	103,563
Other intangible assets, net	2,867	—	—	—	2,867
Investments in subsidiaries	2,904	—	284,944	(287,848)	—
Notes receivable from affiliates	—	—	22,702	(22,702)	—
Inventories	11,278	—	—	—	11,278
Investments in joint ventures	8,227	—	—	—	8,227
Other assets	2,041	—	10,776	—	12,817
	$498,875	$2,881	$337,916	$(326,200)	$513,472

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$51,811	$—	$—	$—	$51,811
Payables to affiliates	2,313	—	8,797	(11,110)	—
Accrued expenses	14,157	—	5,021	—	19,178
Billings in excess of contract revenues	7,993	—	—	—	7,993
Current maturities of long-term debt	6,490	—	—	(4,540)	1,950
Total current liabilities	82,764	—	13,818	(15,650)	80,932
Long-term debt	18,525	—	237,800	—	256,325
Notes payable to affiliates	22,702	—	—	(22,702)	—
Deferred income taxes	83,013	(23)	4,878	—	87,868
Other	4,299	—	684	—	4,983
Total liabilities	211,303	(23)	257,180	(38,352)	430,108
Minority interests	—	—	—	1,819	1,819
Stockholder’s equity	287,572	2,904	80,736	(289,667)	81,545
	$498,875	$2,881	$337,916	$(326,200)	$513,472

Condensed Consolidating Balance Sheet at December 31, 2004

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS
Current assets:
Cash and equivalents	$1,957	$5	$—	$—	$1,962
Accounts receivable, net	65,762	—	—	—	65,762
Receivables from affiliates	8,422	2,906	4,540	(15,868)	—
Contract revenues in excess of billings	12,439	—	—	—	12,439
Inventories	16,497	—	—	—	16,497
Prepaid expenses and other current assets	13,780	—	1,874	—	15,654
Total current assets	118,857	2,911	6,414	(15,868)	112,314
Property and equipment, net	242,672	—	13,922	—	256,594
Goodwill	103,563	—	—	—	103,563
Other intangible assets, net	3,267	—	—	—	3,267
Investments in subsidiaries	2,924	—	281,813	(284,737)	—
Notes receivable from affiliates	—	—	22,702	(22,702)	—
Inventories	11,278	—	—	—	11,278
Investments in joint ventures	7,965	—	—	—	7,965
Other assets	2,073	—	11,581	—	13,654
	$492,599	$2,911	$336,432	$(323,307)	$508,635

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$46,770	$—	$—	$—	$46,770
Payables to affiliates	4,143	—	7,185	(11,328)	—
Accrued expenses	13,238	—	4,438	—	17,676
Billings in excess of contract revenues	6,706	—	—	—	6,706
Current maturities of long-term debt	6,490	—	—	(4,540)	1,950
Total current liabilities	77,347	—	11,623	(15,868)	73,102
Long-term debt	19,500	—	232,800	—	252,300
Notes payable to affiliates	22,702	—	—	(22,702)	—
Deferred income taxes	85,311	(13)	5,131	—	90,429
Other	4,630	—	684	—	5,314
Total liabilities	209,490	(13)	250,238	(38,570)	421,145
Minority interests	—	—	—	1,599	1,599
Stockholder’s equity	283,109	2,924	86,194	(286,336)	85,891
	$492,599	$2,911	$336,432	$(323,307)	$508,635

Condensed Consolidating Statement of Operations for the three months ended June 30, 2005

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Contract revenues	$93,391	$—	$—	$—	$93,391
Costs of contract revenues	(81,992)	—	34	—	(81,958)
Gross profit	11,399	—	34	—	11,433
General and administrative expenses	(6,613)	(15)	(354)	—	(6,982)
Subpoena-related expenses	(931)	—	—	—	(931)
Amortization of intangible assets	(220)	—	—	—	(220)
Operating income (loss)	3,635	(15)	(320)	—	3,300
Interest expense, net	(1,030)	—	(3,563)	—	(4,593)
Equity in (loss) earnings of subsidiaries	(10)	—	2,111	(2,101)	—
Equity in earnings of joint ventures	928	—	—	—	928
Minority interests	—	—	—	(192)	(192)
Income (loss) before income taxes	3,523	(15)	(1,772)	(2,293)	(557)
Income tax (expense) benefit	(1,219)	5	303	963	52
Net income (loss)	$2,304	$(10)	$(1,469)	$(1,330)	$(505)

Condensed Consolidating Statement of Operations for the three months ended June 30, 2004

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Contract revenues	$72,104	$—	$—	$—	$72,104
Costs of contract revenues	(66,578)	(9)	328	—	(66,259)
Gross profit (loss)	5,526	(9)	328	—	5,845
General and administrative expenses	(5,391)	(15)	1	—	(5,405)
Subpoena-related expenses	(852)	—	—	—	(852)
Amortization of intangible assets	(1,120)	—	—	—	(1,120)
Operating income (loss)	(1,837)	(24)	329	—	(1,532)
Interest expense, net	(967)	—	(6,029)	—	(6,996)
Equity in loss of subsidiaries	(16)	—	(3,751)	3,767	—
Equity in earnings of joint venture	682	—	—	—	682
Minority interests	—	—	—	6	6
Income (loss) before income taxes	(2,138)	(24)	(9,451)	3,773	(7,840)
Income tax benefit	538	8	3,969	(2,112)	2,403
Net loss	$(1,600)	$(16)	$(5,482)	$1,661	$(5,437)

Condensed Consolidating Statement of Operations for the six months ended June 30, 2005

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Contract revenues	$193,294	$—	$—	$—	$193,294
Costs of contract revenues	(175,005)	—	184	—	(174,821)
Gross profit	18,289	—	184	—	18,473
General and administrative expenses	(13,340)	(30)	(367)	—	(13,737)
Subpoena-related expenses.	(1,810)				(1,810)
Amortization of intangible assets	(400)	—	—	—	(400)
Operating income (loss)	2,739	(30)	(183)	—	2,526
Interest expense, net	(1,994)	—	(8,872)	—	(10,866)
Equity in earnings (loss) of subsidiaries	(20)	—	808	(788)	—
Equity in earnings of joint ventures	762	—	—	—	762
Minority interests	—	—	—	(220)	(220)
Income (loss) before income taxes	1,487	(30)	(8,247)	(1,008)	(7,798)
Income tax (expense) benefit	(421)	10	2,609	423	2,621
Net income (loss)	$1,066	$(20)	$(5,638)	$(585)	$(5,177)

Condensed Consolidating Statement of Operations for the six months ended June 30, 2004

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Contract revenues	$176,051	$—	$—	$—	$176,051
Costs of contract revenues	(154,311)	(19)	523	—	(153,807)
Gross profit (loss)	21,740	(19)	523	—	22,244
General and administrative expenses	(12,402)	(30)	(83)	—	(12,515)
Subpoena-related expenses	(865)				(865)
Amortization of intangible assets	(2,912)	—	—	—	(2,912)
Operating income (loss)	5,561	(49)	440	—	5,952
Interest expense, net	(2,091)	—	(9,515)	—	(11,606)
Equity in earnings (loss) of subsidiaries	(32)	—	2,306	(2,274)	—
Equity in earnings of joint ventures	831	—	—	—	831
Minority interests	—	—	—	12	12
Income (loss) before income taxes	4,269	(49)	(6,769)	(2,262)	(4,811)
Income tax (expense) benefit	(2,000)	17	2,843	272	1,132
Net income (loss)	$2,269	$(32)	$(3,926)	$(1,990)	$(3,679)

Condensed Consolidating Cash Flows for the six months ended June 30, 2005

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$853	$(30)	$(3,481)	$—	$(2,658)

Investing Activities
Purchases of property and equipment	(7,082)	—	—	—	(7,082)
Dispositions of property and equipment	4,665	—	—	—	4,665
Net cash flows from investing activities	(2,417)	—	—	—	(2,417)

Financing Activities
Repayments of long-term debt	(975)	—	—	—	(975)
Borrowings of revolving loans, net of repayments	—	—	5,000	—	5,000
Net change in accounts with affiliates	1,489	30	(1,519)	—	—
Repayment of capital lease debt	(541)	—	—	—	(541)
Net cash flows from financing activities	(27)	30	3,481	—	3,484

Net change in cash and equivalents	(1,591)	—	—	—	(1,591)
Cash and equivalents at beginning of period	1,957	5	—	—	1,962
Cash and equivalents at end of period	$366	$5	$—	$—	$371

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2004

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$4,854	$(20)	$2,492	$—	$7,326

Investing Activities
Purchases of property and equipment	(10,077)	—	—	—	(10,077)
Dispositions of property and equipment	329	—	—	—	329
Adjustment to acquisition price of Predecessor common and preferred shares	527	—	—	—	527
Cash released from equipment escrow	2,451	—	—	—	2,451
Net cash flows from investing activities	(6,770)	—	—	—	(6,770)

Financing Activities
Repayments of long-term debt	(975)	—	(2,500)	—	(3,475)
Borrowings under revolving loans, net of repayments	—	—	1,000	—	1,000
Net change in accounts with affiliates	837	19	(856)	—	—
Financing fees	—	—	(136)	—	(136)
Net cash flows from financing activities	(138)	19	(2,492)	—	(2,611)

Net change in cash and equivalents	(2,054)	(1)	—	—	(2,055)
Cash and equivalents at beginning of period	2,766	9	—	—	2,775
Cash and equivalents at end of period	$712	$8	$—	$—	$720

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

The Company’s equity in earnings of joint ventures relates to the Company’s 50% ownership interests in Amboy Aggregates (“Amboy”) and an adjoining land investment, which are accounted for using the equity method.

Results of Operations

The following table sets forth the components of net loss and EBITDA as a percentage of contract revenues for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(87.8)	(91.9)	(90.4)	(87.4)
Gross profit	12.2	8.1	9.6	12.6
General and administrative expenses	(7.5)	(7.5)	(7.2)	(7.1)
Subpoena-related expenses	(1.0)	(1.1)	(0.9)	(0.5)
Amortization of intangible assets	(0.2)	(1.6)	(0.2)	(1.6)
Operating income (loss)	3.5	(2.1)	1.3	3.4
Interest expense, net	(4.9)	(9.6)	(5.6)	(6.6)
Equity in earnings of joint ventures	1.0	0.9	0.4	0.5
Minority interest	(0.2)	—	(0.1)	—
Loss before income taxes	(0.6)	(10.8)	(4.0)	(2.7)
Income tax benefit	0.1	3.3	1.3	0.6
Net loss	(0.5)%	(7.5)%	(2.7)%	(2.1)%

EBITDA	10.9%	7.8%	8.0%	11.6%

 “EBITDA,” as provided herein, represents net loss adjusted for net interest expense, income taxes, depreciation and amortization expense.  EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity.   The Company presents EBITDA as additional information because it is among the bases upon which the Company assesses its financial performance, and certain covenants in its borrowing arrangements are tied to similar measures. The Company believes EBITDA is a useful measure for the users of its financial statements because it provides information that can be used to evaluate the effectiveness of the Company’s business from an operational perspective, exclusive of costs to finance its activities, income taxes, depreciation of operating assets and amortization of intangible assets, none of which is directly relevant to the efficiency of its operations.  EBITDA is not calculated identically by all companies; therefore, the Company’s presentation of EBITDA may not be comparable to similarly titled measures of other companies.  The following table reconciles net loss to EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss	$(505)	$(5,437)	$(5,177)	$(3,679)
Adjusted for:
Interest expense, net	4,593	6,996	10,866	11,606
Income tax benefit	(52)	(2,403)	(2,621)	(1,132)
Depreciation and amortization	6,185	6,451	12,330	13,576
EBITDA	$10,221	$5,607	$15,398	$20,371

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three and six months ended and backlog as of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues (in thousands)	2005	2004	2005	2004
Dredging:
Capital - U.S.	$30,121	$22,753	$59,778	$48,672
Capital - foreign	10,328	17,395	16,231	45,161
Beach	22,439	12,120	44,850	42,478
Maintenance	18,194	10,003	48,487	22,760
Demolition	12,309	9,833	23,948	16,980
	$93,391	$72,104	$193,294	$176,051

	June 30,
Backlog (in thousands)	2005	2004
Dredging:
Capital - U.S.	$142,078	$94,953
Capital - foreign	115,846	19,165
Beach	31,039	3,660
Maintenance	5,970	11,274
Demolition	16,581	12,596
	$311,514	$141,648

Consolidated revenues for the second quarter of 2005 were $93.4 million, representing an increase of $21.3 million or 29.5% over second quarter 2004 revenues of $72.1 million.  Revenues for the first half of 2005 were $193.3 million, an increase of $17.2 million or 9.8% over revenues for the first half of 2004 of $176.1 million.  The increase in 2005 revenues primarily resulted from improved utilization of the Company’s dredging fleet, particularly relative to the second quarter of 2004.  Utilization declined significantly in the second quarter of 2004 due to the funding constraints experienced by the Army Corps of Engineers (Corps), which led to a slow down in the bidding activity through the first half of 2004 and postponement of certain work in the Company’s backlog at that time.  As evidenced by the active 2005 domestic bid market to date, it appears that the funding issues at the Corps are being moderated; therefore, the Company’s utilization has improved through the first half of 2005 as it has been able to perform on projects that had previously been postponed or have since been added to backlog. The Company’s second quarter and year-to-date 2005 revenues have also benefited from increased activity in the demolition sector in recent months.

The Company’s gross profit margin for the quarter ended June 30, 2005 improved to 12.2%, compared to 8.1% for the same quarter of 2004, primarily as a result of the higher utilization relative to the level of fixed costs, as well as improved margins inherent in the dredging projects performed during the 2005 period.  However, gross profit margin for the six months ended June 30, 2005 totaled 9.6%, compared to 12.6% for the same period of 2004.  The 2005 six-month margin reflects the impact of reduced earnings realized in the first quarter when the Company performed on a number of projects with lower than typical margins, due to the highly competitive market conditions when they were bid.

Capital projects include large port deepenings and other infrastructure projects.  Domestic capital dredging revenue increased $7.4 million and $11.1 million in the second quarter and first half of 2005, respectively, as compared to the same periods of 2004.  The Company’s domestic capital revenues of $30.1 million in the second quarter of 2005 were substantially generated by continuing work on port deepening projects in Oakland, California; Arthur Kill Channel, New York; Port Jersey, New Jersey, which is being performed by a subcontractor; and Wilmington, North Carolina, which had been previously postponed due to the Corps’ funding issues.  During the quarter, the Company also began drilling and blasting for the Miami, Florida harbor deepening project and commenced the first phase of the Columbia River deepening project in Oregon.  Foreign capital revenue in the second quarter and first half of 2005 decreased $7.1 million and $28.9 million, respectively, compared to the same 2004 periods as a result of the mix of projects underway in the corresponding periods.  The 2005 second quarter’s foreign revenues were substantially generated by continued work on the Durrat land development project in Bahrain, which began in the fourth quarter of 2004 and will continue through 2006, along with work performed in Barcelona, Spain by our foreign-based hopper dredge.  The 2004 quarter included work on the Hidd terminal project in Bahrain, which was completed in the first quarter of 2005.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion.  Second quarter 2005 revenues from beach nourishment projects totaled $22.4 million, a $10.3 million increase over the same period of 2004, bringing year-to-date beach revenue to $44.9 million, which is slightly increased over the 2004 year-to-date amount of $42.5 million.  The increase is to be expected, given that beach nourishment work has represented approximately 40% of the 2005 year-to-date bid market, compared to only 15% over the last three years (2002 to 2004), in part because of the extensive damage wrought by hurricanes in 2004. During the 2005 second quarter, the Company substantially completed renourishment of the Rehobeth and Dewey beaches in Delaware, which were in backlog at year-end, and worked on four beach projects in Florida, which were added to backlog in the first half of 2005. Of these, the two smaller projects were concluded during the quarter, but work on the larger Broward and St. John’s County beaches will continue into the fourth quarter of 2005.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.  Maintenance revenues totaled $18.2 million in the second quarter of 2005, compared to $10.0 million for the same 2004 period. The 2005 quarter is on par with recent quarters, which have generally been higher than in previous years since the Company has taken on more maintenance work to fill in while the capital work has declined due to the Corp’s funding difficulties. The second quarter’s revenues were substantially generated by the harbor maintenance project in Tampa, Florida and two equipment rental projects along the Mississippi River, all of which were completed in the quarter.

NASDI’s demolition revenues for the second quarter and first six months of 2005 totaled $12.3 million and $23.9 million, respectively, compared to $9.8 million and $17.0 million for the same periods of 2004, with the increase driven by the general market improvement, such that NASDI has experienced less competition for the jobs its been bidding.  NASDI’s revenues for the quarter were generated by a number of small to mid-size projects, as well as three larger projects begun in 2005 which each contributed in excess of $1.0 million to the quarter.

The Company’s general and administrative expenses totaled $7.0 million for the second quarter of 2005, which compares to $5.4 million for same period of 2004, primarily as a result of increased incentive compensation, which had been reduced in the 2004 period as the Company’s 2004 performance expectations declined.  In the second quarter of 2005, the Company incurred $0.9 million of legal expenses related to the federal subpoena matter, as discussed further in Note 9 to the Financial Statements.

The Company’s amortization expense declined to $0.2 million for the second quarter of 2005, from $1.1 million for the same quarter of 2004, since the most significant portion of the

Company’s intangible assets, related to contract backlog acquired at the time of the Company’s sale in December 2003, was primarily amortized in 2004.

Net interest expense for the second quarter and first half of 2005 was $4.6 million and $10.9 million, respectively, compared to $7.0 million and $11.6 million for the same periods of 2004.  Cash interest expense increased by approximately $1.0 million in the second quarter of 2005, compared to the same period of 2004, as a result of higher underlying interest rates and larger spreads on the Company’s variable rate debt, coupled with more average outstanding borrowings on the Company’s revolver facility.  Total interest for the second quarter of 2005 also reflects a non-cash benefit of $1.0 million due to the valuation of the Company’s fixed-to-floating interest rate swap, which was put in place in February of 2004 (as described in Note 3).  This compares to a non-cash interest expense of $2.4 million for the 2004 quarter on this same swap.

The Company generated a net loss of $0.5 million and $5.2 million for the quarter and six months ended June 30, 2005, respectively, compared to a net loss of $5.4 million and $3.7 million, for the same 2004 periods.  As mentioned previously, the second quarter of 2005 experienced improved utilization and margins, relative to the second quarter of 2004, which was significantly impacted by the decline in the bid market and funding constraints at that time.  However, on a year-to-date basis, the 2005 six-month period reflects the reduced earnings from the first quarter, while the 2004 six-month period benefited from the strong 2004 first quarter results achieved as the Company performed work from its backlog that had not been affected by the decline in the bid market and funding conditions.

EBITDA (as defined on page 17) was $10.2 million and $15.4 million for the quarter and six months ended June 30, 2005, respectively, compared to $5.6 million and $20.4 million for the same periods of 2004, with the fluctuations from period to period also attributable to the variations in utilization and margins, as discussed previously.

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

The 2005 second quarter domestic dredging bid market, representing work awarded during the period, totaled $154 million, bringing the year-to-date bid market to $369 million, which is in line with the average annual bid market over the last three years (2002 to 2004) of approximately $690 million.  Over a third of the second quarter’s bids related to seven beach nourishment projects, which was consistent with the first quarter and was expected given the severe hurricane season experienced in 2004 and the need to replenish numerous beaches along the Florida coastlines.  Great Lakes won two of these projects, including a $15 million project in St. John’s County, Florida, and the remainder was won by competitors.  The quarter’s activity also included the first phase of the Columbia River deepening project, which the Company won for approximately $11 million.  This project was originally bid with a larger scope, and then cancelled when the bids were in excess of the Corp’s allowable cost estimate.  The Company was low bidder under the original scope and again under the final awarded contract.  This project incurred numerous environmental delays, but those issues appear to have been addressed and the

work is moving forward.   Despite the volume of work that has now come out for bid in the first and second quarters, much of the beach and maintenance work was again won by competitors at relatively low pricing.  As a result, the Company won only 21% of the second quarter’s awards, as it has continued to bid these opportunities with what it believes to be more reasonable margins.  While the pricing was very low for work let for bid in the first quarter and continuing into the second quarter, certain projects bid towards the end of the second quarter and into July have been bid with better pricing.  Thus, it appears that the Company’s competitors may be bidding more rationally.  The Company won two beach nourishment bids in July with higher margins than experienced in recent quarters. Management also believes that there are a number of domestic capital opportunities scheduled for bidding over the remainder of the year, for which the Company’s equipment should be well-suited.

Despite the continued competitive domestic bidding environment, the Company has been able to maintain a solid dredging backlog with contract margins improving from the levels experienced in recent quarters.  Dredging backlog at June 30, 2005 increased to $294.9 million.  This compares to $241.7 million at March 31, 2005 and $129.1 million at June 30, 2004.  The Company’s dredging backlog at June 30, 2005 includes approximately $83 million for the two-year Durrat dredging and reclamation project in Bahrain, since the full scope of this project was awarded in the second quarter.  The Company’s June 30, 2005 recorded backlog does not reflect approximately $22 million of low bids pending award and other options pending on projects currently in backlog.  Demolition services backlog improved to $16.6 million at June 30, 2005, compared to $15.5 million at March 31, 2005 and $12.6 million at June 30, 2004, again indicative of the improving market for demolition services in the greater-Boston area.

The majority of the Company’s June 30, 2005 dredging backlog is represented by domestic and foreign capital dredging work, and the Company expects to perform on a number of these projects over the remainder of the year, including the deepening projects at Arthur Kill, Wilmington, Miami and the Columbia River, domestically, and other capital projects in Bahrain and Ocean Cay, Bahamas, abroad.   Additionally, the Company is hopeful that it may begin the second phase of the port deepening project in Brunswick, Georgia in the fourth quarter of 2005, whereas previously this work was not expected to commence until the fall of 2006, due to the Corps’ funding constraints.  Beach backlog of $31.0 million at June 30, 2005 also represents a solid level for the Company and will increase further with award of the two projects won in July.  The Company’s maintenance backlog declined to $6.0 million at June 30, 2005, as a result of the competitive pricing in this area and the Company’s current equipment commitments to capital and beach projects.

Market Outlook

The Water Resources Development Act (“WRDA”) forms the basis for authorizing the Corps’ civil works projects, including the “Deep Port” projects, a number of which were authorized by the 1986 WRDA and subsequent bills.  No act was passed in 2004, but a 2005 version of the WRDA has already been introduced and passed a House vote in July.  This version includes authorization of additional federal cost sharing to 53 feet for on-going port deepening projects, which could encourage some ports to pursue additional deepening projects as they would get more federal funding.  The 2005 version of the bill has been introduced in the Senate, and its passage is still possible in the current year, but management believes it is likely to receive lower priority than other measures currently before the Senate.   Passage of a new WRDA is not critical at this point with respect to project authorizations

As noted previously, the Company won the first phase of the Columbia River deepening project in Oregon and expects to complete this project in the third quarter of this year.   A number of other authorized Deep Port projects valued in excess of $100 million are still scheduled to bid over the remainder of 2005, including the next phase of the Columbia River deepening, the initial phase of the Port Jersey, New Jersey 50’ deepening project, a project to deepen the entrance to the Ambrose Channel in New York to 53’, and the next two phases of the Oakland, California 50’ deepening project.

The Corps’ fiscal year 2006 budget, which runs from October 1, 2005 to September 30, 2006, has now passed both the House and Senate.  The bill originally passed the House at a reduced level from fiscal year 2005, but was marked up by the Senate and now stands at $5.3 billion, which is a slight increase over the prior year appropriations.  Although dredging only makes up a portion of the Corps’ total appropriations, feedback from industry associations has been positive, as the bill, as currently drafted, provides funds for various new studies, which provide the basis for future new construction.  Additionally, the bill provides sustained levels of funding for construction projects for ports, navigation channels, and beach and environmental restoration, and reaffirms congressional support for federal funding of the beach nourishment program.

As anticipated, a large volume of beach work was bid through the first half of 2005.  Much of the work in Florida is being funded by the emergency supplemental bill passed towards the end of 2004 to pay for damage from the 2004 hurricanes.  Those funds have now been committed, but current bidding schedules continue to indicate an additional $100 million of beach work to be bid through the remainder of 2005.  Given the status of the Corps’ fiscal year 2006 budget, it appears that the federal portion of the funding is being appropriated, which bodes well for the bid market for beach nourishment projects.  Many counties and localities have secured their portion of the funding and are eager to see these projects through.

With respect to the Company’s foreign markets, as mentioned previously, the Company was awarded the full scope of work related to the Durrat land development project in Bahrain.  The initial phase of this project began in the fourth quarter of 2004, and the full scope of the project will provide work for two years for two large hydraulic dredges and one small hydraulic dredge.  The contract is being performed in a joint-venture with the same Bahraini contractor that the Company partnered with for the HIDD contract in Bahrain, and this company is performing the civil works.  Also, the Company is a minority partner in a consortium that won a large land reclamation project to expand the airport in Doha, Qatar.  However, due to scheduling conflicts, little of the Company’s equipment is planned for the execution of the project.  The Company continues to follow bidding prospects for a number of large land reclamation projects in the Middle East – particularly in Qatar, Oman, and Bahrain.  The Company often partners with foreign construction or dredging firms to bid on this work, and these projects often take a significant amount of time and effort to negotiate the final terms and scope.

In summary, the Company’s utilization and earnings did improve through the second quarter, as it had anticipated.  While the bidding activity was robust through the first half of the year, pricing has remained competitive.  Given the Company’s current backlog level, it has been able to maintain a rational bidding strategy and has taken on new work with improving margins compared to those on certain projects won in 2004, when the Company, along with others in the industry, had excess capacity.   The Company continues to maintain a solid level of backlog, with its recent foreign and domestic awards, and is in the midst of performing the deepening projects in Arthur Kill, New York; Miami Harbor; Florida; Wilmington, North Carolina; and the Columbia River, all of which are progressing well.  Despite this, it does appear that the Corps districts are still being constrained with respect to funding new and continuing projects, and it is unclear where they stand in their internal reorganization efforts and what demands on their funds and resources may still be coming from the reconstruction efforts in Iraq.  However, assuming that the bidding activity continues at a similar pace through the second half of 2005, the Company should be able to take on additional backlog at better margin levels then experienced recently.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility.  The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash flows used in operating activities for the six months ended June 30, 2005 were $2.7 million, compared to a source of cash of $7.3 million for the six months ended June 30, 2004.  The fluctuation is a result of reduced earnings in the 2005 period, as well as the normal timing differences on the recognition and billing of revenues relative to the current level of activity.  Additionally, in 2004, the Company’s cash flows benefited from the receipt of income tax refunds in connection with the tax deductions related to the sale of the Company in December of 2003.

The Company’s net cash flows used in investing activities for the six months ended June 30, 2005 totaled $2.4 million, compared to $6.8 million for the six months ended June 30, 2004.  The use of cash relates primarily to equipment acquisitions and capital improvements to existing equipment.  The Company’s 2005 proceeds from dispositions of property and equipment includes $4.4 million for a rock barge constructed by the Company and then sold and leased back under an operating lease in June of 2005.  The Company’s capital expenditures in the 2004 period included spending for construction of a barge, which was funded by $2.5 million of escrow proceeds remaining from a like-kind exchange transaction in connection with the sale of two tugboats in 2003.

The Company’s net cash flows generated by financing activities for the six months ended June 30, 2005 totaled $3.5 million, as a result of net borrowings under its revolver necessary to fund working capital needs during the period.  This compares to a use of cash of $2.6 million for the six months ended June 30, 2004, since the Company generated sufficient cash during this period to make a $2.5 million voluntary repayment on its term bank loan.

The Company’s Credit Agreement and Equipment Term Loan (collectively, “senior credit agreements”) and its Underwriting and Indemnity Agreement (“bonding agreement”) with its surety provider contain certain provisions that require the Company to maintain a minimum net worth and certain other financial ratios, limit payment of dividends and restrict certain other transactions.  Given the Company’s reduced earnings through the first half of 2005, coupled with increased working capital investment required by certain projects, in early June, Company management become concerned that it may require additional liquidity to meet its cash needs through the latter part of June.  Therefore, effective June 13, 2005, the Company amended its Credit Agreement to increase its revolver borrowing availability by $5.0 million, with an offsetting decrease to its letter of credit capacity in the same amount.  The additional revolver borrowing capacity is available until the earlier of October 31, 2005 or such time that the Company collects on a defined contract receivable, at which time, the revolver borrowing availability and letter of credit capacity revert back to the pre-amendment terms.  The amendment also revised the Company’s senior leverage ratio for the quarter ended June 30, 2005 to 3:30 to 1:00 to allow it to utilize the additional borrowing capacity.  Subsequent to the amendment, the Company was able to accelerate collection of certain receivables by the end of the month so that at June 30, its revolver borrowings totaled only $5.0 million, which was lower than had been anticipated, so it has not yet needed to make use of the additional capacity made available by the amendment.

As a result of the Company’s net loss in the second quarter, the Company’s net worth remained below the minimum level required in its bonding agreement with its surety company.  Therefore,

the Company obtained a waiver of this requirement from its surety company for the quarter ended June 30, 2005.  The Company was otherwise in compliance with all of the financial covenants under its senior credit agreements and bonding agreement at June 30, 2005.

The required financial covenant levels under the senior credit agreements and the bonding agreement are restrictive in light of the Company’s current level of earnings, but Company management believes the Company has positive relationships with the its senior lenders and surety provider, should it be necessary to request an additional amendment or waiver to the financial covenants.  However, if there is a future violation of any of the financial covenants and the Company is not successful in obtaining an additional amendment or waiver, a default could occur under the Company’s senior credit agreements or bonding agreement, which could result in a material adverse impact on the Company’s financial condition.

The Company believes its anticipated cash flows from operations and current available credit under its revolving credit facility will be sufficient to fund the Company’s operations and its revised capital expenditures, and meet its current debt service requirements of approximately $20 million for the year.  The Company’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, and to comply with all of the financial covenants under its senior credit agreements and bonding agreement, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of June 30, 2005 has not significantly changed since December 31, 2004.  The market risk profile of the Company on December 31, 2004 is disclosed in the Company’s 2004 Annual Report on Form 10-K.

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

(b) Changes in Internal Controls.  Pursuant to an internal investigation conducted in the first quarter of 2005, Company management discovered that an employee, whose responsibilities were primarily related to contractual issues including subcontractors, agents and claims on certain foreign projects, had embezzled funds from the Company over a period from 2001 to 2004.   The employee, who was not an officer of the Company, was terminated on April 4, 2005.  The loss resulting from the employee’s embezzlement was covered by insurance, subject to a $50,000 deductible, and the Company collected the full insurance proceeds relating to this matter in June of 2005.

In response to these control deficiencies, during the quarter ended June 30, 2005, the Company revised certain of its internal control procedures relating to its vendor payments and expenditure review process and reissued certain existing procedures to reinforce their consistent application.

PART II – Other Information

Item 6.  Exhibits

10.1

Third Amendment to Credit Agreement dated as of August 1, 2005, by and among Great Lakes Dredge & Dock Company (the “Borrower”), Great Lakes Dredge & Dock Corporation (the “Guarantor”), and General Electric Capital Corporation (the “Lender”).

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

Great Lakes Dredge & Dock Corporation

Date:	August 10, 2005	By:	/s/ Deborah A. Wensel
Deborah A. Wensel
Senior Vice President
and Chief Financial Officer

(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description

10.1

Third Amendment to Credit Agreement dated as of August 1, 2005, by and among Great Lakes Dredge & Dock Company (the “Borrower”), Great Lakes Dredge & Dock Corporation (the “Guarantor”), and General Electric Capital Corporation (the “Lender”).

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