Form 10-Q
period 2005-09-30
GREAT LAKES DREDGE & DOCK CORP
filed 2005-11-14
CIK 885538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

☐  Yes   ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes   ☒  No

All of the Company’s common stock is held by a holding company.

As of November 10, 2005, there were outstanding 1,000 shares of Common Stock and zero shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2005

PART I – Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and equivalents	$3,485	$1,962
Accounts receivable, net	71,867	65,762
Contract revenues in excess of billings	16,266	12,439
Inventories	16,237	16,497
Prepaid expenses and other current assets	22,799	15,654
Total current assets	130,654	112,314
Property and equipment, net	243,921	256,594
Goodwill	98,747	103,563
Other intangible assets, net	1,782	3,267
Inventories	11,429	11,278
Investments in joint ventures	9,139	7,965
Other assets	12,371	13,654
Total assets	$508,043	$508,635

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$45,905	$46,770
Accrued expenses	26,965	17,676
Billings in excess of contract revenues	9,842	6,706
Current maturities of long-term debt	1,950	1,950
Total current liabilities	84,662	73,102
Long-term debt	250,838	252,300
Deferred income taxes	88,080	90,429
Other	4,713	5,314
Total liabilities	428,293	421,145
Minority interest	1,783	1,599
Commitments and contingencies (Note 10)	—	—
Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares issued and Outstanding	—	—
Additional paid-in capital	97,000	97,000
Accumulated deficit	(19,990)	(11,087)
Accumulated other comprehensive income (loss)	957	(22)
Total stockholder’s equity	77,967	85,891
Total liabilities and stockholder’s equity	$508,043	$508,635

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Contract revenues	$119,745	$66,473	$313,039	$242,524
Costs of contract revenues	103,184	62,144	278,005	215,951
Gross profit	16,561	4,329	35,034	26,573
General and administrative expenses	7,493	5,719	21,230	18,234
Subpoena-related expenses	459	698	2,269	1,563
Demolition litigation expense		1,275	—	1,275
Amortization of intangible assets	183	730	583	3,642
Impairment of goodwill and intangible assets	5,718	—	5,718	—
Operating income (loss)	2,708	(4,093)	5,234	1,859
Interest expense, net	(6,439)	(3,428)	(17,305)	(15,034)
Equity in earnings of joint ventures	912	727	1,674	1,558
Minority interests	36	92	(184)	104
Loss before income taxes	(2,783)	(6,702)	(10,581)	(11,513)
Income tax (expense) benefit	(943)	2,070	1,678	3,202
Net loss	$(3,726)	$(4,632)	$(8,903)	$(8,311)

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net loss	$(8,903)	$(8,311)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	18,478	19,637
Earnings of joint ventures	(1,674)	(1,558)
Distribution from equity joint ventures	500	1,550
Minority interests	184	(104)
Deferred income taxes	(2,830)	(4,333)
Gain on dispositions of property and equipment	(19)	(357)
Impairment of goodwill and intangible assets	5,718	—
Other, net	1,283	1,255
Changes in assets and liabilities:
Accounts receivable	(6,105)	18,411
Contract revenues in excess of billings	(3,827)	(1,264)
Inventories	109	(1,892)
Prepaid expenses and other current assets	(5,721)	(1,550)
Accounts payable and accrued expenses	8,287	399
Billings in excess of contract revenues	3,136	(1,237)
Other noncurrent assets and liabilities	16	(26)
Net cash flows from operating activities	8,632	20,620

Investing Activities
Purchases of property and equipment	(9,437)	(15,691)
Dispositions of property and equipment	4,596	675
Adjustment to acquisition price of Predecessor common and preferred shares	—	527
Cash released from equipment escrow	—	2,451
Net cash flows from investing activities	(4,841)	(12,038)

Financing Activities
Repayments of long-term debt	(1,462)	(3,962)
Borrowings under revolving loans, net of repayments	—	—
Repayment of capital lease debt	(806)	—
Financing fees	—	(197)
Net cash flows from financing activities	(2,268)	(4,159)
Net change in cash and equivalents	1,523	4,423
Cash and equivalents at beginning of period	1,962	2,775
Cash and equivalents at end of period	$3,485	$7,198

Supplemental Cash Flow Information
Cash paid for interest	$11,524	$9,666
Cash paid (refunded) for taxes	$85	$(4,725)

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

2.              Comprehensive loss

Total comprehensive loss comprises the Company’s net loss and net unrealized gains and losses on cash flow hedges.  Total comprehensive loss for the three months ended September 30, 2005 and 2004 was $3,578 and $3,937, respectively.  Total comprehensive loss for the nine months ended September 30, 2005 and 2004 was $7,924 and $7,347, respectively.

3.              Risk management activities

The Company uses derivative instruments to manage commodity price, interest rate, and foreign currency exchange risks.  Such instruments are not used for trading purposes.  As of September 30, 2005, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through May 2006. As of September 30, 2005, there were 2.9 million gallons remaining on these contracts.  Under these agreements, the Company will pay fixed prices ranging from $1.41 to $1.85 per gallon.  At September 30, 2005 and December 31, 2004, the fair value on these contracts was estimated to be $1,577 and $(36), respectively, based on quoted market prices, and is recorded in other current assets and accrued liabilities, respectively. Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial.  The remaining gains included in accumulated other comprehensive income at September 30, 2005 will be reclassified into earnings over the next eight months, corresponding to the period during which the hedged fuel is expected to be utilized.

In February 2004, the Company entered into an interest rate swap arrangement to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated debt.  The fair value of the swap at September 30, 2005 and December 31, 2004 was $(1,540) and $(662), respectively, and is recorded in accrued expenses.  The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates.  The fair value of the Company’s $175,000 of 7¾% senior subordinated notes was $161,875 and $157,938 at September 30, 2005 and December 31, 2004, respectively, based on quoted market prices.

4.              Goodwill impairment write-down

In the third quarter of 2005, the Company performed its annual assessment for the impairment of goodwill.  At the time of the Company’s sale transaction in December 2003, a portion of the total goodwill had been allocated to the demolition segment.  Although NASDI is likely to achieve its 2005 forecast and is projected to be cash flow positive going forward, Company management does not believe that it will achieve the future returns contemplated in the 2003 forecasts prepared when the goodwill was allocated.  These downward revised projections for the demolition business are attributable to higher anticipated incentive pay to retain a key member of the demolition business’s management.  Based on these revised projections the Company determined there was an impairment of the goodwill related to its demolition reporting unit. Therefore, the Company recorded a non-cash write-down of $4,816 to the goodwill reflecting management’s best estimate, using a discounted cash flow model, of the impairment at this point in the assessment process.  The Company expects to finalize its assessment during the fourth quarter.

5.              Accounts receivable

Accounts receivable at September 30, 2005 and December 31, 2004 are as follows:

	2005	2004
Completed contracts	$18,061	$13,971
Contracts in progress	42,874	43,088
Retainage	11,520	9,211
	72,455	66,270
Allowance for doubtful accounts	(588)	(508)

	$71,867	$65,762

6.              Contracts in progress

The components of contracts in progress at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$210,577	$232,994
Amounts billed	(201,081)	(221,243)
Costs and earnings in excess of billings for contracts in progress	9,496	11,751
Costs and earnings in excess of billings for completed contracts	6,770	688

	$16,266	$12,439

Prepaid contract costs (included in prepaid expenses and other current assets)	$2,862	$718

Billings in excess of costs and earnings:
Amounts billed	$(99,861)	$(196,639)
Costs and earnings for contracts in progress	90,019	189,933

	$(9,842)	$(6,706)

7.              Intangible assets

The net book value of intangible assets is as follows:

	Estimated Life	Cost	Accumulated Amortization	Net
As of September 30, 2005:

Customer contract backlog	13-24 mos.	$4,237	$4,052	$185
Demolition customer relationships	7 years	1,093	458	635
Software and databases	7-10 years	1,209	247	962
		$6,539	$4,757	$1,782
As of December 31, 2004:

Customer contract backlog	13-24 mos.	$4,237	$3,747	$490
Demolition customer relationships	7 years	1,995	285	1,710
Software and databases	7-10 years	1,209	142	1,067
		$7,441	$4,174	$3,267

In the third quarter of 2005, the Company wrote-down the intangible asset related to demolition customer relationships by $902.  When the original customer relationship intangible was established in 2003, it required estimation of future annual revenues attributable to certain key customers.  Over the past two years, the demolition revenues were generated by a greater variety of customers, rather than being as concentrated as anticipated with these key customers.  Therefore, the future revenue expectations related to these particular customers were revised, resulting in this non-cash impairment write-down based on a discounted cash-flow analysis.

8.   Accrued expenses

Accrued expenses at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
Insurance	$6,464	$5,022
Payroll and employee benefits	6,166	4,700
U.S. income and other taxes	4,790	2,564
Interest	4,418	799
Interest rate swap liability	1,540	662
Demolition litigation expense	1,275	1,275
Equipment leases	892	719
Other	1,420	1,935

	$26,965	$17,676

9.   Segment information

The Company operates in two reportable segments: dredging and demolition.  The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented.  In the third quarter of 2005, the Company recorded a non-cash write-down of $5,718 related to the demolition segment's goodwill and certain other intangibles.  See footnotes 4 and 7 for further discussion.  Segment information for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dredging
Contract revenues	$106,353	$57,586	$275,699	$216,657
Operating income (loss)	8,895	(3,479)	8,552	1,482

Demolition
Contract revenues	$13,392	$8,887	$37,340	$25,867
Operating income (loss)	(6,187)	(614)	(3,318)	377

Total
Contract revenues	$119,745	$66,473	$313,039	$242,524
Operating income (loss)	2,708	(4,093)	5,234	1,859

10.    Commitments and contingencies

At September 30, 2005, the Company was contingently liable, in the normal course of business, for $14,860 in undrawn letters of credit, relating to foreign contract performance guarantees and insurance payment liabilities.

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

Borrowings under the Company’s Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of approximately $86,000 at December 31, 2004.  Additionally, the Company obtains its performance and bid bonds through an underwriting and indemnity agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $88,000 at December 31, 2004.  The Company also has an equipment term loan, which is secured by a first lien mortgage on certain operating equipment with a net book value of approximately $22,000 at December 31, 2004. The net book value of equipment serving as collateral under these agreements at September 30, 2005 does not materially differ from the values at December 31, 2004.  These agreements contain provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens, and take certain other actions.  The Company was in compliance with all required covenants at September 30, 2005.

The performance and bid bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as some demolition projects.  Bid bonds are generally obtained for a percentage of bid value and aggregate amounts outstanding typically range from $5,000 to $10,000.  Performance bonds typically cover 100% of the contract value with no maximum bond amounts.  At September 30, 2005, the Company had outstanding performance bonds valued at approximately $380,683; however the revenue value remaining in backlog related to these projects totaled approximately $145,119 at September 30, 2005.

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

On February 10, 2004, the Company was served with a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District

of South Carolina.  The Company believes the grand jury has been convened to investigate the United States dredging industry in connection with work performed for the U.S. Army Corp of Engineers. The Company continues to comply with the Justice department’s requests and Company management believes that it has provided substantially all of the documents that have been requested to this point.  In addition to the documents requested, seven employees or former employees of the Company have now been interviewed or have testified before the grand jury.  In connection with the investigation, the Company continues to incur legal expenses, which totaled $459 and $2,269 for the three and nine months ended September 30, 2005, respectively, and $698 and $1,563 for the same periods of 2004.

In 1999, the Boston Housing Authority (“BHA”), for whom the Company’s demolition business, NASDI, had worked, asserted that NASDI and its subcontractors were responsible for improperly disposing of some contaminated materials.  At the time the Company acquired NASDI in 2001, it was believed that NASDI had sufficient recourse in the matter and that any potential liability would be minimal.  However, since 2001, certain of the insurance carriers that would be responsible for this matter have gone bankrupt.  Negotiations between the parties have continued to progress, and in the third quarter of 2004, the case went before a judge in the Massachusetts court system, who advised NASDI and the subcontractors to accept a settlement with the BHA.  Therefore, in the third quarter of 2004, the Company recorded a $1,275 charge for NASDI’s share of this potential settlement liability.   This final settlement amount was paid out in October, 2005.

On January 19, 2005, the Company, along with its joint-venture partners on the Port of Los Angeles Deepening Project, received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to section 308(a) of the Clean Water Act.  The EPA is investigating alleged dredging of unauthorized material and unauthorized discharge of that material at various locations in federally regulated waters of the U.S. relating to this project.   The Company performed this project under a contract with the Los Angeles district of the Corps and believes it was in compliance with the contract specifications.  The Company has complied with the request for information and has received no further response from the EPA.  It is management’s understanding that the Corps is currently addressing this matter with the EPA in Washington, as this is a national policy issue.  Therefore, the Company believes the EPA request it has received will not result in any further action against the Company.

On August 15, 2003 a claim was brought in the Landesgericht (District Court) of Berlin, Germany against Great Lakes by Hafemeister Erd-und Tiefbau GmbH, a German construction Company.  On June 8, 2004 Great Lakes was served with notice of this claim, alleging that in 2000 the Company along with a Dutch company wrongfully withdrew from a consortium prior to the submission of a tender for a project to be performed in Germany.  The claimant is seeking damages from its inability to bid on or perform the works in the amount of approximately €21,000.  Great Lakes has filed a petition with the German courts to seek dismissal of the claim for lack of factual and legal merit.  During the third quarter, a hearing was scheduled for mid-December 2005.  As indicated by the Company’s petition, management does not believe that the claim has merit and does not expect it to have a material impact on the Company’s financial position or results of operations.

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

Effective August 1, 2005, Great Lakes Dredge & Dock Company, the key dredging operating subsidiary and guarantor subsidiary, of the Company, was reorganized into a limited liability company under the laws of Delaware (now, the “LLC”).   The LLC entity is not subject to income tax, so the income tax obligations since the date of reorganization are reflected in the tax returns of the parent, GLD Corporation.  Accordingly, as of September 30, 2005, there are no income tax obligations recorded on the balance sheet of the LLC.

Condensed Consolidating Balance Sheet at September 30, 2005

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS
Current assets:
Cash and equivalents	$3,480	$5	$—	$—	$3,485
Accounts receivable, net	71,867	—	—	—	71,867
Receivables from affiliates	10,128	2,886	4,540	(17,554)	—
Contract revenues in excess of billings	16,266	—	—	—	16,266
Inventories	16,237	—	—	—	16,237
Prepaid expenses and other current assets	16,754	—	6,045	—	22,799
Total current assets	134,732	2,891	10,585	(17,554)	130,654
Property and equipment, net	231,099	—	12,822	—	243,921
Goodwill	98,747	—	—	—	98,747
Other intangible assets, net	1,782	—	—	—	1,782
Investments in subsidiaries	2,891	—	362,022	(364,913)	—
Notes receivable from affiliates	—	—	22,702	(22,702)	—
Inventories	11,429	—	—	—	11,429
Investments in joint ventures	9,139	—	—	—	9,139
Other assets	2,026	—	10,345	—	12,371
	$491,845	$2,891	$418,476	$(405,169)	$508,043

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$45,905	$—	$—	$—	$45,905
Payables to affiliates	1,787	—	11,227	(13,014)	—
Accrued expenses	16,804	—	10,161	—	26,965
Billings in excess of contract revenues	9,842	—	—	—	9,842
Current maturities of long-term debt	6,490	—	—	(4,540)	1,950
Total current liabilities	80,828	—	21,388	(17,554)	84,662
Long-term debt	18,038	—	232,800	—	250,838
Notes payable to affiliates	22,702	—	—	(22,702)	—
Deferred income taxes	1,352	—	86,728	—	88,080
Other	4,163	—	550	—	4,713
Total liabilities	127,083	—	341,466	(40,256)	428,293
Minority interests	—	—	—	1,783	1,783
Stockholder’s equity	364,762	2,891	77,010	(366,696)	77,967
	$491,845	$2,891	$418,476	$(405,169)	$508,043

Condensed Consolidating Balance Sheet at December 31, 2004

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS
Current assets:
Cash and equivalents	$1,957	$5	$—	$—	$1,962
Accounts receivable, net	65,762	—	—	—	65,762
Receivables from affiliates	8,422	2,906	4,540	(15,868)	—
Contract revenues in excess of billings	12,439	—	—	—	12,439
Inventories	16,497	—	—	—	16,497
Prepaid expenses and other current assets	13,780	—	1,874	—	15,654
Total current assets	118,857	2,911	6,414	(15,868)	112,314
Property and equipment, net	242,672	—	13,922	—	256,594
Goodwill	103,563	—	—	—	103,563
Other intangible assets, net	3,267	—	—	—	3,267
Investments in subsidiaries	2,924	—	281,813	(284,737)	—
Notes receivable from affiliates	—	—	22,702	(22,702)	—
Inventories	11,278	—	—	—	11,278
Investments in joint ventures	7,965	—	—	—	7,965
Other assets	2,073	—	11,581	—	13,654
	$492,599	$2,911	$336,432	$(323,307)	$508,635

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$46,770	$—	$—	$—	$46,770
Payables to affiliates	4,143	—	7,185	(11,328)	—
Accrued expenses	13,238	—	4,438	—	17,676
Billings in excess of contract revenues	6,706	—	—	—	6,706
Current maturities of long-term debt	6,490	—	—	(4,540)	1,950
Total current liabilities	77,347	—	11,623	(15,868)	73,102
Long-term debt	19,500	—	232,800	—	252,300
Notes payable to affiliates	22,702	—	—	(22,702)	—
Deferred income taxes	85,311	(13)	5,131	—	90,429
Other	4,630	—	684	—	5,314
Total liabilities	209,490	(13)	250,238	(38,570)	421,145
Minority interests	—	—	—	1,599	1,599
Stockholder’s equity	283,109	2,924	86,194	(286,336)	85,891
	$492,599	$2,911	$336,432	$(323,307)	$508,635

Condensed Consolidating Statement of Operations for the three months ended September 30, 2005

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$119,745	$—	$—	$—	$119,745
Costs of contract revenues	(103,332)	—	148	—	(103,184)
Gross profit	16,413	—	148	—	16,561
General and administrative expenses	(8,150)	(20)	218	—	(7,952)
Amortization of intangible assets	(183)	—	—	—	(183)
Impairment of goodwill and intangible assets	(5,718)	—	—	—	(5,718)
Operating income (loss)	2,362	(20)	366	—	2,708
Interest expense, net	(1,028)	—	(5,411)	—	(6,439)
Equity in (loss) earnings of subsidiaries	(13)	—	4,013	(4,000)	—
Equity in earnings of joint ventures	912	—	—	—	912
Minority interests	—	—	—	36	36
Income (loss) before income taxes	2,233	(20)	(1,032)	(3,964)	(2,783)
Income tax (expense) benefit	857	7	(3,473)	1,666	(943)
Net income (loss)	$3,090	$(13)	$(4,505)	$(2,298)	$(3,726)

Condensed Consolidating Statement of Operations for the three months ended September 30, 2004

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$66,473	$—	$—	$—	$66,473
Costs of contract revenues	(62,373)	6	223	—	(62,144)
Gross profit	4,100	6	223	—	4,329
General and administrative expenses	(7,432)	(15)	(245)	—	(7,692)
Amortization of intangible assets	(730)	—	—	—	(730)
Operating loss	(4,062)	(9)	(22)	—	(4,093)
Interest expense, net	(1,011)	—	(2,417)	—	(3,428)
Equity in loss of subsidiaries	(8)	—	(2,819)	2,827	—
Equity in earnings of joint venture	727	—	—	—	727
Minority interests	—	—	—	92	92
Loss before income taxes	(4,354)	(9)	(5,258)	2,919	(6,702)
Income tax benefit	1,421	1	1,196	(548)	2,070
Net loss	$(2,933)	$(8)	$(4,062)	$2,371	$(4,632)

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2005

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$313,039	$—	$—	$—	$313,039
Costs of contract revenues	(278,337)	—	332	—	(278,005)
Gross profit	34,702	—	332	—	35,034
General and administrative expenses	(23,300)	(50)	(149)	—	(23,499)
Amortization of intangible assets	(583)	—	—	—	(583)
Impairment of goodwill and intangible assets	(5,718)	—	—	—	(5,718)
Operating income (loss)	5,101	(50)	183	—	5,234
Interest expense, net	(3,022)	—	(14,283)	—	(17,305)
Equity in earnings (loss) of subsidiaries	(33)	—	4,821	(4,788)	—
Equity in earnings of joint venture	1,674	—	—	—	1,674
Minority interests	—	—	—	(184)	(184)
Income (loss) before income taxes	3,720	(50)	(9,279)	(4,972)	(10,581)
Income tax (expense) benefit	436	17	(864)	2,089	1,678
Net income (loss)	$4,156	$(33)	$(10,143)	$(2,883)	$(8,903)

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2004

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$242,524	$—	$—	$—	$242,524
Costs of contract revenues	(216,684)	(13)	746	—	(215,951)
Gross profit (loss)	25,840	(13)	746	—	26,573
General and administrative expenses	(20,699)	(45)	(328)	—	(21,072)
Amortization of intangible assets	(3,642)	—	—	—	(3,642)
Operating income (loss)	1,499	(58)	418	—	1,859
Interest expense, net	(3,102)	—	(11,932)	—	(15,034)
Equity in loss of subsidiaries	(40)	—	(513)	553	—
Equity in earnings of joint venture	1,558	—	—	—	1,558
Minority interests	—	—	—	104	104
Loss before income taxes.	(85)	(58)	(12,027)	657	(11,513)
Income tax (expense) benefit	(579)	18	4,039	(276)	3,202
Net loss	$(664)	$(40)	$(7,988)	$381	$(8,311)

Condensed Consolidating Cash Flows for the nine months ended September 30, 2005

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net cash flows from operating activities	$13,985	$(20)	$(5,333)	$—	$8,632

Investing Activities
Purchases of property and equipment	(9,437)	—	—	—	(9,437)
Dispositions of property and equipment	4,596	—	—	—	4,596
Net cash flows from investing activities	(4,841)	—	—	—	(4,841)

Financing Activities
Repayments of long-term debt	(1,462)	—	—	—	(1,462)
Net change in accounts with affiliates	(5,353)	20	5,333	—	—
Repayment of capital lease debt	(806)	—	—	—	(806)
Net cash flows from financing activities	(7,621)	20	5,333	—	(2,268)

Net change in cash and equivalents	1,523	—	—	—	1,523
Cash and equivalents at beginning of period	1,957	5	—	—	1,962
Cash and equivalents at end of period	$3,480	$5	$—	$—	$3,485

Condensed Consolidating Cash Flows for the nine months ended September 30, 2004

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net cash flows from operating activities	$16,647	$(39)	$4,012	$—	$20,620

Investing Activities
Purchases of property and equipment	(15,691)	—	—	—	(15,691)
Dispositions of property and equipment	650	25	—	—	675
Adjustment to acquisition price of Predecessor common and preferred shares.	527	—	—	—	527
Cash released from equipment escrow	2,451	—	—	—	2,451
Net cash flows from investing activities	(12,063)	25	—	—	(12,038)

Financing Activities
Repayments of long-term debt	(1,462)	—	(2,500)	—	(3,962)
Net change in accounts with affiliates	1,302	13	(1,315)	—	—
Financing fees	—	—	(197)	—	(197)
Net cash flows from financing activities	(160)	13	(4,012)	—	(4,159)

Net change in cash and equivalents	4,424	(1)	—	—	4,423
Cash and equivalents at beginning of period	2,766	9	—	—	2,775
Cash and equivalents at end of period	$7,190	$8	$—	$—	$7,198

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

Results of Operations

The following table sets forth the components of net loss and EBITDA as a percentage of contract revenues for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(86.2)	(93.5)	(88.8)	(89.0)
Gross profit	13.8	6.5	11.2	11.0
General and administrative expenses	(6.3)	(8.6)	(6.8)	(7.5)
Subpoena-related expenses	(0.4)	(1.0)	(0.7)	(0.7)
Litigation settlement	—	(1.9)	—	(0.5)
Amortization of intangible assets	(0.1)	(1.1)	(0.2)	(1.5)
Impairment of intangible assets	(4.8)	—	(1.8)	—
Operating income (loss)	2.2	(6.1)	1.7	0.8
Interest expense, net	(5.3)	(5.2)	(5.5)	(6.2)
Equity in earnings of joint ventures	0.8	1.1	0.6	0.6
Minority interest	—	0.1	(0.1)	0.1
Loss before income taxes	(2.3)	(10.1)	(3.3)	(4.7)
Income tax (expense) benefit	(0.8)	3.1	0.5	1.3
Net loss	(3.1)%	(7.0)%	(2.8)%	(3.4)%

EBITDA	8.2%	4.2%	8.1%	9.5%

EBITDA, as provided herein, represents net income (loss), adjusted for net interest expense, income taxes, depreciation and amortization expense. The Company supplementally presents EBITDA, in addition to operating income, as a measure by which to evaluate the Company’s operating trends.  The Company believes that EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that all of its primary stakeholders (i.e. its bondholders, banks and investors) use EBITDA to evaluate the Company’s period to period performance.   Additionally, management believes that EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, EBITDA is the measure the Company uses to assess performance for purposes of determining compensation under its incentive plan.  EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of interest expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business.

The following table reconciles net loss to EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss	$(3,726)	$(4,632)	$(8,903)	$(8,311)
Adjusted for:
Interest expense, net	6,439	3,428	17,305	15,034
Income tax expense (benefit)	943	(2,070)	(1,678)	(3,202)
Depreciation and amortization	6,148	6,061	18,478	19,637
EBITDA	$9,804	$2,787	$25,202	$23,158

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three and nine months ended and backlog as of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues (in thousands)	2005	2004	2005	2004
Dredging:
Capital - U.S.	$56,100	$31,854	$115,878	$80,526
Capital - foreign	16,033	8,743	32,264	53,904
Beach	26,081	2,729	70,931	45,207
Maintenance	8,139	14,260	56,626	37,020
Demolition	13,392	8,887	37,340	25,867
	$119,745	$66,473	$313,039	$242,524

	September 30,
Backlog (in thousands)	2005	2004
Dredging:
Capital - U.S.	$132,470	$206,621
Capital - foreign	104,258	15,473
Beach	21,588	23,739
Maintenance	7,746	33,198
Demolition	19,004	10,981
	$285,066	$290,012

Consolidated revenues for the third quarter of 2005 were $119.7 million, representing an increase of $53.2 million or 80.1% over third quarter 2004 revenues of $66.5 million.  Revenues for the nine months ended September 30, 2005 were $313.0 million, an increase of $70.5 million or 29.1% over revenues for the nine months ended September 30, 2004 of $242.5 million.  The increase in 2005 revenues primarily resulted from improved utilization of the Company’s dredging fleet, particularly relative to the second and third quarters of 2004.  Utilization declined significantly in the second and third quarters of 2004 due to the funding constraints experienced by the Army Corps of Engineers (Corps), which led to a slow down in the domestic dredging bid activity through the first half of 2004 and postponement of certain work in the Company’s backlog at that time.  As evidenced by the active 2005 domestic dredging bid market to date, it appears that the funding issues at the Corps are being moderated.  Therefore, the Company’s utilization has improved throughout 2005, since it has been able to perform on projects that had previously been postponed and has performed on numerous projects that were subsequently added to backlog. The Company’s third quarter and year-to-date 2005 revenues have also benefited from increased activity in the demolition sector.

The Company’s consolidated gross profit margin for the quarter ended September 30, 2005 improved to 13.8%, compared to 6.5% for the same quarter of 2004, as a result of the higher utilization relative to the level of fixed costs.  However, gross profit margin for the nine months ended September 30, 2005 totaled 11.2%, which is approximately the same as that achieved for the same period of 2004.  The 2005 nine-month margin reflects the impact of reduced earnings realized in the first quarter when the Company performed on a number of dredging projects with lower than typical margins, due to the highly competitive market conditions when they were bid.

Capital projects include large port deepenings and other infrastructure projects.  Domestic capital dredging revenue increased $24.2 million and $35.4 million in the third quarter and first nine months of 2005, respectively, as compared to the same periods of 2004.  The Company’s domestic capital revenues of $56.1 million in the third quarter of 2005 were substantially generated by continuing work on port deepening projects in Miami, Florida; Oakland, California; Arthur Kill Channel, New York; Columbia River, Oregon; and Wilmington, North Carolina.  The Company also concluded the deepening project at Port Jersey, New Jersey, which was substantially performed by a subcontractor.  Foreign capital revenue in the third quarter increased $7.3 million, compared to the third quarter of 2004, while the 2005 year-to-date foreign capital revenue declined $21.6 million compared to the same 2004 period, as a result of the mix of projects underway in the corresponding periods.  The 2005 third quarter’s foreign revenues were substantially generated by continuing work on the Durrat land development project in Bahrain, which began in the fourth quarter of 2004 and will continue through 2006. The 2004 period included work on the Hidd terminal project in Bahrain, which was completed in the first quarter of 2005.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion.  Third quarter 2005 revenues from beach nourishment projects totaled $26.1 million, a $23.4 million increase over the same period of 2004, bringing year-to-date beach revenue to $70.9 million, which is significantly higher than the 2004 year-to-date amount of $45.2 million.  The increase is to be expected, given that beach nourishment work has represented approximately 40% of the 2005 year-to-date bid market, compared to only 15% over the last three years (2002 to 2004), because of the extensive damage wrought by hurricanes in 2004. The Company’s 2005 third quarter beach revenues were substantially generated by three projects in Florida, which were added to backlog in 2005. These projects will conclude in the fourth quarter of 2005.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.  Maintenance revenues totaled $8.1 million in the third quarter of 2005, compared to $14.3 million for the same 2004 period, while year-to-date 2005 maintenance revenues totaled $56.6 million compared to $37.0 million for the same 2004 period, as a result of the mix of projects performed in the corresponding periods. The 2005 third quarter is lower than recent quarters, because the Company had sufficient capital and beach nourishment work to occupy its fleet.  The third quarter’s revenues were substantially generated by three equipment rental projects along the Mississippi River, two of which are continuing into the fourth quarter.

The Company’s amortization expense declined to $0.2 million for the third quarter of 2005, from $0.7 million for the same quarter of 2004, since the most significant portion of the Company’s intangible assets, related to contract backlog acquired at the time of the Company’s sale in December 2003, was primarily amortized in 2004.   The Company performed its annual goodwill impairment assessment in the third quarter and recorded a $5.7 million non-cash impairment write-down related to its demolition segment.  At the time of the sale transaction in December 2003, the Company had allocated a portion of the total goodwill to the demolition segment and had recognized an asset related to the intangible benefit inherent in certain customer relationships within the demolition business.  Although NASDI is likely to achieve its 2005 forecast and is projected to be cash flow positive going forward, management does not believe that NASDI will achieve the future returns contemplated in the 2003 forecasts when the goodwill was allocated.  These downward revised projections for the demolition business are attributable to higher anticipated incentive pay to retain a key member of the demolition business’s management. Additionally, when the original customer relationship intangible was established, it required estimation of future annual revenues attributable to certain key customers. Over the past two years, NASDI’s revenues were generated by a greater variety of customers, rather than being as concentrated as anticipated with these key customers.  Therefore, the Company revised its revenue expectations related to these particular customers, which resulted in a write-down of this intangible asset.

The Company’s other general and administrative expenses totaled $7.5 million for the third quarter of 2005, which compares to $5.7 million for same quarter of 2004.  The increase is primarily a result of higher incentive compensation, driven by the improvement in the dredging segment performance, along with the additional incentive compensation required in the demolition segment as mentioned above.

Net interest expense for the third quarter and first nine months of 2005 was $6.4 million and $17.3 million, respectively, compared to $3.4 million and $15.0 million for the same periods of 2004.  Cash interest expense increased by approximately $0.7 million in the third quarter of 2005, compared to the same period of 2004, as a result of higher underlying interest rates and larger spreads on the Company’s variable rate debt.  Total interest for the third quarter of 2005 also reflects a non-cash expense of $0.8 million due to the valuation of the Company’s fixed-to-floating interest rate swap, which was put in place in February of 2004 (as described in Note 3).  This compares to a non-cash interest benefit of $1.5 million for the 2004 quarter on this same swap.

Income tax expense for the third quarter of 2005 was $.9 million and the income tax benefit for the first nine months of 2005 was $1.7 million which compares to a benefit of $2.1 million and $3.2 million for the first quarter and first nine months of 2004, respectively.  The relative increase in tax expense or reduction in benefit in 2005 is a result of the $5.7 million non-cash goodwill and intangibles impairment write-down recorded in the third quarter of 2005, which is not a deduction for tax purposes.

The Company generated a net loss of $3.7 million and $8.9 million for the quarter and nine months ended September 30, 2005, respectively, compared to a net loss of $4.6 million and $8.3 million, for the same 2004 periods.  As mentioned previously, the second and third quarters of 2005 have experienced improved utilization and margins, relative to 2004, which was significantly impacted by the decline in the bid market and funding constraints, particularly in the second and third quarters.  However, the improvement in 2005 results is offset by the impact of the $5.7 million non-cash intangible asset write-down and increased incentive compensation, as mentioned previously.

EBITDA (as defined on page 17) was $9.8 million and $25.2 million for the quarter and nine months ended September 30, 2005, respectively, compared to $2.8 million and $23.2 million for the same periods of 2004, again reflecting the improvement in operating results, offset by the impact of the non-cash intangible asset write-down and increased incentive compensation.

Results by segment

Dredging

Dredging revenues for the quarter and nine months ended September 30, 2005 were $106.4 million and $275.7 million, respectively, compared to $57.6 million and $216.7 million for the same periods of 2004, with the increase in 2005 driven by the improved utilization of the Company’s dredging fleet, as noted previously.  Operating income attributable to the dredging operations for the quarter and nine months ended September 30, 2005 totaled $8.9 million and $8.6 million, respectively, and compares to an operating loss of $3.5 million and operating income of $1.5 million for the same periods of 2004, respectively.  The improvement in the 2005 periods was due primarily to the increased revenue generated by the higher levels of equipment utilization.

Demolition

NASDI’s demolition revenues for the quarter and nine months ended September 30, 2005 totaled $13.4 million and $37.3 million, respectively, compared to $8.9 million and $25.9 million for the same periods of 2004, with the increase driven by the general market improvement, such that NASDI has experienced less competition for the jobs it has bid in recent quarters.  However, the demolition segment generated an operating loss for the quarter and nine months ended September 30, 2005 totaling $6.2 million and $3.3 million, respectively, compared to an operating loss of $0.6 million and operating income of $0.4 million for the same periods of 2004, respectively.  While NASDI’s revenue and gross profit margins increased in the 2005 periods, this was offset by the $5.7 million non-cash intangible asset impairment write-down and additional incentive compensation, discussed previously.

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

The third quarter 2005 domestic dredging bid market, representing work awarded during the period, totaled $202 million, bringing the year-to-date bid market to $571 million, which is in line with the average annual bid market over the last three years (2002 to 2004).   The third quarter’s activity included four capital dredging projects, one being another phase of the New York harbor deepening which was won by Great Lakes for approximately $17 million, and another the next phase of the Port of Oakland deepening, which was won by a competitor for approximately $11 million.  The quarter also included a $20 million negotiated LNG project which was awarded to Great Lakes, along with a Louisiana coastal restoration project which was won by a competitor for approximately $16 million. This project in Louisiana is being administered by the National Oceanic and Atmospheric Administration (NOAA) to reclaim portions of the Louisiana wetlands in an effort to control coastal erosion in the area.  This project was bid prior to the recent hurricanes; therefore, it is possible that the project may be re-bid as plans for the post-hurricane restoration work are being re-scoped.   The 2005 third quarter bid market also included award of

four beach nourishment projects, with a total value of $66 million.  This brings year-to-date beach nourishment awards to $218 million, which is well in excess of typical annual averages of approximately $100 million.  Much of the 2005 beach work has been funded by an emergency supplemental bill passed in 2004 to pay for damage from the severe hurricane season experienced in 2004, particularly along the coasts of Florida.  Great Lakes won one of the beach projects awarded in the third quarter, a $14 million project to renourish Captiva and Sanibel Islands in Florida.  Additionally, Great Lakes was low bidder on three additional beach projects in Florida, which had not been awarded at quarter-end, so are not reflected in the Company’s quarter-end backlog.

Competitors continued to bid certain projects very aggressively during the third quarter, so the Company’s share of work awarded in this quarter totaled 31%, bringing its 2005 year-to-date share to only 24%, which remains below its historical average annual market share of approximately 40%.  The Company continued to bid opportunities with more reasonable margins from the beginning of the year, so it has been winning work with good margins. While the competition has been bidding more aggressively, there appeared to be some moderation in their aggressiveness in the third quarter.  So, management believes that margins will recover in the industry, allowing the Company to capture its more typical market share. Although the Company’s domestic market share has declined to-date in 2005, the Company has still been able to maintain a solid level of dredging backlog, with the inclusion of its foreign backlog.

Dredging backlog at September 30, 2005 totaled $266.1 million, which compares to $294.9 million at June 30, 2005, and $279.0 million at September 30, 2004.  The majority of the Company’s September 30, 2005 dredging backlog is represented by domestic and foreign capital dredging work, including continuing work on deepening projects in New York, Miami, Brunswick and Wilmington, domestically, and other capital projects in Bahrain and Ocean Cay, Bahamas, abroad. The Company’s September 30, 2005 recorded backlog does not reflect approximately $43 million of low bids pending award, including the three Florida beach nourishment projects noted earlier, or other options pending on projects currently in backlog.  While beach backlog of $26.1 million at September 30, 2005 represents a solid level for the Company, it will increase further with the award of these three projects.  The Company’s maintenance backlog totaled only $8.1 million at September 30, 2005, as a result of the competitive pricing in this area and the Company’s current equipment commitments to capital and beach projects.  Demolition services backlog improved to $19.0 million at September 30, 2005, with the addition of an $8.0 million project for the demolition and abatement of a former state hospital.  This compares to $16.6 million at June 30, 2005 and $11.0 million at September 30, 2004.

Market Outlook

The Corps’ fiscal 2006 budget has not yet been passed, and the Corps, along with other government agencies, is currently operating under a Continuing Resolution, which allows it to operate into fiscal 2006 at fiscal 2005 levels for authorized projects.  This has created some confusion within the dredging industry as to the level at which the Corps’ current projects will be funded over the next several weeks or months.  However, the Corps has operated under Continuing Resolutions in the past and management does not currently believe that the Continuing Resolution will significantly impact funding or scheduled bidding activity.  The ultimate passage of the fiscal 2006 budget is expected to be at a level slightly increased over the prior year appropriations, which should allow for a dredging market similar in size to fiscal 2005.  However, there is significant uncertainty as to whether the need to perform emergency work along the Louisiana coast will require the Corps to shift funds from other current Corps projects in the near-term or over time.

The federal government has passed two multi-billion dollar special appropriation bills to address the clean-up and reconstruction efforts along the Gulf coast due to the destruction from Hurricanes Katrina and Rita.  Approximately $450 million relates to Corps’ work but it is not clear at this point how much of these funds will be used for dredging and how much will be used for other purposes such as restoring the levee systems.  However, the Company, along with five other competitors, has submitted IDIQs (indefinite quantity prequalifications) to pre-qualify the Company to perform work under 19 identified potential projects.  These projects may be let for bid on short notice if necessary to perform maintenance dredging along various channels in the affected Gulf coast region.  Currently, three contracts have been let for bid and one is expected to bid shortly from these IDIQ projects.  This work will be funded by the special appropriation and would be additive to the Corps’ annual budget.  In addition to clean-up and restoration work, the most likely long-term impact to the dredging industry from the hurricanes may be increased momentum to move forward with the Louisiana Coastal Restoration Plan, which has been discussed for a number of years now. This is a long-range plan to restore the coastal wetlands of Louisiana and could generate up to $1 billion of incremental work for the dredging industry over a five to 10 year period.

The Water Resources Development Act, or WRDA legislation, which includes authorization of the Corps’ civil works projects still appears unlikely to pass in 2005.  This should not have near term impact on the industry as projects that have been authorized by previous WRDA bills continue to be bid.   The current form of the WRDA bill does include authorization for the Louisiana Coastal Area Study, which covers projects anticipated by the long-range Restoration Plan.  There is a possibility that this authorization request may be moved out of WRDA to increase the likelihood that it may be passed in the near future.  If authorization for the Louisiana Coastal Area work is removed and WRDA is not otherwise passed in its current form, there are some additional deepening projects (such as Miami 50’ work and Port Everglades) that could be added to the current WRDA, accelerating the authorization of these projects, rather than waiting for a future authorization bill.

There are a number of Deep Port projects that have been authorized to date, certain of which should generate in excess of $150 million in the bid market over the next few quarters.  These include the next phases of the Columbia River, OR deepening project and the Oakland, CA 50’ deepening project, the initial phase of the Port Jersey, NJ 50’ deepening project and two other phases of the NY Harbor 50’ deepening project;  along with a Jacksonville Harbor, FL deepening project, and potentially two port expansion projects in the Tampa area.

The 2005 beach nourishment market has benefited from the supplemental federal funding passed in 2004.  However, to date this money has been committed and there is continuing concern that there will be pressures on funding beach nourishment projects going forward, as the current administration has not supported federal funding for this work. Current bidding schedules continue to indicate an additional $125 million of beach work to be bid through mid-2006.  Fortunately, a number of these projects are sponsored by localities in Florida that have secured the funding for their projects through bond issues and taxes, recognizing the cost/benefit to performing this work.  To the extent more municipalities devise means to fund their individual projects, this will help to sustain the beach nourishment market at historical levels, even if the federal government reduces its commitment to beach nourishment.

There are also a number of opportunities for dredging services related to the development of liquefied natural gas (“LNG’) terminals, particularly along the Gulf coast of Texas and Louisiana.  The Company has outstanding proposals for over $50 million in dredging services solicited by private customers, typically large energy companies.  And as was previously discussed, the Company added a $20 million LNG project in Freeport, TX to its backlog in the third quarter.  With the higher prices of domestically-produced natural gas and the increased cost-competitiveness of importing LNG, management expects this work will increase in the near future.

With respect to the Company’s foreign markets, the Company now has two large hydraulic dredges working in Bahrain on the Durrat development project, which will provide good utilization for these vessels for the next 18 to 24 months. Also, as was mentioned in the last quarter, the Company is a minority partner in a consortium that is performing a large land reclamation project to expand the airport in Doha, Qatar, although the Company is providing only a small portion of the overall work. In addition the Company continues to follow a number of large land reclamation projects in the Middle East – particularly in Qatar, Saudi Arabia, and Bahrain, countries that generally welcome relationships with U.S. contractors.  Given the volume of work being generated in the region, opportunities for additional work exist and the Company is bidding to take on some further work to occupy its equipment upon completion of the Durrat project.  The Company will also continue to evaluate if there are opportunities to employ additional equipment overseas if the contracts can cover the mobilization expense and return higher margins then can be obtained in the U.S.

In summary, the Company’s utilization and earnings continued to improve through the third quarter.  While the bidding activity has been robust through the first nine months of the year, pricing has remained competitive.  However, given the Company’s current backlog it has been able to maintain a rational bidding strategy and has taken on new work with better margins than in 2004 when the Company, along with others in the industry, had excess capacity.  The Company continues to maintain a solid level of backlog due to its recent foreign and domestic awards.  The Company is in the midst of performing the deepening projects in Arthur Kill, NY; Miami Harbor, FL; Wilmington, NC, and Columbia River, OR, all of which are progressing well.  However, uncertainty continues to exist due to the fact that the Corps fiscal 2006 budget has not been adopted and due to the possibility that the reconstruction efforts along the Louisiana coast could negatively impact funding for the Corps’ dredging activities in the near-term.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility.  The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash flows from operating activities for the nine months ended September 30, 2005 totaled $8.6 million, compared to $20.6 million for the nine months ended September 30, 2004.  The fluctuation is primarily a result of the normal timing differences on the recognition and billing of revenues relative to the current level of activity.  Additionally, in 2004, the Company’s cash flows benefited from the receipt of income tax refunds in connection with the tax deductions related to the sale of the Company in December of 2003.

The Company’s net cash flows used in investing activities for the nine months ended September 30, 2005 totaled $4.8 million, compared to $12.0 million for the nine months ended September 30, 2004.  The use of cash relates primarily to equipment acquisitions and capital improvements to existing equipment.  The Company’s 2005 proceeds from dispositions of property and equipment includes $4.4 million for a rock barge constructed by the Company and then sold and leased back under an operating lease in June of 2005.  The Company’s capital expenditures in the 2004 period included spending for construction of a barge, which was funded by $2.5 million of escrow proceeds remaining from a like-kind exchange transaction in connection with the sale of two tugboats in 2003.

The Company’s net cash flows used in financing activities for the nine months ended September 30, 2005 totaled $2.3 million, compared to $4.2 million for the nine months ended September 30, 2004.  In both periods, the Company’s has made net pay-downs of its scheduled debt, while in 2004, the Company also generated sufficient cash to make a $2.5 million voluntary repayment on its term bank loan.

The Company’s Credit Agreement and Equipment Term Loan (collectively, “senior credit agreements”) and its Underwriting and Indemnity Agreement (“bonding agreement”) with its surety provider contain certain provisions that require the Company to maintain a minimum net worth and certain other financial ratios, limit payment of dividends and restrict certain other transactions.  In response to the Company’s reduced earnings through the first half of 2005, the Company obtained an amendment to its credit agreement to provide additional liquidity to address certain near-term working capital needs in June of 2005.  The amendment increased the Company’s revolver borrowing availability by $5.0 million, with an offsetting decrease to the Company’s letter of credit capacity in the same amount.  Fortunately, the Company has not needed to make use of the additional revolver borrowing capacity, which reverted back to the pre-amendment level of $15.0 million on October 31, 2005.  The Company was in compliance with all of the financial covenants under its senior credit agreements and bonding agreement at September 30, 2005.

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

The Company has continued to experience some timing issues on certain Corps receivables, but Company management believes its anticipated cash flows from operations and current available credit under its revolving credit facility will be sufficient to fund the Company’s operations and its revised capital expenditures, and meet its current annual debt service requirements of approximately $22 million for the remainder of the year.  The Company’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, and to comply with all of the financial covenants under its senior credit agreements and bonding agreement, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of September 30, 2005 has not significantly changed since December 31, 2004.  The market risk profile of the Company on December 31, 2004 is disclosed in the Company’s 2004 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  As required each quarter, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, such officers have concluded that the disclosure controls and procedures are effective.

(b) Changes in Internal Controls.  There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

In 1999, the Boston Housing Authority (“BHA”), for whom the Company’s demolition business, NASDI, had worked, asserted that NASDI and its subcontractors were responsible for improperly disposing of some contaminated materials.  At the time the Company acquired NASDI in 2001, it was believed that NASDI had sufficient recourse in the matter and that any potential liability would be minimal.  However, since 2001, certain of the insurance carriers that would be responsible for this matter have gone bankrupt.  Negotiations between the parties have continued to progress, and in the third quarter of 2004, the case went before a judge in the Massachusetts court system, who advised NASDI and the subcontractors to accept a settlement with the BHA.  Therefore, in the third quarter of 2004, the Company recorded a $1,275 charge for NASDI’s share of this potential settlement liability.   This final settlement amount was paid out in October, 2005.

On August 15, 2003 a claim was brought in the Landesgericht (District Court) of Berlin, Germany against Great Lakes by Hafemeister Erd-und Tiefbau GmbH, a German construction Company.  On June 8, 2004 Great Lakes was served with notice of this claim, alleging that in 2000 the Company along with a Dutch company wrongfully withdrew from a consortium prior to the submission of a tender for a project to be performed in Germany.  The claimant is seeking damages from its inability to bid on or perform the works in the amount of approximately €21,000.  Great Lakes has filed a petition with the German courts to seek dismissal of the claim for lack of factual and legal merit.  During the third quarter, a hearing was scheduled for mid-December 2005.  As indicated by the Company’s petition, management does not believe that the claim has merit and does not expect it to have a material impact on the Company’s financial position or results of operations.

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

Great Lakes Dredge & Dock Corporation

Date: November 11, 2005	By:	/s/	Deborah A. Wensel
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