Form 10-K
period 2005-12-31
GREAT LAKES DREDGE & DOCK CORP
filed 2006-03-28
CIK 885538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒  Yes    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

All of the Company’s common stock is held by a holding company.

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐   No  ☒

As of March 27, 2006, there were outstanding 1,000 shares of Common Stock and zero shares of Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

On April 24, 2001, the Company purchased 80% of the capital stock of North American Site Developers, Inc. (“NASDI”), a demolition services provider located in the Boston, Massachusetts area. The purchase consideration for the acquisition included $35.0 million in cash payable to the stockholders of NASDI and two senior subordinated notes totaling $3.0 million payable to the NASDI management stockholders. In 2003, the Company increased its ownership in NASDI to 85%. One NASDI management stockholder retains a 15% non-voting interest in NASDI. With the acquisition of NASDI, the Company now operates in two reportable segments: dredging and demolition. Financial information about the Company’s segments is provided in Note 17, “Segment information” in the Notes to the Consolidated Financial Statements.

Dredging Operations

Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance. The Company’s bid market is defined as the population of projects on which it bid or could have bid if not for capacity constraints (“bid market”). The Company achieved a combined U.S. market share of the projects awarded within its bid market of 31%, 43% and 31% in 2005, 2004 and 2003, respectively. In addition, the Company is the only U.S. dredging service provider with significant international operations, which averaged 16% of its dredging contract revenues over the last three years. The Company’s fleet of 26 dredges, 24 material transportation barges, two drillboats, and numerous other specialized support vessels is the largest and most diverse fleet in the U.S. The Company believes its fleet would cost in excess of $1.0 billion to build in the current market.

Domestic Dredging Operations. Over its 115-year life, the Company has grown to be a leader in each of its primary dredging activities in the U.S., including:

•                  Capital (approximately 43% of 2005 dredging revenues). Capital dredging projects are primarily port expansion projects, which involve the deepening of channels to allow access by larger, deeper draft ships and the providing of land fill for building additional port facilities. Capital projects also include other land reclamations, trench digging for pipes, tunnels and cables, and other dredging related to the construction of breakwaters, jetties, canals and other marine structures. Although capital revenue can be impacted by budgetary constraints and economic conditions, these projects typically generate an immediate economic benefit to the ports and surrounding communities. The Company’s bid market share of total U.S. capital projects averaged 41% over the last three years.

The U.S. capital market includes “Deep Port” projects authorized under the 1986 Water Resource Development Act (“WRDA”) as amended and supplemented, most recently in December 2000. Without significant deepening efforts, many major U.S. ports risk losing their competitive position as a result of being unable to accommodate larger cargo vessels. The WRDA legislation provides the authorization for federal funding for the deepening of these major domestic ports. Since 1997, supplemental WRDA bills have authorized Deep Port work with an aggregate value in excess of $4.0 billion. There is a significant portion of this work remaining to be completed to date and should provide continuing port deepening into the future. Deep Port work has comprised a substantial portion of recent bid markets, averaging 20% of the bid market over the last three years. The Company’s bid market share of Deep Port projects averaged 53% over the last three years.

•                  Beach Nourishment (approximately 25% of 2005 dredging revenues). Beach nourishment projects generally involve moving sand from the ocean floor to shoreline locations when erosion has progressed to a stage that threatens substantial shoreline assets. Beach nourishment is often viewed as a better response to erosion than trapping sand through the use of sea walls and jetties, or relocating buildings and other assets from the shoreline. Beach nourishment also facilitates shoreline real estate development and recreational activities. Generally, beach nourishment projects take place during the fall and winter months to minimize interference with bird and marine life migration and breeding patterns and coastal recreation activities. The Company’s bid market share of U.S. beach nourishment projects averaged 46% over the last three years.

•                  Maintenance (approximately 19% of 2005 dredging revenues). Maintenance dredging consists of the re-dredging of previously deepened waterways and harbors to remove silt, sand and other accumulated sediments. Due to natural sedimentation, active channels generally require maintenance dredging every one to three years, thus creating a recurring source of dredging work that is typically non-deferrable if optimal navigability is to be maintained. The Company’s bid market share of U.S. maintenance projects averaged 24% over the last three years.

Foreign Dredging Operations (approximately 13% of 2005 dredging revenues). Foreign capital projects typically relate to channel deepening and port infrastructure development. Beginning in the early 1990s, consolidation among foreign competitors, along with an increase in foreign governments’ investments in infrastructure, created new overseas dredging opportunities for the

Company. Since this time, the Company has targeted opportunities that are well suited to its equipment and where competition from its European competitors is reduced. While the Company has only a minor share of the international dredging market, it has maintained its presence in the foreign markets to enable it to diversify, particularly at times when there is anticipation of a decrease in the domestic market. Over the last ten years, the Company has worked in Europe, the Middle East, Africa, India, Mexico and South America. In recent years, the Middle East region has presented the most attractive prospects. Therefore, the Company currently has certain dredging assets located in Middle East; however, these assets are mobile and may be repositioned according to project requirements. Revenues from foreign capital projects averaged 16% of the Company’s dredging revenues over the last three years.

The Company believes that it benefits from a number of long-term favorable trends in the U.S. dredging market:

•                  Deep Port capital projects. Historically, the average controlling depth of the 10 largest U.S. ports has been 40 feet, as measured by annual container volume, compared to over 50 feet for the ten largest non-U.S. ports worldwide. Without continuing significant deepening efforts, most major U.S. ports risk being unable to accommodate the larger cargo vessels increasingly in use throughout the world, which renders them less competitive with deeper ports. Funding for Deep Port projects has represented a significant portion of recent years’ markets, and the Company continues to believe that Deep Port work will provide significant opportunities for the domestic dredging industry.

•                  Increasing need for beach nourishment. Beach erosion is a continuous problem and there is a growing awareness among state and local governments as to the importance of beachfront assets to the multi-billion dollar tourism industry. Beach projects are generally funded by both federal and state and local monies; therefore, a downturn in the economy can impact the amount of available funding, particularly from state and local sources. The recent annual beach bid markets, however, have grown due to effects of severe storm activity, especially in Florida. The annual bid market over the last three years has averaged $168 million, and current bid schedules provided by project owners identify beach projects for 2006 bidding valued in excess of $120 million.

•                  Additional significant long-term opportunities. Other capital projects make consistent contributions to the Company’s annual revenues, and, although not part of the Deep Port program, require similar technical expertise and equipment capabilities. For instance, the Company has just started its first project to provide ship access to a new liquified natural gas (“LNG”) terminal at Freeport, Texas. Also, the Company has submitted proposals for over $50 million in dredging services to private customers for development of additional terminals along the Gulf Coast of Texas. This private market appears to be gaining momentum as the global supply of LNG has increased and importation of the fuel becomes more cost-competitive, due to the higher prices of domestically-produced natural gas. Therefore, it is likely that this work will provide supplemental opportunities in the near term as the private contractors work to develop the infrastructure necessary for the LNG terminals. Additionally, there is anticipated to be significant capital dredging opportunities related to projects to contain the erosion of wetlands and coastal marshes particularly in Louisiana (“Louisiana Coastal Restoration”) and clean-up contaminated inland waterways such as the Fox River in Wisconsin and the Hudson River in New York. These long-term projects have the potential to add substantial revenue to the dredging market for approximately the next eight to 10 years.

While these market trends have represented key opportunities within the domestic dredging industry over the past 10 years and are expected to represent the key opportunities for the Company over at least the next 10 years, the domestic industry has experienced some negative funding developments over the past couple of years. Beginning in the second half of 2003 and into the first half of 2004, the domestic dredging bid activity declined. Although the Corps’ fiscal year 2003 and 2004 budgets were approved at similar levels to preceding years, it appeared that funds were not being distributed to the Corps’ districts. Based on conversations with Corps’ representatives and others in the industry, the Company’s management attributed the decline to budgetary pressures given the state of the deficit and the diversion of funds to support the nation’s efforts in Iraq. Additionally, during this time period the Corps underwent a reorganization of certain of its administration functions which also delayed its ability to request and receive funding. As a result of these funding issues, the industry’s dredging fleet was underutilized through much of 2004, leading to intense competition and pricing pressures for work that was bid during this period. Although the bidding activity levels improved towards the end of 2004 and throughout 2005, the industry did not have confidence in the market, and continued to bid very aggressively to gain utilization. In the fourth quarter of 2005, as the industry’s backlog improved, the pricing finally began to moderate, although pricing has not recovered to the levels seen prior to 2004.

Another concern that has been developing due to the funding constraints at the Corps is the issue of continuing contracts. There is a push by Congress to only allow projects to go forward that are fully funded. In the past, a project could be bid if there were appropriations for the current year only and the contract could be continued into the next year. The remaining funding would be taken out of the following years’ appropriations. If continuing contracts are not allowed, this will become an obstacle to the Corps in getting work out, especially on longer term projects. Management believes this work will ultimately be bid; however, this does present an additional disruption in the orderly flow of activity in the bid market.

Also in 2004, there were renewed efforts by the federal government to eliminate the federal portion of beach nourishment funding. While in 2005 the beach nourishment market benefited from emergency supplemental federal funding to address the damage caused by the severe hurricane season in 2004, there continues to be uncertainly regarding federal funding for this work. However, there are a number of projects now being sponsored by localities in Florida that have secured funding for their beach nourishment requirements through bond issues and taxes, since they recognize the cost/benefit to performing this work. As more municipalities devise a means to fund their individual projects, this will help to sustain the beach nourishment market even if the federal government reduces its commitment.

In summary, the dredging market has been in a state of disorder unlike the industry has seen over the past ten years or more. And while there are a number of factors contributing to uncertainty regarding project funding and timing, one overriding positive fact remains, and that is the need for dredging work remains. At some point in the future, all the work deferred currently will need to be performed. The Deep Port projects underway are not fully functional until all parts of the channels are taken to their final depths, and other authorized projects have been proven to be necessary to accommodate the deeper draft vessels in use throughout the world. Similarly, the maintenance dredging, if not performed currently, will accumulate and grow in volume as channels continue to fill with sedimentation, eventually to the point were ships can no longer safely navigate into the ports, and beach nourishment work will reach a point of urgency as waterfront assets and recreational communities become jeopardized. Therefore, Company management believes that the current environment represents only a deferral of work, and not a permanent downturn in the industry.

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

•                  Favorable competitive dynamic. The Company benefits from significant advantages relative to both existing and potential competitors, including (i) the requirements of the Foreign Dredge Act of 1906 (the “Dredging Act”) and Section 27 of the Merchant Marine Act of 1920 (the “Jones Act”), which effectively prohibit foreign dredges and, to a certain extent, foreign-owned dredging companies from competing in the U.S (see “Business – Government Regulations”); (ii) the relatively long lead time and high capital cost associated with the construction of a new dredge, which the Company estimates to be two years and between $20 to $60 million, depending on the type of dredge; and (iii) the Company’s reputation for quality and customer service built up over its 115-year operating history, during which time it has never failed to complete a project.

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

•                  Proprietary and proven project costing methodologies. Over the course of its 115-year operating history, the Company has developed an extensive proprietary database of publicly-available dredging production records from its own and its competitors’ activities and past bidding results. The Company believes that its extensive proprietary database combined with its accumulated estimating and bidding expertise is a significant competitive advantage in bidding for new dredging contracts.

•                  Diversified revenue base. The Company benefits from a dredging revenue base that is broadly diversified across the three dredging sectors, which have different demand drivers. Capital projects primarily consist of port expansion work, which is driven by maintaining competitiveness between ports and growth in U.S. trade and commerce. Beach nourishment and maintenance projects are more heavily influenced by weather and recurring natural sedimentation and erosion. Revenue within each of the Company’s dredging sectors comes from a portfolio of separate contracts, which helps to mitigate project-specific risk. For the year ended December 31, 2005, the Company’s dredging revenues were derived from over 50 separate dredging contracts, and no one contract represented more than 10% of its revenues. The Company’s foreign dredging operations and demolition operations further diversify its revenue and customer base.

•                  Proven, experienced management team. The Company’s top executive management team has an average of 20 years of experience in the dredging industry. The Company believes that this experience provides it with a significant advantage over its competitors. Certain members of management own approximately 15% of the Company’s common stock.

Customers

Dredging. The dredging industry’s customers include federal, state, and local governments, foreign governments, and both domestic and foreign private concerns such as utilities and oil companies. Most dredging projects are competitively bid, with the award going to the lowest qualified bidder. There are generally few economical substitutes that customers can use for dredging services. The Corps is the largest dredging customer in the U.S. and has responsibility for federally funded projects related to navigation and flood control. In addition, the U.S. Coast

Guard and the U.S. Navy are responsible for awarding federal contracts with respect to their own facilities. In 2005, approximately 79% of the Company’s dredging revenues were earned from contracts with federal government agencies or companies operating under contracts with federal government agencies.

Foreign governments are the primary dredging customers in international markets, generally for capital projects relating to infrastructure development. Approximately 13% of the Company’s 2005 dredging revenues were earned from contracts with foreign governments or companies operating under contracts with foreign governments.

Demolition. NASDI’s customers include general contractors who subcontract demolition services, corporations that commission projects, non-profit institutions such as universities and hospitals, and local government and municipal agencies. NASDI benefits from key relationships with certain customers in the general contracting and public infrastructure industries. NASDI negotiates the majority of its demolition contracts as fixed price (“lump sum”) contracts with other projects negotiated on a time-and-materials (“T&M”) basis. NASDI frequently receives revenues from change orders on existing contracts. The majority of the demolition services are concentrated in New England, although NASDI now has limited operations in Florida as well. In 2005, no customer contributed more than 15% to NASDI’s annual revenues.

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

Great Lakes’ projects are currently bonded by Travelers Casualty and Surety Company of America (“Travelers”). The Company has never experienced difficulty in obtaining bonding for any of its projects. If the Company were to default on a project, the bonding company would complete the defaulted contract and would be entitled to be paid the contract price directly by the customer. Additionally, the bonding company would be entitled to be paid by the Company for any costs incurred in excess of the contract price. Travelers has been granted a security interest in a substantial portion of the Company’s operating equipment as collateral for its surety obligations.

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

Competitive Environment

Dredging. Competition in the Company’s market is determined primarily on the basis of price, and competition is often limited by the size of the job, equipment requirements, bonding requirements, certification requirements, or government regulations. Great Lakes and four other key competitors perform the majority of the work within the Company’s domestic dredging bid market. On average over the last three years, Great Lakes’ share of the market was 36% with the other four entities obtaining a 44% share. Since the Deep Port projects are typically of significant value and there is a large volume of projects remaining in the program, some additional competitors, (primarily smaller dredging companies or marine-oriented construction companies), have made equipment investments, rationalized by the opportunities in the Deep Port market and encouraged by the Corps in an effort to increase competition. While some of these other entities have won a few major Deep Port contracts, they generally do not have the capabilities to perform well on these projects; therefore, it is unclear if they will pose the same degree of competition in the future.

The Dredging Act and the Jones Act provide a significant barrier to entry with respect to foreign competition. Together the two regulations prohibit foreign-built, chartered or operated vessels from competing in the U.S. See “ – Government Regulations.”

One of the Company’s key competitors commissioned a new hopper dredge that most recently was performing sea trials and could enter the bid market in the first half of 2006. This dredge is over two-times the size of the Company’s most recently constructed hopper dredge, the Liberty Island, and is best suited for the maintenance rental market in the Mississippi Gulf Outlet. It is difficult to anticipate what the effect will be of the entrance of this dredge to the market. With the storm damage caused by the hurricanes Katrina and Rita there should be an increased need for dredging services in and around Louisiana and Mississippi and therefore, it is possible the bid market will be sufficient to absorb the capacity at the time. In general though, the dredge will create additional capacity at a time of uncertainty in market conditions. Another competitor is also looking to add capacity with a large clamshell bucket dredge, suited for harbor maintenance work. The vessel has been engineered but is not yet under construction. At this point, there is no known completion date but again, when it enters the market it will be additional capacity for which the need is not clear.

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

•                  Hydraulic Dredges. Hydraulic dredges remove material using a revolving cutterhead which cuts and churns the sediment on the ocean floor and hydraulically pumps the material by pipe to the disposal location. These dredges are very powerful and can dredge some types of rock. Certain materials can be directly pumped as far as seven miles with the aid of a booster pump. Hydraulic dredges work with an assortment of support equipment, which help with the positioning and movement of the dredge, handling of the pipelines, and the placement of the dredged material. Great Lakes operates the only large electric hydraulic dredge in the U.S., which makes the Company particularly competitive in markets with stringent emissions standards, such as California and Houston.

•                  Mechanical Dredges. There are two basic types of mechanical dredges operating in the U.S.:  clamshell and backhoe. In all cases, the dredge uses a bucket to excavate material from the ocean floor. The dredged material is placed by the bucket into material barges, or “scows”, for transport to the designated disposal area. The scows are emptied by bottom-dumping, direct pump-out or removal by a crane with a bucket. Mechanical dredges are capable of removing hard-packed sediments and debris and can work in tight areas such as along docks or terminals. Clamshell dredges with specialized buckets are ideally suited to handle material requiring controlled disposal. The Company has the largest fleet of material barges in the industry, which provides cost advantages when dredged material is required to be disposed far offshore or when material requires controlled disposal. Additionally, the Company recently converted one of its clamshell dredges to electric power to better compete in those markets with stringent emissions standards.

Great Lakes’ domestic dredging fleet is typically positioned on the East and Gulf Coasts, with a smaller number of vessels on the West Coast and on inland rivers. The mobility of the fleet enables the Company to move equipment in response to changes in demand. Great Lakes’ fleet also includes assets currently positioned internationally in the Middle East.

The Company continually assesses its need to upgrade and expand its dredging fleet to take advantage of improving technology and to address the changing needs of the dredging market. The Company is also committed to preventive maintenance, which it believes is reflected in the long lives of most if its equipment and its low level of unscheduled downtime on jobs. As such, the Company spent an average of $27 million on maintenance and $18 million on capital additions and enhancements, annually over the last three years. During this period, the Company’s capital expenditures included $15 million to buy out certain operating equipment previously under operating lease, as well as $17 million on equipment that was funded from the proceeds of sale-leasebacks under operating leases or the proceeds from the sale of certain equipment under a like-kind exchange transaction. Therefore, in a typical year, the Company generally funds $13 to $18 million of capital expenditures with cash flow from its operations.

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

Employees

Dredging. At December 31, 2005, the Company employed approximately 270 full-time salaried personnel, with additional U.S. hourly personnel, most of whom are unionized and hired on a project-by-project basis. During 2005, the Company employed an average of 500 hourly personnel to meet domestic project requirements. Crews are generally available for hire on relatively short notice. In addition, the Company employs approximately 21 expatriates and foreign nationals to manage and administer its overseas operations. The Company’s overseas crews are generally provided through an employment agreement with a company in the Philippines.

Demolition. At December 31, 2005, NASDI employed approximately 25 full-time salaried administrative employees, in addition to approximately 122 unionized employees who are party to four union agreements. The unionized employees are hired on a project-by-project basis and are generally available for hire on relatively short notice.

The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce. However, four primary agreements apply to approximately 84% of such employees. The Company’s contracts with Local 25 Operators Union for the northern and southern regions, representing approximately 51% of its unionized workforce, are set to expire in September 2006. The Company is in negotiations and expects to be able to renew the agreement in a timely manner without any significant impact to operations. The Company has not experienced any major labor disputes in the past five years and believes it has good relationships with its significant unions; however, there can be no assurances that the Company will not experience labor strikes or disturbances in the future.

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

Certain of the above requirements were made applicable to the dredging industry in 1992, when Congress amended the Dredging Act to bring it into conformity with the U.S. citizenship requirements of the rest of the nation’s cabotage laws. At that time, Congress included grandfather clauses to protect certain existing dredge operations affected by the change in law. A grandfather provision exempted the hopper dredge STUYVESANT from the 75% ownership and control requirement. The STUYVESANT is chartered to Stuyvesant Dredging Company, Inc., a foreign corporation and wholly-owned subsidiary of Royal Boskalis Westminster, NV, a Dutch company, the largest dredging service provider in the world. In early 1999, the Stuyvesant Dredging Company exploited a loophole in grandfather provision and expanded its control of additional dredging vessels through a joint-venture, Bean Stuyvesant LLC, in which it has a 50% ownership interest. As of December 31, 2005, at least seven dredges plus other ancillary vessels operating in the United States were foreign controlled under this grandfather provision.

A coalition of U.S.-citizen dredging companies, labor unions, U.S. maritime operating companies and U.S. shipbuilders have joined together in an attempt to close the STUYVESANT grandfather clause loophole. In late 2003, one of the industry’s domestic dredging companies protested a bid award by the Corps in favor of Bean Stuyvesant LLC on the grounds that Bean Stuyvesant LLC was neither a U.S. citizen for the purpose of operating vessels in the coastwise trade nor eligible to charter the vessels at issue under the specific terms of the grandfather provision. The U.S. Court of Federal Claims agreed and enjoined the Corps from awarding the contract to Bean Stuyvesant LLC. On appeal, the U.S. Court of Appeals for the Federal Circuit overturned the Court of Federal Claims decision in the second quarter of 2004. And in 2005, the Supreme Court denied a writ of certiorari petitioned by a domestic competitor, which included a supporting amicus brief, filed on behalf of a broad coalition of domestic maritime interests to review the case. The marine industry will now have to turn to pursuing a legislative solution in this matter in an effort to ensure more equitable treatment among the industry participants.

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

ITEM 1A. –Risk Factors

The Company depends on its ability to continue to obtain federal government dredging contracts, and is therefore greatly impacted by the amount of government funding for dredging projects. A reduction in government funding for dredging contracts can materially reduce the Company’s revenues and profits.

For the year ended December 31, 2005, approximately 79% of the Company’s dredging revenues were attributable to contracts with federal agencies or with companies operating under contracts with federal agencies. The Company’s dredging operations depend on project funding by various government agencies and are adversely affected by decreased levels of, or delays in, government funding. Beginning in the second half of 2003 and into the first half of 2004, the domestic dredging bid activity declined. Although the Corps’ fiscal year 2003 and 2004 budgets were approved at similar levels to the preceding years, it appeared that funds were not being distributed to the Corps’ districts. Based on conversations with Corps’ representatives and others in the industry, the Company’s management attributed the decline to budgetary pressures given the state of the deficit and the diversion of funds to support the nation’s efforts in Iraq. Additionally, during this time period the Corps underwent a reorganization of certain of its administration functions which also delayed its ability to request and receive funding.

As a result of these funding issues, the Company’s dredging fleet was underutilized through much of 2004, leading to intense competition and pricing pressures for work that was bid during this period. Although the bidding market improved in 2005, pricing remained competitive and is likely to remain competitive until industry participants regain confidence in the market. As a result of this competitive bidding, the Company’s share of work awarded in 2005 was 31%, which is below its historical average annual market share of the last five years of 41%.

The Company has a significant amount of indebtedness, which makes the Company more vulnerable to adverse economic and competitive conditions.

The Company has a significant amount of indebtedness. As of December 31, 2005, the Company had outstanding long-term indebtedness of approximately $249 million and stockholders’ equity of approximately $79 million. The Company’s substantial debt could:

•                  require the Company to dedicate a substantial portion of the Company’s cash flow from operations to payments on the Company’s indebtedness, thereby reducing the availability of the Company’s cash flow to fund working capital, capital expenditures and other general corporate purposes;

•                  limit the Company’s flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which the Company operate;

•                  place the Company at a competitive disadvantage compared to the Company’s less leveraged competitors;

•                  increase the Company’s vulnerability to both general and industry-specific adverse economic conditions; and limit, among other things, the Company’s ability to borrow additional funds.

For example, due to the reduction in the Company’s earnings in the second half of 2003 and in 2004, the Company needed to seek an amendment from its senior lenders of the covenants in its senior credit agreement to provide greater flexibility. In exchange, the Company’s capital spending limits were reduced and the Company’s borrowing availability under its Senior Credit

Agreement was reduced. In addition, the Company obtained certain waivers during 2005 on the minimum net worth requirements under its Bonding Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The financial covenants required by the Company’s Senior Credit Agreements and Bonding Agreement are restrictive. If there is a future violation of any of the financial covenants and the Company is not successful in obtaining additional amendments or waivers, a default would occur under the Company’s Senior Credit Agreements and Bonding Agreement, which would result in a material adverse impact on the Company’s financial condition.

If the Company is unable, in the future, to obtain bonding for its dredging contracts, the Company’s ability to obtain future dredging contracts would be limited, thereby adversely affecting the Company’s business.

The Company, like all dredging service providers, is generally required to post bonds in connection with its domestic dredging contracts to ensure job completion upon failure of the Company to finish a project. The Company has entered into a bonding agreement with Travelers Casualty and Surety Company of America, (“Travelers”) pursuant to which Travelers acts as surety, issues bid bonds, performance bonds and payment bonds, and obligates itself upon other contracts of guaranty required by the Company in the day-to-day operations of the Company’s dredging and marine construction business. However, Travelers is not obligated under the bonding agreement to issue bonds for the Company. Therefore, if the Company were unable to obtain additional bonds, its ability to take on future work would be severely limited.

The Company’s business is subject to significant operating risks and hazards that could result in damage or destruction to persons or property, which could result in losses or liabilities to the Company.

The businesses of dredging and demolition are generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, encountering unusual or unexpected geological formations, cave-ins below water levels, collisions with fixed objects, disruption of transportation services and flooding. These risks could result in damage to, or destruction of, dredges, transportation vessels, other maritime structures and buildings, and could also result in personal injury, environmental damage, performance delays, monetary losses or legal liability.

The Company is subject to risks related to its international operations.

Approximately 13% of the Company’s dredging revenues for the year ended December 31, 2005 were generated by operations conducted abroad. International operations subject the Company to additional risks, including:

•                  uncertainties concerning import and export license requirements, tariffs and other trade barriers;

•                  restrictions on repatriating foreign profits back to the United States;

•                  changes in foreign policies and regulatory requirements;

•                  difficulties in staffing and managing international operations;

•                  taxation issues;

•                  currency fluctuations; and

•                  political, cultural and economic uncertainties.

The amount of the Company’s estimated backlog is subject to change and not necessarily indicative of future revenues.

The Company’s dredging contract backlog represents its estimate of the revenues that the Company will realize under contracts remaining to be performed based upon estimates relating to, among other things, the time required to mobilize the necessary assets at the project site, the amount of material to be dredged and the time necessary to demobilize the project assets. However, these estimates are necessarily subject to fluctuations based upon the amount of material that actually must be dredged, as well as factors affecting the time required to complete each job. Consequently, backlog is not necessarily indicative of future revenues or profitability. In addition, because a majority of the Company’s dredging backlog relates to government contracts, it can be canceled at any time without penalty, subject to the Company’s right, in some cases, to recover its actual committed costs and profit on work performed up to the date of cancellation.

The Company’s profitability is subject to inherent risks because of the fixed-price nature of most of its contracts.

Substantially all of the Company’s contracts with its customers are fixed-price contracts. Under a fixed-price contract, the customer agrees to pay a specified price for the Company’s performance of the entire contract. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other changes that may occur over the contract period. One of the most significant factors affecting the profitability of a dredging project is the weather at the project site. Inclement or hazardous weather conditions can result in substantial delays in dredging and additional contract expenses. Due to these factors, it is possible that the Company will not be able to perform its obligations under fixed-price contracts without incurring additional expenses. If the Company were to significantly underestimate the cost of one or more significant contracts, the resulting losses could have a material adverse effect on the Company.

The Company’s business could suffer in the event of a work stoppage by the Company’s unionized labor force.

The Company is a party to numerous collective bargaining agreements in the U.S. that govern its relationships with its unionized hourly workforce. However, four primary agreements apply to approximately 84% of such employees. The inability to successfully renegotiate contracts with these unions as they expire, any future strikes, employee slowdowns or similar actions by one or more unions could have a material adverse effect on the Company’s ability to operate the Company’s business.

Environmental regulations could force the Company to incur significant capital and operational costs.

The Company’s operations and facilities are subject to various environmental laws and regulations relating to, among other things: dredging operations; the disposal of dredged material; protection of wetlands; storm water and waste water discharges; demolition activities; asbestos removal; transportation and disposal of other hazardous substances and materials; and air emissions. The Company is also subject to laws designed to protect certain marine species and habitats. Compliance with these statutes and regulations can delay performance of particular projects and increase related project costs. These delays and increased costs could have a material adverse effect on the Company’s results of operations.

The Company’s projects may involve demolition, excavation, transportation, management and disposal of hazardous waste and other hazardous substances and materials. Various laws strictly regulate the removal, treatment and transportation of hazardous waste and other hazardous substances and materials and impose liability for human health effects and environmental contamination caused by these materials. The Company’s demolition business, for example, requires the Company to transport and dispose of hazardous substances and materials, such as asbestos. The Company takes steps to limit the Company’s potential liability by hiring qualified asbestos abatement subcontractors to remove these materials from the Company’s projects, and some project contracts require the client to retain liability for hazardous waste generation. The failure of certain contractual protections, including any indemnification from the Company’s clients or subcontractors, to protect the Company from incurring such liability could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company’s demolition business depends on key customer relationships and reputation in the Boston contraction market developed and maintained by its key operations manager. Loss of any of these elements would materially reduce the Company’s demolition revenues and profits.

Demolition contracts are entered into on a project by project basis, so the Company does not have continuing contractual commitments with its demolition customers beyond the terms of the current contract. NASDI benefits from key relationships with certain general and construction contractors in the Boston market. NASDI also, benefits from its reputation in the Boston market developed over years of successfully performing on projects. Both of these aspects of the business were developed and are maintained through the demolition business’ key manager. The inability to maintain relationships with these customers or obtain new customers based on the Company’s reputation would reduce the revenue and profitability from demolition contracts. The inability of the Company to retain its key demolition manager would have a material adverse affect on the Company’s current customer relationships and reputation.

Item1B.- Unresolved Staff Comments

The company has no unresolved comments from the Staff.

Item  2. – Properties

Dredging. Great Lakes’ dredging fleet is the largest in the U.S. and one of the largest fleets in the world. The fleet consists of over 200 pieces of equipment, including the largest hopper fleet and most of the large hydraulic dredges in the U.S., and is sufficient to meet the Company’s project requirements.

The following table provides a listing of the Company’s fleet of dredging equipment as of December 31, 2005, including equipment under long-term operating leases.

Type of Equipment	Quantity
Hydraulic Dredges	12
Hopper Dredges	8
Mechanical Dredges	6
Unloaders	2
Drillboats	2
Material Barges	24
Other Barges	62
Booster Pumps	7
Tugs	6
Launches and Survey Boats	52
Other ancillary equipment	30
Total	211

A significant portion of the Company’s operating equipment is subject to liens by the Company’s senior lenders and bonding company. See Note 6, “Property and Equipment,” and Note 12, “Long-term Debt,” in the Notes to the Consolidated Financial Statements.

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

The Company or its former subsidiary, NATCO Limited Partnership, are named as defendants in approximately 280 lawsuits, the majority of which were filed between 1989 and 2000, and 18 of which were filed in the last three years. In these lawsuits, the plaintiffs allege personal injury, primarily fibrosis or asbestosis, from exposure to asbestos on our vessels. The vast majority of these lawsuits have been filed in the Northern District of Ohio and a few in the Eastern District of Michigan. All of the cases filed against the Company prior to 1996 were administratively dismissed in May 1996 and any cases filed since that time have similarly been administratively transferred to the inactive docket. Plaintiffs in these cases could seek to reinstate the cases at a future date without being barred by the statute of limitations. However, to date, no plaintiffs with claims against the Company have sought reinstatement. There are therefore no active pending cases against the Company. Management does not believe that these cases will have a material adverse impact on the business.

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

In 1999, the Boston Housing Authority (“BHA”), for whom the Company’s demolition business, NASDI, had worked, asserted that NASDI and its subcontractors were responsible for improperly disposing of some contaminated materials. At the time the Company acquired NASDI in 2001, it was believed that NASDI had sufficient recourse in the matter and that any potential liability would be minimal. However, since 2001, certain of the insurance carriers that would be responsible for this matter have gone bankrupt. Negotiations between the parties have continued to progress, and in the third quarter of 2004, the case went before a judge in the Massachusetts court system who advised NASDI and the subcontractors to accept a settlement with the BHA. Therefore, in the third quarter of 2004, the Company recorded a $1.3 million charge for NASDI’s share of this potential settlement liability. This final settlement was paid in the fourth quarter of 2005. Company management believes there is no further liability to the Company related to this matter.

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

On August 15, 2003 a claim was brought in the Landesgericht (District Court) of Berlin, Germany against Great Lakes by Hafemeister Erd-und Tiefbau GmbH, a German construction Company. On June 8, 2004 Great Lakes was served with notice of this claim, alleging that in

2000 the Company along with a Dutch company wrongfully withdrew from a consortium prior to the submission of a tender for a project to be performed in Germany. The claimant is seeking damages from its inability to bid on or perform the works in the amount of approximately €21,000. Great Lakes filed a petition with the German courts to seek dismissal of the claim for lack of factual and legal merit. A hearing occurred in December 2005 and the claim was dismissed. Although the claimant has the right to appeal the dismissal, Company management believes there will be no liability to the Company related to this matter.

Item  4. – Submission of Matters to a Vote of Security Holders

None.

Part II

Item  5. – Market for the Registrant’s Common Equity and Related Stockholder Matters

There is no established public market for the common stock of the Company. At December 31, 2005, GLDD Acquisitions Corp. owned 100% of the outstanding common stock of the Company. Madison Dearborn Capital Partners IV, L.P. and its co-investors own approximately 85% and certain members of the Company’s management own in aggregate approximately 15% of the outstanding common equity of GLDD Acquisitions Corp.

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

	Successor Basis		Predecessor Basis
	Year Ended December 31,
	2005	2004	2003	2002	2001
			(in millions)
Income Statement Data (1):
Contract revenues	$423.4	$350.9	$398.8	$362.6	$318.8
Costs of contract revenues	(372.0)	(315.0)	(328.2)	(294.6)	(260.5)
Gross profit	51.4	35.9	70.6	68.0	58.3

General and administrative expenses	(29.3)	(26.7)	(27.9)	(29.8)	(25.2)
Amortization of intangible assets	(0.8)	(4.2)	—	—	—
Subpoena-related expenses	(2.9)	(2.3)	—	—	—
Impairment of goodwill and intangible	(5.7)	—	—	—	—
Sale-related expenses	—	(0.3)	(10.6)	—	—
Operating income	12.7	2.4	32.1	38.2	33.1

Interest expense, net	(23.1)	(20.3)	(20.7)	(21.1)	(20.9)
Sale-related financing costs	—	—	(13.1)	—	—
Equity in earnings (loss) of joint ventures	2.3	2.3	1.4	(0.1)	0.8
Minority interests	(0.2)	0.1	—	0.4	(1.0)

Income (loss) before income taxes	(8.3)	(15.5)	(0.3)	17.4	12.0

Income tax benefit (provision)	1.4	4.4	(1.3)	(4.4)	(5.5)

Net income (loss)	$(6.9)	$(11.1)	$(1.6)	$13.0	$6.5

	Successor Basis		Predecessor Basis
Other Data (1):
EBITDA (2)	$39.4	$31.7	$49.8	$54.4	$48.2
Net cash flows from operating activites	10.3	14.3	19.0	28.4	20.1
Net cash flows from investing activites	(7.2)	(9.5)	(183.4)	(17.2)	(42.9)
Net cash flows from financing activites	(4.5)	(5.6)	165.6	(12.3)	24.2
Depreciation and amortization	24.9	26.9	16.3	15.9	15.3
Maintenance expense	29.7	22.7	27.9	25.9	19.3
Capital expenditures (3)	12.7	23.1	37.7	18.3	13.8

(1) Includes the results of NASDI since its acquisition in April, 2001.

(2) EBITDA in 2005 included the impact of a non cash right down of goodwill and intangibles for $5.7 million for the demolotion business. In 2003 it includes the impact of sale-related expenses totaling $10.6 million, related to the sale of the Company in 2003.

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

	Successor Basis			Predecessor Basis
Balance Sheet Data:
Cash and equivalents	$0.6	$2.0	$2.8	$1.5	$2.6
Working capital	48.4	39.2	50.5	14.6	14.1
Total assets	507.5	508.6	522.9	287.5	282.2
Total debt	250.8	254.3	258.7	172.8	184.7
Total stockholder’s equity (deficit)	78.1	85.9	97.0	(12.4)	(26.0)

EBITDA, as provided herein, represents net income (loss), adjusted for net interest expense, income taxes, depreciation and amortization expense. The Company presents EBITDA as an additional measure by which to evaluate the Company’s operating trends. The Company believes that EBITDA is a measure frequently used to evaluate performance of companies with substantial leverage and that all of its primary stakeholders (i.e. its bondholders, banks and investors) use EBITDA to evaluate the Company’s period to period performance. Additionally, management believes that EBITDA provides a transparent measure of the Company’s recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For this reason, EBITDA is the measure the Company uses to assess performance for purposes of determining compensation under its incentive plan. EBITDA should not be considered an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income as an indicator of operating performance; or (b) cash flows from operations as a measure of liquidity. As such, the Company’s use of EBITDA, instead of a GAAP measure, has limitations as an analytical tool, including the inability to determine profitability or liquidity due to the exclusion of interest expense and the associated significant cash requirements and the exclusion of depreciation and amortization, which represent significant and unavoidable operating costs given the level of indebtedness and capital expenditures needed to maintain the Company’s business. For these reasons, the Company uses operating income to measure its operating performance and uses EBITDA only as a supplement. EBITDA is reconciled to net income (loss) in the table of financial results.

	Sucessor Basis		Predecessor Basis
	Years Ended December 31,
	2005	2004	2003	2002	2001
			(in millions)

Net income (loss)	$(6.9)	$(11.1)	$(1.6)	$13.0	$6.5
Adjusted for:
Interest expense, net	23.1	20.3	20.7	21.1	20.9
Sale-related financing costs	—	—	13.1	—	—
Income tax expense (benefit)	(1.4)	(4.4)	1.3	4.4	5.5
Depreciation and amortization	24.6	26.9	16.3	15.9	15.3
EBITDA	$39.4	$31.7	$49.8	$54.4	$48.2

Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Great Lakes is the largest provider of dredging services in the United States. Dredging generally involves the enhancement or preservation of navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work: capital, beach nourishment and maintenance, in which sectors the Company has experienced an average combined bid market share in the U.S. of 36% over the past three years. The Company’s largest domestic dredging customer is the U.S. Army Corps of Engineers, which has responsibility for federally funded projects related to navigation and flood control. In 2005, approximately 79% of the Company’s dredging revenues were earned from contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S. Coast Guard and U.S. Navy. Given this dependence on federal revenues, the Company’s operations can be influenced by the federal budget and the amount appropriated and funded for dredging in any given year. Therefore, the Company tracks the annual appropriation process, to the extent that information is available, to assist it in planning for and managing its operations. The Company has also continued its role as the only U.S. dredging contractor with significant international operations, which represented an average of 16% of its dredging contract revenues over the past three years. The international operations provide additional customer diversification, which can be particularly beneficial if there is a downturn in the domestic economy.

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

The Company’s cost structure includes significant annual fixed costs, including depreciation, maintenance, insurance and long-term equipment rentals, averaging approximately 22% to 25% of total costs of contract revenues. During the year, both equipment utilization and the timing of fixed cost expenditures fluctuate significantly. Accordingly, the Company allocates these fixed equipment costs to interim periods in proportion to revenues recognized over the year to better match revenues and expenses. Specifically, at each interim reporting date the Company compares actual revenues earned to date on its dredging contracts to expected annual fixed equipment costs. In the fourth quarter, any over and under allocated fixed equipment costs are recognized such that the expense for the year equals actual fixed equipment costs. As a result of this methodology, the recorded expense in any interim period may be higher or lower than the actual fixed equipment costs incurred.

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

Percentage-of-completion method of revenue recognition – The Company’s contract revenues are recognized under the percentage-of-completion method, which is by its nature based on an estimation process. For dredging projects, the Company uses engineering estimates of the physical percentage of completion. For demolition projects, the Company uses estimates of remaining costs-to-complete to determine project percent complete. In preparing its estimates, the Company draws on its extensive experience in the dredging and demolition businesses and its database of historical information to assure that its estimates are as accurate as possible, given current circumstances. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Claims for additional compensation are not recognized in contract revenues until such claims are settled. It is reasonably possible that cost and profit estimates may be reviewed on a periodic basis to reflect changes in expected project performance.

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

Quarterly Results of Operations

The following table sets forth the components of net income (loss) on a quarterly basis for the years ended December 31, 2005 and 2004.

	Successor Basis
	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in millions)
2005
Contract revenues	$99.9	$93.4	$119.7	$110.4
Costs of contract revenues	(92.9)	(82.0)	(103.1)	(94.0)
Gross profit	7.0	11.4	16.6	16.4

General and administrative expenses	(6.7)	(7.0)	(7.5)	(8.1)
Amortization of intangible assets	(0.2)	(0.2)	(0.2)	(0.2)
Subpoena-related expenses	(0.9)	(0.9)	(0.5)	(0.6)
Impairment of goodwill and intangible	—	—	(5.7)	—
Operating income (loss)	(0.8)	3.3	2.7	7.5

Interest expense, net	(6.3)	(4.6)	(6.4)	(5.8)
Equity in earnings of joint ventures	(0.1)	0.9	1.0	0.5
Minority interests	0.0	(0.2)	(0.1)	0.1
Income (loss) before income taxes	(7.2)	(0.6)	(2.8)	2.3

Income tax benefit (provision)	2.5	0.1	(0.9)	(0.3)

Net income (loss)	$(4.7)	$(0.5)	$(3.7)	$2.0

	Successor Basis
	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in millions )
2004
Contract revenues	$103.9	$72.1	$66.5	$108.3
Costs of contract revenues	(87.5)	(66.3)	(62.1)	(99.0)
Gross profit	16.4	5.8	4.4	9.3

General and administrative expenses	(6.9)	(5.4)	(7.0)	(7.4)
Amortization of intangible assets	(1.8)	(1.1)	(0.7)	(0.6)
Subpoena-related expenses	—	(0.8)	(0.7)	(0.8)
Sale-related expenses	(0.2)	—	(0.1)	—
Operating income (loss)	7.5	(1.5)	(4.1)	0.5

Interest expense, net	(4.6)	(7.0)	(3.4)	(5.3)
Equity in earnings of joint ventures	0.1	0.7	0.7	0.8
Minority interests	—	—	0.1	—
Income (loss) before income taxes	3.0	(7.8)	(6.7)	(4.0)

Income tax benefit (provision)	(1.3)	2.4	2.1	1.2

Net income (loss)	$1.7	$(5.4)	$(4.6)	$(2.8)

Results of Operations – Fiscal Years

The following table sets forth the components of net income as a percentage of contract revenues for the years ended December 31:

			Predecessor
	Successor Basis		Basis
	2005	2004	2003

Contract revenues	100.0%	100.0%	100.0%
Costs of contract revenues	(87.9)	(89.8)	(82.3)
Gross profit	12.1	10.2	17.7
General and administrative expenses	(6.9)	(7.6)	(7.0)
Amortization of intangible assets	(0.2)	(1.2)	—
Subpoena-related expenses	(0.7)	(0.7)	—
Impairment of goodwill and intangible	(1.3)	—	—
Sale-related expenses	—	—	(2.7)
Operating income	3.0	0.7	8.0
Interest expense, net	(5.5)	(5.8)	(5.2)
Sale-related financing costs	—	—	(3.3)
Equity in earnings of joint ventures	0.5	0.7	0.4
Minority interests	—	—	—
Income (loss) before income taxes	(2.0)	(4.4)	(0.1)
Income tax benefit (provision)	0.3	1.2	(0.3)
Net income (loss)	(1.7)%	(3.2)%	(0.4)%

Components of Contract Revenues and Backlog

The following table sets forth, by segment and type of work, the Company’s contract revenues for the years ended and backlog as of December 31 (in thousands):

			Predecessor
	Successor Basis		Basis
	2005	2004	2003
Revenues
Dredging:
Capital - U.S.	$161,125	$141,674	$203,699
Capital - foreign	47,402	62,862	60,922
Beach nourishment	92,746	51,289	47,858
Maintenance	72,989	57,982	48,351
Demolition	49,137	37,055	37,970
	$423,399	$350,862	$398,800

			Predecessor
	Successor Basis		Basis
	2005	2004	2003
Backlog
Dredging:
Capital - U.S.	$94,504	$180,886	$101,128
Capital - foreign	90,043	42,617	30,259
Beach nourishment	61,391	23,178	40,396
Maintenance	14,883	33,075	18,412
Demolition	17,365	11,361	10,618
	$278,186	$291,117	$200,813

The year ended December 31, 2005, while still challenging for the Company, was certainly an improved year. The year ended December 31, 2004 presented significant challenges to the industry including a significant reduction in work put out for bid (in the second half of 2003 and first half of 2004), postponement of projects already awarded and a general lack of certainty regarding funding. These difficulties were primarily attributed to the diversion of Corps personnel and financial resources to the reconstruction efforts in Iraq and the disruption in Corps’ districts ability to request and receive funding due to the Corps’ own internal administrative reorganization. In addition, the increasing federal deficit has only added to the funding constraints at the Corps. However, beginning in the second half of 2004 the bid activity accelerated and was solid throughout 2005. Unfortunately, while bidding activity has been robust over this period, pricing has not improved as competitors continued to bid aggressively to gain utilization. However, given the Company’s backlog levels during 2005, including a sizable portion of foreign work, the Company bid the available opportunities at more reasonable margins. This resulted in a decreased market share won by the Company in 2005 but, margins on work won were not as severely impacted as they were on work won in 2004. In addition, some of the work in the Company’s backlog that had been previously postponed by the Corps was executed in 2005. As a result, during 2005 fleet utilization improved significantly but margins were still not at the levels seen prior to 2004.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The Company’s revenues for 2005 were $423.4 million, representing an increase of $72.5 million, or 20.7%, compared to 2004 revenues of $350.9 million. The increase in revenues was driven by the increase in domestic dredging revenue resulting from performing certain capital projects in backlog that the Corps had postponed in 2004, coupled with the increase in bidding activity as discussed previously, as well as an increase in activity from the demolition business. The Company experienced improved equipment utilization and increased revenue throughout the year.

The Company’s 2005 gross profit margin was 12.1%, which improved from the 2004 level of 10.2%. The improvement in 2005’s gross profit margin was primarily attributable to the mix of projects performed during the year, including more capital work with improved margins and the decreased impact of fixed costs relative to the increased level of utilization for the year.

Dredging revenues were $374.3 million in 2005, an increase of $60.5 million over 2004 revenue. Detail of the revenue increase is below. Dredging gross profit was 11.6% in 2005 compared to 9.4% in 2004. Again, this is due to increased fleet utilization throughout the year as more work in backlog was performed and the bid market continued to strengthen.

•                  Domestic capital dredging revenues increased $19.5 million, or 13.7%, to $161.2 million in 2005 from $141.7 million in 2004. As mentioned above, the increase resulted in part from the Corps’ funding capital projects that were in the Company’s backlog but had been previously postponed, including work at the Company’s projects in Brunswick, GA and Wilmington, NC. The Company also performed work on capital projects in Miami, FL, Arthur Kill, NY and Oakland, CA.

•                  The Company’s 2005 revenues from beach nourishment projects of $92.8 million were significantly greater than the 2004 level of $51.3 million. The 2005 beach bid market was $297 million, well in excess of the prior five year historical annual average of approximately $114 million. Much of the 2005 beach work was funded by an emergency supplemental bill passed in 2004 to pay for damage from the severe hurricane season experienced in 2004, particularly along the coasts of Florida.

•                  Revenues from maintenance projects in 2005 increased $15 million, or 26.9%, to $73.0 million compared to $58.0 million in 2004. The 2005 maintenance market was on par with the prior five year historical annual average markets. The Company’s portion of revenues generated from maintenance work fluctuates depending on the Company’s availability of equipment for such work.

•                  Revenues from foreign dredging operations in 2005 totaled $47.4 million, which is down $15.5 million, or 24.6% from 2004 revenues of $62.9 million, as the Company completed one large project in Bahrain and began mobilized onto a second sizable job in the same country.

NASDI’s 2005 demolition revenues of $49.1 million, increased $12.0 million, or 32.3%, over 2004 revenues of $37.1 million. The demolition sector had solid activity in 2005 with an increase in both the number of projects and the number of larger projects (in the range of $1 to $5 million). The gross profit margin attributable to NASDI’s demolition business stayed relatively consistent at 16.4% compared to 16.8% in  2004.

For the year ended December 31, 2005, general and administrative expenses totaled $38.7 million, compared to $33.5 million in 2004. 2005 includes the impact of a non-cash write-down of goodwill and intangible assets of $5.7 million, related to the Company’s demolition segment. Although NASDI has shown improvement in earnings during 2005 and is expected to continue to achieve positive cash flows in the future, Company management does not believe it will meet the future returns contemplated when the goodwill was originally allocated through purchase accounting in 2003. These downward revised projections for the demolition business are attributable to higher anticipated incentive compensation required to retain its key manager. Included in both years’ expense is amortization of intangibles, which decreased in 2005 to $0.8 million from $4.2 million in 2004 due to the relatively short term nature of the most significant intangibles, recorded in purchase accounting in 2003. In addition, both 2005 and 2004 include significant expense of $2.9 and $2.3 million respectively, for legal fees and other costs related to the provision of documents in response to the Department of Justice’s subpoena. 2004 expense also includes $1.3 million for the settlement cost of litigation related to NASDI as further described in Item 3, “Legal Proceedings.”  Therefore, excluding the incremental costs in each year, the Company’s 2005 general and administrative expenses would have been approximately $3.9 million greater, primarily as a result of increased incentive compensation, driven by the improvement in the Company’s dredging segment, along with the additional incentive compensation recorded by the Company’s demolition segment.

Operating income for the dredging segment was $15.2 million, up $13.7 over 2004 operating income of $1.5. This is due to the increased revenue in 2005 as well as the increased utilization throughout the year. Demolition operating loss was $2.5 million in 2005 compared to operating income of $0.9 million in 2004. Although NASDI had a strong year and significantly increased revenue, the impairment of goodwill and intangibles write down of $5.7 million discussed above negatively impacted operating income.

The Company’s net interest expense for the year ended December 31, 2005 totaled $23.1 million compared to $20.3 million in 2004. The increase was due to the higher underlying interest rates and larger spreads on the Company’s variable rate debt.

As a result of its 2005 net operating loss, the Company generated an income tax benefit of $1.3 million. In 2004, the resulting income tax benefit was $4.4 million.

For the year ended December 31, 2005, the Company incurred a net loss of $6.9 million compared to a net loss of $11.1 million for the year ended December 31, 2004. The 2005 net loss, which includes the $5.7 million non-cash write-down of goodwill and intangible assets, is improved over the 2004 net loss primarily due to the increased utilization and gross margins as described above.

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

Dredging revenues in 2003 were $313.8, down $47.1 million from 2002. Detail on the dredging revenue decrease is below. Dredging gross profit was 9.4% in 2004 compared with 18.3% in 2003. This decrease in margin was due to the factors noted above, including primarily lower margin work being performed and decreased utilization.

•                  Domestic capital dredging project revenues decreased $62.0 million, or 30.4%, to $141.7 million in 2004 from $203.7 million in 2003. As mentioned above, the decrease resulted in part from the Corps’ postponement of capital project work within the Company’s backlog. A portion of the work on the Company’s Brunswick and Wilmington Deep Port projects was deferred until the Corps has remaining funds available; therefore, the Company was unable to perform as much of this work in 2004 as originally anticipated. Work did commence on Brunswick in 2006 and Wilmington in 2005. Additionally, because very little capital work was bid in the second half of 2003 or first half of 2004, the Company did not take on new capital work which could be performed during the earlier part of 2004. As bid activity and funding increased in the second half of 2004, the Company was able to perform more domestic capital project work. Therefore, the Company’s capital dredging revenues in the fourth quarter of 2004 actually exceeded the capital revenues in the same period of 2003, but this did not make up for the significant decline through the first nine months of 2004 resulting from the work deferrals and lack of new work.

•                  The Company’s 2004 revenues from beach nourishment projects of $51.3 million were relatively consistent with the 2003 level of $47.9 million. The 2004 beach bid market remained strong at approximately $110 million; however, the majority of the Company’s 2004 beach revenues were generated by projects in the Company’s backlog at the end of 2003.

•                  Revenues from maintenance projects in 2004 increased $9.6 million, or 19.9%, to $58.0 million compared to $48.4 million in 2003. The annual maintenance dredging volume can vary depending on levels of Midwest precipitation experienced during the winter months, and the active hurricane season in 2004 may have created additional shoaling as well, since the 2004 annual market was somewhat larger than in recent years.

•                  Revenues from foreign dredging operations in 2004 totaled $62.8 million, which is consistent with 2003 revenues of $60.9 million, as the Company incurred similar levels of utilization for its foreign-based fleet.

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

Operating income for the dredging segment was $1.5 million, down over 2003 operating income of $29.7 million. This is due to the decreased revenue in 2004 and the resulting decrease in utilization throughout the year. Demolition operating income was $0.9 million in 2004 down from 2.5 million in 2003. Although NASDI had a strong year and an increase in gross profit, the $1.3 million charge for ongoing litigation resulted in the decrease in operating income year over year.

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

Bidding Activity and Backlog

The Company’s contract backlog represents management’s estimate of the revenues that will be realized under the portion of the contracts remaining to be performed. Such estimates are subject to fluctuations based upon the amount of material actually dredged as well as factors affecting the time required to complete the job. In addition, because a substantial portion of the Company’s backlog relates to government contracts, the Company’s backlog can be canceled at any time without penalty; however, the Company can generally recover the actual committed costs and profit on work performed up to the date of cancellation. Consequently, backlog is not necessarily indicative of future results. The Company’s backlog includes only those projects for which the customer has provided an executed contract.

Dredging. The 2005 bid market of $727 million was similar to the 2004 bid market of $739 million. Both years were a solid improvement over the 2003 bid market, which was lower than typical at only $425 million and both years were slightly above the five-year average of $690 million. The Company was the successful bidder on projects valued at approximately $225 million, representing 31% of the domestic bid market, as compared to its historical market share of 40%. Throughout 2005, even with the increased activity in the bid market, others in the dredging industry continued to bid very aggressively to gain utilization. However, as the Company chose to bid opportunities at more reasonable margins, its market share declined.

The Company’s dredging backlog at December 31, 2005 totaled $260.8 million, which compares to $266.1 million at September 30, 2005 and $279.7 million at December 31, 2004.

Approximately 36% of the Company’s year-end dredging backlog, or $94.5 million, consists of Deep Port or other domestic capital dredging work, which will be substantially performed in 2006. Only one Deep Port project in New York was awarded in 2005 with a total value of $79 million which was won by a competitor. The 2005 market also included other capital projects not funded by the Deep Port program valued at approximately $121 million and the Company won 45%, or $54 million, of this work.

The Water Resources Development Act, or WRDA legislation, which includes  authorization of the Corps’ civil works projects, was again not passed in 2005 as various other issues took precedent, not the least of which was a large authorization bill for transportation. The transportation bill was passed in 2005 and now the feeling is that the water bill should be next and that it is a high priority for passage early in 2006. Positives for the industry included in the current WRDA are the retirement of the Corps’ Dredge McFarland which should add work for industry, the reduction in local cost sharing required on projects that go below 50 feet and authorization for 12 priority projects under the Louisiana Coastal Restoration Plan, as well as the authorization of various additional harbor deepening projects. Passage of this bill will give assurance of continuing commitment to capital dredging work out in the future.

Foreign capital backlog increased to $90.0 million at the end of 2005 compared to $42.6 million at the end of 2004 due to the addition during the year of a large land reclamation project currently being performed in Bahrain.

The 2005 beach nourishment bid market totaled $297 million, which is well above the average bid market over the last five years of $154 million. The Company won $135 million, or 45%, of this work, bringing the Company’s beach backlog to $61.4 million at December 31, 2005. Although greater than 2004, this was lower than the Company’s five-year historical average market share of 50% for beach work, given the extremely competitive pricing of the projects bid in 2004 and 2005. While the 2005 beach nourishment market has clearly benefited from the supplemental federal funding passed in 2004, there continues to be uncertainty regarding funding for beach nourishment work going forward, as the current administration does not support federal funding for this work. Near term schedules indicate beach nourishment projects valued at approximately $120 million for bidding through mid-2006. A number of these projects are sponsored by localities in Florida that have secured the funding for their projects through bond issues and taxes, recognizing the cost/benefit to performing this work. As more municipalities devise a means to fund their individual projects, this will help to sustain the beach nourishment market even if the federal government reduces its commitment to this work.

The 2005 maintenance bid market totaled $230 million, which is on par with the average maintenance market over the last five years of $249 million. The Company’s share of the 2005 market was 16%, again lower than its historical average of 26%, due to the competitive environment experienced in 2005.

At December 31, 2005, the Company had dredging work pending award valued at $29.8 million. This included low bids for an $11.9 million beach nourishment project in Masonboro North Carolina, as well as options related to projects currently in backlog at year-end. The revenue value of these low bids and options pending award will be reflected in the Company’s backlog upon execution of signed agreements for the work.

Demolition. The Company’s demolition backlog at December 31, 2005 totaled $17.4 million, which compares to $11.4 million at December 31, 2004. The 2005 year-end backlog includes three new projects each valued in excess of $1 million and a typical complement of mid-size projects. With an improved economy in the New England area and NASDI’s limited expansion into the Florida market, NASDI anticipates opportunities to bid on number of larger projects over the next year, increasing the potential for improved volume and margins in this segment.

Changes in Financial Condition

As discussed in the notes to the consolidated financial statements, the Company accounted for the acquisition by GLDD Acquisitions Corp. as a purchase, in accordance with SFAS No. 141, “Business Combinations.”  This resulted in a new basis of accounting, effective December 31, 2003, at which point the Company reflected its assets and liabilities at fair value. The excess of the purchase price paid over the net assets acquired was allocated primarily to property and equipment and other intangible assets, and deferred taxes related thereto, with the remaining excess recorded as goodwill.  In 2005, the Company performed its annual assessment for the impairment of goodwill and intangibles.  As previously noted, a $5.7 non-cash write down was recorded related to the goodwill and intangibles in the demolition business that had been established as a result of the 2003 purchase price allocation.

Liquidity and Capital Resources

Historical

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility (see Note 12, “Long-term Debt” in the Notes to the Consolidated Financial Statements).  The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash flows provided by operating activities for the years ended December 31, 2005 and 2004 (Successor Basis) and year ended December 31, 2003 (Predecessor Basis)  totaled $10.3 million, $17.5 million and $26.2 million, respectively.  The fluctuation in the Company’s operating cash flows was primarily due to the normal timing differences on the recognition and billing of revenues, relative to the current level of activity.  In 2005 and 2004, the Company also received distributions from its equity joint ventures totaling $1.6 million and $1.9 million, respectively. In 2004, the Company’s cash flows from operations benefited from the receipt of income tax refunds.

The Company’s net cash flows used in investing activities for the years ended December 31, 2005 and 2004 (Successor Basis) and year ended December 31, 2003 (Predecessor Basis) were $7.2 million, $11.4 million and $34.2 million, respectively.  The use of cash relates primarily to equipment acquisitions, offset by proceeds on the sale of equipment.  In 2005, the Company incurred capital expenditures of $12.7 million.  This was offset by proceeds of $5.5 million, of which $4.4 million was for a rock barge that was constructed in 2005 and then sold and leased back under an operating lease.  No gain was recognized on this transaction.  In 2004, the Company incurred capital expenditures of $23.1 million.  This was offset by proceeds of $10.3 million, which included $4.6 million for a rock barge that was constructed in 2004 and then sold and leased back under an operating lease, $4.7 million for capital improvements on the Company’s mechanical dredges that were reimbursed and financed by the lessor, and proceeds for other miscellaneous equipment disposals. In 2003, the Company incurred capital expenditures of $37.7 million, which included $15.3 million used to purchase two dredging vessels and certain ancillary equipment that were previously under an operating lease, as well as $3.6 million spent on construction of a barge, which was funded through a like-kind exchange transaction in connection with the sale of two tugboats in 2003, for which the Company received proceeds of $5.2 million.  A gain of $2.2 million was recognized on this transaction.  In 2003, the Company also utilized $1.0 million to purchase 50% of a real estate interest related to its Amboy joint venture and received $1.2 million related to the sale of its investment in Riovia S.A., a joint venture formed to perform a dredging project in Argentina.

The Company’s net cash flows used in financing activities for the years ended December 31, 2005 and 2004 (Successor Basis) were $4.5 million and $6.8 million respectively, primarily related to scheduled payments under the Company’s senior Equipment Term Loan and voluntary prepayments made under the Company’s senior bank facility Term Loan B of $3.5 million and $2.5 million, respectively.  In 2004, the Company also incurred financing fees of $1.1 million to obtain an amendment to its Credit Agreement and Equipment Term Loan (collectively, “Senior Credit Agreements”), as discussed below.  For the year ended December 31, 2003 (Predecessor Basis), the Company generated net cash flows from financing activities of $14.1 million, reflecting new borrowings of  $23.4 million under the Equipment Term Loan, which was used to refinance borrowings incurred under the former revolving credit facility, including $15.0 million in borrowings that were used to purchase certain dredging equipment which had previously been under operating lease, as mentioned above, offset by payments under its former term senior debt.

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

The Company’s Credit Agreement and Equipment Term Loan (collectively, “senior credit agreements”) and its Underwriting and Indemnity Agreement (“bonding agreement”) with its surety provider contain certain provisions that require the Company to maintain a minimum net worth and certain other financial ratios, limit payment of dividends and restrict certain other transactions.  In response to the Company’s reduced earnings through the first half of 2005, the Company obtained an amendment to its credit agreement to provide additional liquidity to address certain near-term working capital needs in June of 2005.  The amendment increased the Company’s revolver borrowing availability by $5.0 million, with an offsetting decrease to the Company’s letter of credit capacity in the same amount for a defined period of time.  The Company did not utilize the additional revolver borrowing capacity, which reverted back to the pre-amendment level of $15.0 million on October 31, 2005.  The Company was in compliance with all of the financial covenants as revised under its senior credit agreements and bonding agreement at December 31, 2005.  Effective February 1, 2006, the Company’s borrowing availability reverted back to the full $60 million allowed under the original terms of its credit agreement with its senior lenders, based on the attainment of the certain defined financial measures in accordance with the terms of the September 2005 amendment to such credit agreement.  Additionally, on March 22, 2006 the Company amended its Credit Agreement to increase its sub-limit for letters of credit to $45 million, from $35 million.

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

In February 2004, the Company entered into an interest rate swap arrangement to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s senior subordinated notes.  At December 31, 2005 and 2004, the fair value accounting for the swap resulted in $1.6 million and $0.7 million of an additional non-cash charge to interest expense, respectively.   This represents the current fair value of the swap arrangement based on the anticipated future rates.  The Company made payments of approximately $0.2 million in 2005 on this swap arrangement and received payments of $0.5 in 2004.  The swap is not accounted for as a hedge, so the fair value is recorded directly to interest expense, thereby introducing potential income volatility on a quarter-by-quarter basis.

The Company has entered into operating lease agreements for certain dredging assets and office space, which require annual operating lease payments declining from $14 million to $8 million over the next five years.  See Note 15, “Lease Commitments” in the Notes to the Consolidated Financial Statements.  Additionally, the Company expects to incur annual maintenance expenses of approximately $28 million.  Amounts expended for operating leases and maintenance expenses are charged to operations on an annual basis. Planned capital expenditures, which primarily include support equipment and equipment upgrades, are expected to require spending of approximately $13 million to $18 million annually, to the extent permitted by the Company’s revised Senior Credit Agreements.

Management believes that cash flows from operations combined with the reinstated availability under the revolver (which is part of the Credit Agreement mentioned above) will be sufficient to fund the Company’s operations, debt service and capital expenditures for the next year.  The Company’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations at December 31, 2005.  Additional information related to these obligations can be found in Notes 12 and 15 to the Consolidated Financial Statements.

	Obligations coming due in year(s) ending:
			2007-	2010-	2013 and
	Total	2006	2009	2012	beyond
	(in millions)

Long term bank debt (1)	$80.1	$4.3	$12.9	$62.9	$—
Equipment term debt (1)	28.7	3.4	9.3	7.9	8.0
Senior subordinated notes (2)	297.1	13.6	40.7	40.7	202.1
Operating lease commitments	114.1	14.2	37.7	24.2	38.0
Capital lease obligations	1.3	0.6	0.7	—	—

Total	$521.3	$36.1	$101.3	$135.7	$248.1

(1)  Includes cash interest calculated at weighted average borrowing rates at December 31, 2005, assuming required principal payments are made in accordance with the agreement terms.

(2)  Includes cash interest payments calculated at stated fixed rate of 7.75%.

Other Off-Balance Sheet and Contingent Obligations

The Company had outstanding letters of credit relating to foreign contract performance guarantees and insurance payment liabilities totaling $20.1 million at December 31, 2005.  All were undrawn at year-end.

The Company has granted liens on certain of its operating equipment with net book values at December 31, 2005 of $80.3 million, as security for borrowings under its Credit Agreement.  The Company’s Credit Agreement also contains provisions that require the Company to maintain certain financial ratios and restrict its ability to pay dividends, incur indebtedness, create liens, and take certain other actions.

The Company finances certain key vessels used in its operations with off-balance sheet lease arrangements with unrelated lessors, requiring annual rentals of $14 million to $8 million over the next five years.  These off-balance sheet leases contain default provisions, which are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception.  The tax indemnifications do not have a contractual dollar limit.  To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects.  The Company obtains its performance and bid bonds through a bonding agreement with Travelers, which has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $83.5 million at December 31, 2005. The bonding agreement also contains provisions that require the Company to maintain certain financial ratios and restrict its ability to pay dividends, incur indebtedness, create liens, and take certain other actions.  Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $5 to $10 million. At December 31, 2005, the Company had outstanding performance bonds valued at approximately $330 million; however, the revenue value remaining in backlog related to these projects totaled approximately $155 million.

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

Item  7A. – Quantitative and Qualitative Disclosures about Market Risk

A portion of the Company’s current dredging operations are conducted outside of the U.S.  In 2005 and 2004, 13% and 20%, respectively, of dredging contract revenues were attributable to overseas operations.  It is the Company’s policy to hedge foreign currency exchange risk on contracts denominated in currencies other than the U.S. dollar, if available.  Forward currency exchange contracts, typically with durations of less than one year, are used to minimize the impact of foreign currency fluctuations on operations. The Company does not purchase forward exchange contracts for trading purposes and had no foreign currency forward contracts outstanding at December 31, 2005 or 2004.

The Company’s obligations under its Senior Credit Agreements expose its earnings to changes in short-term interest rates since interest rates on this debt are variable.  If the variable interest rates on the Company’s outstanding debt were to increase in 2006 by 10% from the rates at December 31, 2005, assuming scheduled principal payments are made, interest expense would increase by $0.6 million compared to $0.5 million for 2005, measured as of December 31, 2004.

At December 31, 2005 and 2004, the Company had long-term senior subordinated notes outstanding with a recorded book value of $175.0 million.   The fair value of these notes, which bear interest at a fixed rate of 7.75%, was $157.5 million and $157.9 million at December 31, 2005 and 2004, respectively, based on quoted market prices.  Assuming a 10% decrease in interest rates from the rates at December 31, 2005 and 2004, the fair value of this fixed rate debt would have increased to $167.1 million and $167.5 million, respectively.

In February 2004, the Company entered into an interest rate swap arrangement to swap a notional amount of $50.0 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7.75% senior subordinated notes.  The fair value of the swap at December 31, 2005 and 2004 was $(1.6) million and $(0.7) million, respectively.  Assuming a 10% increase in interest rates at December 31, 2005, the fair value of the swap would decline to $(2.3) million.

A significant operating cost for the Company is diesel fuel, which represents approximately 9.1% of the Company’s costs of contract revenues.  The Company uses fuel commodity forward contracts, typically with durations of less than two years, to reduce the impacts of changing fuel prices on operations.  The Company does not purchase fuel hedges for trading purposes.  Based on the Company’s 2006 projected domestic fuel consumption, a ten cent increase in the average price per gallon of fuel would increase its fuel expense by approximately $0.8 million, after the effect of fuel commodity contracts in place as of December 31, 2005, compared to an estimated $0.9 million for 2005 measured as of December 31, 2004.  If the fuel forward rates underlying the outstanding fuel contracts increased by 10%, the fair value of these contracts would increase by $0.7 million at December 31, 2005 and 2004, respectively.  At December 31, 2005 and 2004, the Company had outstanding arrangements to hedge the price of a portion of its fuel purchases related to domestic dredging work in backlog, representing approximately 24% and 76% of its anticipated domestic fuel requirements for 2006 and 2005, respectively.

Item  8. – Financial Statements and Supplementary Data

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated March 22, 2006, are set forth on pages 61 to 92 inclusive, of this Report, and are hereby incorporated by reference into this Item.  Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

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

Item 9B. – Other Information

None.

Part III

Item 10.  – Directors and Executive Officers

Set forth below are the names, ages and positions of the persons who serve as the directors and executive officers of the Company as of December 31, 2005:

Name

Age

Position

Douglas B. Mackie	53	President, Chief Executive Officer and Director
Richard M. Lowry	50	Executive Vice President and Chief Operating Officer
Deborah A. Wensel	44	Senior Vice President and Chief Financial Officer
William F. Pagendarm	56	Vice President – Division Manager
Steven F. O’Hara	51	Vice President – Division Manager
Bradley T. J. Hansen	52	Vice President – Division Manager
J. Christopher Gillespie	45	Vice President – International Operations
Kyle D. Johnson	44	Vice President – International Projects & Production Engineering
David E. Simonelli	49	Vice President – Manager of Technical Operations
John F. Karas	44	Vice President – Chief Estimator
Steven W. Becker	44	Plant Equipment Manager and Chief Mechanical Engineer
Donald J. Luce	43	Controller and Assistant Secretary
Samuel M. Mencoff	49	Non-executive Director
Thomas S. Souleles	37	Non-executive Director
Douglas S. Grissom	38	Non-executive Director

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

Samuel M. Mencoff, Director

Mr. Mencoff became a director of the Company upon completion of the acquisition by MDP in December 2003.  Mr. Mencoff is Co-President at Madison Dearborn and received an A.B., from Brown University; and an M.B.A., from Harvard Graduate School of Business Administration. Prior to co-founding MDP, Mr. Mencoff was with First Chicago Venture Capital for 11 years. Mr. Mencoff has more than 24 years of experience in private equity investing with a particular focus on investments in the basic industries sector. He currently serves on the Boards of Directors of Forest Products Holdings, L.L.C. (d.b.a. Boise Cascade), Great Lakes Dredge & Dock Corporation, Packaging Corporation of America, Smurfit Kappa Group Limited, and Evanston Northwestern Healthcare; and the Board of Trustees of Brown University.

Thomas S. Souleles, Managing Director

Mr. Souleles became a director of the Company upon completion of the acquisition by MDP in December 2003.  Mr. Souleles received an A.B., from Princeton University; a J.D., from Harvard Law School; and an M.B.A., from Harvard Graduate School of Business Administration. Prior to joining MDP, Mr. Souleles was with Wasserstein Perella & Co., Inc. Mr. Souleles concentrates on investments in the basic industries sector and currently serves on the Board of Directors of Astoria Generating Holdings LLC; Forest Products Holdings, LLC (d.b.a. Boise Cascade); Great Lakes Dredge & Dock Corporation; Magellan GP, LLC; Magellan Midstream Holdings GP, LLC; Packaging Corporation of America and Smurfit Kappa Group Limited; and the Board of Trustees of the National Multiple Sclerosis Society, Greater Illinois Chapter.

Douglas C. Grissom, Director

Mr. Grissom became a director of the Company upon completion of the acquisition by MDP in December 2003.  Mr. Grissom received an A.B., from Amherst College; and an M.B.A., from Harvard Graduate School of Business Administration. Prior to joining MDP, Mr. Grissom was with Bain Capital, Inc. in private equity, McKinsey & Company, Inc., and Goldman, Sachs & Co. Mr. Grissom concentrates on investments in the communications sector and currently serves on the Boards of Directors of Cbeyond Communications, Inc., Great Lakes Dredge & Dock Corporation, Intelsat Holdings Ltd., and the Childrens’ Inner City Educational Fund.

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

Item 11. – Executive Compensation

The following table sets forth certain information regarding the compensation for 2005, 2004 and 2003 of Great Lakes’ Chief Executive Officer and the next four highest paid executive officers of the Company (collectively, the “Named Executive Officers”):

		Annual Compensation		All Other
Name and Principal Position	Year	Salary	Bonus (1)	Compensation (2)

Douglas B. Mackie, President and Chief Executive Officer	2005	$378,000	$466,600	$100,497
	2004	378,000	—	116,636
	2003	378,000	357,233	154,335
Richard M. Lowry, Executive Vice President and Chief Operating Officer	2005	355,000	438,200	92,320
	2004	340,000	—	101,902
	2003	331,000	312,820	130,469
Deborah A. Wensel, Senior Vice President Chief Financial Officer and Treasurer	2005	225,000	158,700	57,723
	2004	197,000	35,000	126,471	(3)
	2003	192,000	116,649	431,549	(4)
Bradley T.J. Hansen, Vice President and Division Manager	2005	167,000	62,500	41,368
	2004	163,000	13,000	27,010
	2003	160,000	50,000	37,599
David E. Simonelli, Vice President and Special Projects Manager	2005	156,500	75,000	34,220
	2004	141,500	13,000	24,991
	2003	137,500	50,000	320,342	(4)

(1)	Attributable to the reported year, but paid in the subsequent year.
(2)	Unless otherwise indicated, amounts represent employer matching contributions and profit sharing contributions under Great Lakes’ 401(k) plan and payment of lost 401(k) benefit due to IRS limitations.
(3)	Includes forgiveness of a loan (related to prior year’s purchase of the Company’s stock) and related interest totaling $81,435.
(4)

Includes bonus paid pursuant to the terms of the bonus compensation plan adopted with respect to the sale of the Company in 2003, in the following amounts Ms. Wensel, $374,926 and Mr. Simonelli $289,091.

Option/SAR Grants in Last Fiscal Year

The Company does not issue options or stock appreciation rights.  Therefore, no stock options were granted to the Named Executive Officers for the year ended December 31, 2005, and none of the Named Executive Officers held any options at year-end or exercised any options during 2005.

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

Mr. Mackie’s 2005 base salary under his employment agreement was $378,000, which is subject to annual increase as determined by the Compensation Committee, and benefits as provided from time to time by the Company to its senior executives.  In the event Mr. Mackie resigns for good reason (defined to include, among other things, a material breach of the employment agreement by the Company) or the employment agreement is otherwise terminated by the Company for any reason other than cause, death or permanent disability, Mr. Mackie will be entitled to receive severance compensation in the amount equal to the sum of (a) Mr. Mackie’s current annual base salary and (b) a bonus calculated by multiplying current base salary by the average percentage of Mr. Mackie’s base salary represented by the bonuses Mr. Mackie received during the term of the employment agreement.

During the term of the employment agreement and for one year thereafter, Mr. Mackie is prohibited from directly or indirectly carrying on, engaging or having a financial interest in any business which is in material competition with the business of the Company.

The Company has also entered into an employment agreement with Richard M. Lowry which contains terms substantially similar to Mr. Mackie’s employment agreement, other than the amount of base salary and the office held.  Mr. Lowry’s 2005 base salary under his employment agreement was $355,000.

Compensation of Directors

To the extent any future directors are neither employees of the Company nor the Company’s equity investors, such directors may receive fees.

Compensation Committee Interlocks and Insider Participation

The Company established a Compensation Committee on February 17, 2004, consisting of Messrs. Mencoff, Souleles and Grissom. The principal function of the Compensation Committee shall be to review and recommend to the board of directors, policies, practices and procedures relating to the compensation of managerial employees and the establishment and administration of employee benefit plans.  During the year ended December 31, 2005, no executive officer of the Company served as a member of the Compensation Committee or board of directors of another entity in which one of the executive officers of such entity served as a member of the Company’s Compensation Committee or board of directors.

Item  12. – Security Ownership of Certain Beneficial Owners and Management

Great Lakes Dredge & Dock Corporation is a wholly-owned subsidiary of GLDD Acquisitions Corp. GLDD Acquisitions Corp. was formed in connection with the Company’s acquisition by Madison Dearborn Capital Partners IV, L.P. and certain co-investors and members of the Company’s management in December 2003. The total amount of authorized capital stock of GLDD Acquisitions Corp. consists of 1,500,000 shares of common stock, 90,000 shares of Series A Preferred Stock and 10,000 shares of Series B Preferred Stock. As of December 31, 2005, GLDD Acquisitions Corp. had the following number of shares outstanding: 1,000,000 shares of common stock, 77,500 shares of Series A Preferred Stock and 9,500 shares of Series B Preferred Stock.  As compared to the common stock, the shares of Series A Preferred Stock and Series B Preferred Stock have a preference on distributions, entitling them to the payment of any accrued preferred dividend (which accrues daily at a rate of 8% per year) plus all accumulated and unpaid dividends thereon (accumulated biannually).  Additionally, each holder of Series A Preferred Stock or Series B Preferred Stock is entitled to the return of the original capital contribution made for the shares before distributions, other than tax distributions, may be made with regard to the common stock.  The common stock is the only class of equity capital entitled to vote on matters submitted to a vote.

The following table sets forth certain information with respect to the beneficial ownership of GLDD Acquisitions Corp.’s common stock as of December 31, 2005, by (1) each person whom we know to own beneficially more than five percent of the outstanding shares of GLDD Acquisitions Corp.’s common stock; (2) each of GLDD Acquisitions Corp.’s directors and named executive officers; and (3) all of GLDD Acquisitions Corp.’s directors and executive officers as a group. Unless otherwise stated, each of the persons in the table has sole voting and investment power with respect to the securities beneficially owned.

	Beneficially Owned
	Number of Shares	Percentage of
	of Common Stock	Common Stock

Madison Dearborn (1)(2)	847,262	84.7%
Douglas B. Mackie (3)(4)	31,900	3.2%
Richard M. Lowry (3)	31,900	3.2%
Deborah A. Wensel (3)	17,000	1.7%
Bradley T.J. Hansen (3)	6,000	0.6%
David E. Simonelli (3)	5,400	0.5%
Samuel M. Mencoff (1)(5)	—	—
Thomas S. Souleles (1)(5)	—	—
Douglas C. Grissom (1)(5)	—	—
All directors and executive officers as a group (16 persons)	121,900	12.2%

(1)

The address for each of Madison Dearborn Capital Partners IV, L.P. (“MDP”) and Messrs. Mencoff, Souleles, and Grissom is c/o Madison Dearborn Partners, LLC, 70 W. Madison Street, Suite 3800, Chicago, Illinois 60602.

(2)

Includes: 843,045 shares directly owned by MDP and 4,217 shares directly owned by Special Co-Invest Partners I (“Co-Invest”).   Madison Dearborn Partners IV, L.P. (“MDP IV”) is the general partner of MDP.  John A. Canning, Jr., Paul J. Finnegan and Samuel M. Mencoff are the sole members of a limited partner committee of MDP IV (which is the general partner of MDP) that have the power, acting by majority vote, to vote or dispose of the shares held by MDP.   William S. Kirsch, as the managing general partner of Co-Invest, has the power to vote or dispose of the shares held by Co-Invest.  The address for each of MDP, MDP IV, and Co-Invest is c/o Madison Dearborn Partners, LLC, 70 W. Madison Street, Suite 3800, Chicago, Illinois 60602.

(3)	The address for each of Messrs. Mackie, Lowry, Simonelli and Hansen and Ms. Wensel is c/o Great Lakes Dredge & Dock Corporation, 2122 York Road, Oak Brook, Illinois 60523.
(4)	Includes 10,000 shares held by family trusts established for the benefit of the children of Mr. Mackie.
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

Item  13. –Certain Relationships and Related Transactions

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

Item 14. –Principal Accounting Fees and Services

The Company paid the following professional fees to its principal independent accountants, Deloitte & Touche LLP, for the years ended December 31, 2005 and 2004:

	Paid for the year ending December 31,
	2005	2004

Audit Fees (1)	$638.3	$630.3
Audit-Related Fees (2)	20.0	117.0
Tax Fees (3)	100.0	168.2
All Other Fees (4)	—	—

Total	$758.3	$915.5

(1)

Audit fees include fees for services related to the Company’s annual audits and quarterly reviews performed in accordance with generally accepted accounting standards.  In 2004, the Company also paid $60,000 for the auditors’ review of the accounting for the 2003 sale of the Company.

(2)

Audit-related fees in 2004 include $97,000 for the auditors’ review of the S-4 registration statement related to the senior subordinated notes. The audit-related fees also include fees for audit of the Company’s two 401(k) employee benefit plans in 2005 and 2004.

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

Pre-Approval Policy for Independent Accountant Services

The Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by Great Lakes’ independent accountants.  From time to time, however, circumstances may arise when it may become necessary to engage the independent accountants for additional services not contemplated in the original pre-approval.  In those instances, the Audit Committee may also pre-approve services on a case-by-case basis.  The Audit Committee may delegate pre-approval authority to one or more of its members.   For the year ended December 31, 2005, the Audit Committee pre-approved all such audit and non-audit services, including tax services, provided by the independent accountants.

Part IV

Item  15. – Exhibits, Financial Statements Schedules

(a)  Documents filed as part of this report

1.  Consolidated Financial Statements

The consolidated financial statements listed below are set forth on pages 61 to 92 inclusive, of this Report and are incorporated by reference in Item 8 of this Report.

Great Lakes Dredge & Dock Corporation:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended
December 31, 2005, 2004, and 2003

Consolidated Statement of Stockholder’s Equity
for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the years ended
December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

The Report of J.H. Cohn LLP, independent public accountants, on the financial statements of Amboy Aggregates for the years ended December 31, 2003 is presented on page 93 and incorporated by reference herein.  All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index” which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES DREDGE & DOCK CORPORATION

By:	/s/ Douglas B. Mackie
Douglas B. Mackie
President, Chief Executive Officer and Director
	Date:	March 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ Douglas B. Mackie	March 27, 2006	President, Chief Executive
Douglas B. Mackie		Officer and Director

/s/ Deborah A. Wensel	March 27, 2006	Senior Vice President,
Deborah A. Wensel		Chief Financial Officer
and Treasurer

/s/ Samuel M. Mencoff	March 27, 2006	Director
Samuel M. Mencoff

/s/ Thomas S. Souleles	March 27, 2006	Director
Thomas S. Souleles

/s/ Douglas C. Grissom	March 27, 2006	Director
Douglas C. Grissom

EXHIBIT INDEX

Number	Document Description

2.1

Amended and Restated Agreement and Plan of Merger dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., GLDD Merger Sub, Inc. and Vectura Holding Company LLC. (1)

3.1	Restated Certificate of Incorporation of the Company. (2)
3.2	Bylaws of the Company. (2)
4.1	Indenture, dated as of December 22, 2003, by and among GLDD Merger Sub, Inc. and BNY Midwest Trust Company, as trustee. (1)
4.2	Supplemental Indenture, dated as of December 22, 2003, by and among Great Lakes Dredge & Dock Corporation, the guarantors party thereto and BNY Midwest Trust Company, as trustee. (1)
4.3	Amendment to Indenture, dated as of January 30, 2004, by and among Great Lakes Dredge & Dock Corporation, and BNY Midwest Trust Company, as trustee. (4)
4.4	Supplemental Indenture, dated as of February 27, 2004, by and among Great Lakes Dredge & Dock Corporation, the guarantors party thereto and BNY Midwest Trust Company, as trustee. (4)
4.5	Second Supplemental Indenture, dated as of July 12, 2004, by and among Great Lakes Dredge & Dock Corporation, and BNY Midwest Trust Company, as trustee. (9)
4.6	Third Supplemental Indenture, dated as of December 2, 2005, by and among Great Lakes Dredge & Dock Corporation, and BNY Midwest Trust Company, as trustee. (10)
4.7	Form of 7 3/4% Senior Subordinated Note due 2013. (7)
4.8	Form of Guarantee to be issued by the Guarantors of the securities to be issued in this Exchange Offer subject to this Registration Statement. (7)
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
10.3

Amendment No. 1 to Credit Agreement, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, and Bank of America, N.A., as issuer of the Letters of Credit and as representative of the Lenders. (3)

10.4

First Amendment to Credit Agreement and Guaranty, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Company, Great Lakes Dredge & Dock Corporation and General Electric Capital Corporation. (3)

10.5

Second Amendment to Credit Agreement dated as of July 6, 2005, by and among Great Lakes Dredge & Dock Company, as Borrower, Great Lakes Dredge and Dock Corporation, as Guarantor, and General Electric Capital Corporation, as Lender. (11)

10.6

Third Amendment to Credit Agreement dated as of August 1, 2005, by and among Great Lakes Dredge & Dock Company, as Borrower, Great Lakes Dredge & Dock Corporation as Guarantor and General Electric Capital Corporation, as Lender. (12)

10.7

Fourth Amendment to Credit Agreement dated as of March 22, 2006, by and among Great Lakes Dredge & Dock Company, as Borrower, Great Lakes Dredge & Dock Corporation as Guarantor and General Electric Capital Corporation, as Lender. *

10.8	Management Equity Agreement, dated as of December 22, 2003, among GLDD Acquisitions Corp., Madison Dearborn Partners IV, L.P. and the management investors from time to time party thereto. (1)
10.9	Subscription Agreement, dated as of December 22, 2003, among GLDD Acquisitions Corp., Madison Dearborn Partners IV, L.P. and the other investors from time to time party thereto. (1)

10.10	Registration Rights Agreement, dated as of December 22, 2003, among GLDD Acquisitions Corp., Madison Dearborn Partners IV, L.P. and the other investors from time to time party thereto. (1)
10.11

Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (1)

10.12

First Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (3)

10.13

Second Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of November 14, 2005, by and among the Great Lakes Dredge & Dock Corporation, the subsidiaries of Great Lakes Dredge & Dock Company, Travelers Casualty and Surety Company, United Pacific Insurance Company, Reliance National Insurance Company, Reliance Surety Company and Travelers Casualty and Surety Company of America. (15)

10.14	Waiver letter from Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America, dated April 21, 2005. (14)
10.15	Waiver letter from Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America, dated June 13, 2005. (13)
10.16	Employment Agreement between the Company and Douglas B. Mackie. † (5)
10.17	Employment Agreement between the Company and Richard Lowry. † (6)
10.18	Summary of Oral Employment Agreements with Named Executive Officers. † (17)
10.19	Annual Cash Bonus Plan. † (8)
10.20	401(k) Savings Plan † (8)
10.21	401(k) Lost Benefit Plan † (8)
12.1	Ratio of Earnings to Fixed Charges. *
14.1	Code of Business Conduct and Ethics. (16)
21.1	Subsidiaries of the Registrant. *
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2004.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2004.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2004.
(4)	Incorporated by reference Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on March 31, 2004.
(5)	Incorporated by reference Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on September 29, 1998.
(6)	Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on December 14, 1998.
(7)	Included as part of Exhibit 4.1 to this Annual Report on Form 10-K.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2005.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2005.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2005.
(12)	Incorporated by reference to the Company’s Current Report on Form 10-Q filed with the Commission on August 10, 2005.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 14, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2005.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2005.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 24, 2005.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2006.

*	Filed herewith.
†	Compensatory plan or arrangement.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company has not sent any annual report covering the Company’s fiscal year ended December 31, 2005 or proxy statement, form of proxy or other proxy soliciting material to its security holders.  No such report or proxy material is expected to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Great Lakes Dredge & Dock Corporation

Oak Brook, Illinois

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company”) as of December 31, 2005 and 2004 (successor), and the related consolidated statements of operations, stockholder’s equity, and cash flows for the years then ended.  Additionally, we have audited the consolidated statement of operations, stockholder’s equity, and cash flows for the year ended December 31, 2003 (predecessor).  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of Amboy Aggregates (“Amboy”) joint venture for the year ended December 31, 2003, the Company’s investment in which is accounted for using the equity method.  The Company’s equity of $1.0 million in Amboy’s net income for the year ended December 31, 2003, are included in the accompanying financial statements.  The financial statements of Amboy were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such joint venture, is based solely on the report of such other auditors for the year ended December 31, 2003.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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
March 22, 2006

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(in thousands, except share and per share amounts)

	2005	2004
ASSETS
Current assets:
Cash and equivalents	$601	$1,962
Accounts receivable, net	85,114	65,762
Contract revenues in excess of billings	14,352	12,439
Inventories	17,084	16,497
Prepaid expenses	4,700	4,274
Other current assets	12,413	11,380
Total current assets	134,264	112,314

Property and equipment, net	240,849	256,594
Goodwill	98,747	103,563
Other intangible assets, net	1,579	3,267
Inventories	11,206	11,278
Investments in joint ventures	8,605	7,965
Other	11,987	13,654
Total assets	$507,237	$508,635
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$50,836	$46,770
Accrued expenses	24,264	17,676
Billings in excess of contract revenues	8,108	6,706
Current maturities of long-term debt	1,950	1,950
Total current liabilities	85,158	73,102

Long-term debt	248,850	252,300
Deferred income taxes	88,154	90,429
Other	4,473	5,314
Total liabilities	426,635	421,145

Minority interests	1,850	1,599
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	97,000	97,000
Accumulated deficit	(18,039)	(11,087)
Accumulated other comprehensive loss	(209)	(22)
Total stockholder’s equity	78,752	85,891
Total liabilities and stockholder’s equity	$507,237	$508,635

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2005, 2004 and 2003

(in thousands)

			Predecessor
	Successor Basis		Basis
	2005	2004	2003

Contract revenues	$423,399	$350,862	$398,800
Costs of contract revenues	372,046	314,940	328,196

Gross profit	51,353	35,922	70,604

General and administrative expenses	29,322	25,473	27,867
Amortization of intangible assets	786	4,174	—
Impairment of intangibles	5,718	—	—
Subpoena-related expenses	2,865	2,317	—
Demolition litigation expense	—	1,275	—
Sale-related expenses	—	273	10,635

Operating income	12,662	2,410	32,102

Other income (expense):
Interest expense, net	(23,055)	(20,334)	(20,717)
Sale-related financing costs	—	—	(13,113)
Equity in earnings of joint ventures	2,328	2,339	1,422
Minority interests	(251)	132	28

Loss before income taxes	(8,316)	(15,453)	(278)

Income tax benefit (provision)	1,364	4,366	(1,318)

Net loss	$(6,952)	$(11,087)	$(1,596)

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

Years ended December 31, 2005, 2004 and 2003

(in thousands, except share amounts)

							Accumulated		Note
	# of Shares				Additional		Other		Receivable
	Preferred	Common	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury	From
Predecessor Basis	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Stockholder	Total
Balance at January 1, 2003	45,000	5,000,000	$1	$50	$50,457	$(62,787)	$103	$(162)	$(68)	$(12,406)

Reverse stock split (1 for 100)		(5,000,000)								—
		50,000
Repayment on note receivable from stockholder									68	68
Comprehensive income (loss):
Net loss						(1,596)				(1,596)
Reclassification of derivative gains to earnings (net of tax of $625)							(970)			(970)
Change in fair value of derivatives (net of tax of $759)							1,176			1,176
Total comprehensive loss										(1,390)
Effect of Transaction on Predecessor Basis	(45,000)	(50,000)	(1)	(50)	(50,457)	64,383	(309)	162	—	13,728
Balance at December 31, 2003	—	—	—	—	—	—	—	—	—	—
Successor Basis
Issuance of new shares to GLDD Acquisitions Corp.	—	1,000	$—	$—	$97,000	$—	$—	$—	$—	$97,000
Balance at December 31, 2003	—	1,000	—	—	97,000	—	—	—	—	97,000

Comprehensive income (loss):
Net loss						(11,087)				(11,087)
Reclassification of derivative gains to earnings (net of tax of $1,062)							(1,654)			(1,654)
Change in fair value of derivatives (net of tax of $1,048)							1,632			1,632
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(11,109)
Balance at December 31, 2004	—	1,000	$—	$—	$97,000	$(11,087)	$(22)	$—	$—	$85,891

Comprehensive income (loss):
Net loss						(6,952)				(6,952)
Reclassification of derivative gains to earnings (net of tax of $1,192)							(1,838)			(1,838)
Change in fair value of derivatives (net of tax of $1,071)							1,651			1,651
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(7,139)
Balance at December 31, 2005	—	1,000	$—	$—	$97,000	$(18,039)	$(209)	$—	$—	$78,752

See notes to consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Periods ended December 31, 2005, 2004 and 2003

(in thousands)

	Successor Basis			Predecessor Basis
			December 31,	Jan 1 - Dec 31,
	2005	2004	2003	2003
OPERATING ACTIVITIES
Net loss	$(6,952)	$(11,087)	$—	$(1,596)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	24,686	26,853	—	16,294
Loss (earnings) of joint ventures	(2,328)	(2,339)	—	(1,422)
Distribution from equity joint ventures	1,625	1,925
Minority interests	251	(132)	—	(28)
Deferred income taxes	(1,695)	(6,388)	—	3,906
Gain on dispositions of property and equipment	(342)	(394)	—	(2,506)
Impairment of goodwill and intangible assets	5,718	—	—
Other, net	1,667	1,729	—	5,660
Changes in assets and liabilities:
Accounts receivable	(19,352)	(893)	—	(12,744)
Contract revenues in excess of billings	(1,913)	(1,203)	—	1,816
Inventories	(515)	(3,204)	—	(1,461)
Prepaid expenses and other current assets	(1,919)	4,252	—	(771)
Accounts payable and accrued expenses	10,133	12,495	(6,458)	17,252
Billings in excess of contract revenues	1,401	(2,102)	—	(2,107)
Other non-current assets and liabilities	(185)	(2,063)	—	3,877
Net cash flows from operating activities	10,280	17,449	(6,458)	26,170

INVESTING ACTIVITIES
Purchases of property and equipment	(12,645)	(23,085)	—	(37,650)
Dispositions of property and equipment	5,468	10,261	—	5,840
Cash released from (funded to) equipment escrow	—	876	—	(2,451)
Acquisition of Predecessor common and preferred shares	—	527	(129,142)	—
Payment of sale-related expenses	—	—	(19,994)	—
Disposition of interest in Riovia investment	—	—	—	1,200
Equity investment in land	—	—	—	(1,047)
Purchase portion of minority interests’ share in NASDI	—	—	—	(75)
Net cash flows from investing activities	(7,177)	(11,421)	(149,136)	(34,183)

FINANCING ACTIVITIES
Repayments of long-term debt	(5,450)	(4,450)	(1,762)	(9,238)
Borrowings under (repayments of) revolving loans, net	2,000	—	(5,000)	1,000
Repayment of NASDI stockholder notes	—	—	(3,000)	—
Proceeds from issuance of new long-term debt	—	—	60,300	23,400
Proceeds from issuance of 7¾% senior subordinated notes	—	—	175,000	—
Redemption of 11¼% senior subordinated notes	—	—	(155,000)	—
Proceeds from issuance of Successor common shares	—	—	94,309	—
Financing fees	—	(1,149)	(14,050)	(388)
Repayment of capital lease debt	(1,014)	(1,242)	—	(713)
Other	—	—	—	68
Net cash flows from financing activities	(4,464)	(6,841)	150,797	14,129
Net change in cash and equivalents	(1,361)	(813)	(4,797)	6,116
Cash and equivalents at beginning of period	1,962	2,775	7,572	1,456
Cash and equivalents at end of period	$601	$1,962	$2,775	$7,572

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$21,230	$17,483	$6,458	$19,286
Cash paid (refunded) for taxes	$234	$(5,013)	$—	$6,286

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

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories consist mainly of pipe, purchased spare parts, and supplies used in the Company’s dredging operations.  Inventories are stated at the lower of cost or market, using an average cost methodology.

Property and equipment

Capital additions, improvements and major renewals are classified as property and equipment and are carried at cost.  Maintenance and repairs are charged to earnings as incurred.  Depreciation is provided over the estimated useful lives of property and equipment using the straight-line method.  The estimated useful lives by class of assets are 10 years for buildings and improvements, 5 to 10 years for furniture and fixtures, 3 to 10 years for vehicles, dozers and other light operating equipment and systems, and 10 to 30 years for heavy operating equipment, such as barges and dredges.  Leasehold improvements are amortized over the shorter of their remaining useful lives or the remaining lives of the leases.

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

Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) which is effective for fiscal years ending after December 15, 2005 and is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. Interpretation No. 47 further clarifies what the term “conditional asset retirement obligation” means with respect to recording the asset retirement obligation discussed in SFAS No. 143. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

Self-insurance reserves

The Company self-insures costs associated with workers’ compensation claims, hull and equipment liability and general business liabilities, up to certain limits.  Insurance reserves are established for estimates of the loss that the Company will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported.  In determining its estimates, the Company incorporates historical loss experience and judgments about the present and expected levels of cost per claim.  Trends in actual experience are a significant factor in determination of such reserves.

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

Fair value of financial instruments

The carrying value of financial instruments included in current assets and current liabilities approximates fair values due to the short-term maturities of these instruments.  The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates.   At December 31, 2005 and 2004, the Company had long-term subordinated notes outstanding with a recorded book value of $175,000.  The fair value of these notes was $157,500 and $157,938 at December 31, 2005 and 2004, respectively, based on quoted market prices.

Minority interest

The Company owns 85% of the capital stock of NASDI, a demolition service provider located in the Boston, Massachusetts area.  The remaining 15% of the capital stock is owned by a senior manager of NASDI.  Minority interest at December 31, 2005 and 2004 reflects the remaining NASDI management stockholder’s 15% non-voting interest in NASDI.

Capital stock

As a result of the sale of the Company (see Note 2), the Company currently has only one class of common stock with a par value of $.01 per share.  500,000 shares are authorized and 1,000 shares are issued and outstanding at December 31, 2005 and 2004.

Reclassifications

In the 2004 consolidated statement of cash flows, $1,925 of distributions from equity joint ventures was reclassified from net cash flows from investing activities to net cash flows from operating activities and $1,242 of capital lease repayments was reclassified from operating activities to net cash flows from financing activities to conform to the 2005 presentation. Also, in the 2003 consolidated statement of cash flows, $2,451 of cash funded to an equipment escrow account was reclassified from net cash flows from operating activities to net cash flows from financing activities and $713 of capital lease repayments was reclassified from operating activities to net cash flows from financing activities to conform to the 2004 presentation.

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

The purchase price was allocated to the acquired assets and liabilities based on their fair values at December 31, 2003, as determined by management’s estimates and third-party appraisals, where practicable.   At December 31, 2005, after reviewing for any impairment, goodwill of $79,097 and $19,650 has been assigned to the dredging and demolition reporting units, respectively.   See Notes 5 and 8 regarding the current year impairment of demolition unit goodwill and intangibles.

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

3.              Accounts receivable

Accounts receivable are as follows:

	2005	2004

Completed contracts	$33,818	$13,971
Contracts in progress	41,885	43,088
Retainage	10,016	9,211
	85,719	66,270
Allowance for doubtful accounts	(605)	(508)
	$85,114	$65,762

4.              Contracts in progress

The components of contracts in progress are as follows:

	2005	2004
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$196,846	$232,994
Amounts billed	(185,635)	(221,243)
Costs and earnings in excess of billings for contracts in progress	11,211	11,751
Costs and earnings in excess of billings for completed contracts	3,141	688
	$14,352	$12,439

Prepaid contract costs (included in prepaid expenses)	$1,541	$718

Billings in excess of costs and earnings:
Amounts billed	$(113,243)	$(196,639)
Costs and earnings for contracts in progress	105,135	189,933
	$(8,108)	$(6,706)

5.              Goodwill

In the third quarter of 2005, the Company performed its annual assessment for the impairment of goodwill.  At the time of the Company’s sale transaction in December 2003, a portion of the total goodwill had been allocated to the demolition segment.  Although NASDI achieved its 2005 forecast and is projected to be cash flow positive going forward, Company management does not believe that it will achieve the future returns contemplated in the 2003 forecasts prepared when the goodwill was allocated.  These downward revised projections for the demolition business are attributable to higher anticipated incentive pay to retain a key member of the demolition business’ management.  Based on these revised projections the Company determined there was an impairment of the goodwill related to its demolition reporting unit. Therefore, the Company recorded a non-cash write-down of $4,816 to reflect management’s best estimate, using a discounted cash flow model, of the impairment to goodwill.

6.              Property and equipment

Property and equipment are as follows:

	2005	2004

Land	$2,870	$2,870
Buildings and improvements	270	125
Furniture and fixtures	1,154	1,129
Operating equipment	282,700	275,102
	286,994	279,226
Accumulated depreciation	(46,145)	(22,632)
	$240,849	$256,594

7.              Investments in joint ventures

The Company has a 50% ownership interest in Amboy Aggregates (Amboy), whose primary business is the dredge mining and sale of fine aggregate.  The Company accounts for its investment in Amboy using the equity method. The following table includes Amboy’s summarized financial information for the periods presented.

	2005	2004	2003

Current assets	$7,943	$7,727	$6,414
Non-current assets	8,942	8,420	9,367
Total assets	16,885	16,147	15,781

Current liabilities	(1,676)	(2,160)	(2,625)
Non-current liabilities	—	—	(147)
Equity	$15,209	$13,987	$13,009

Revenue	$28,363	$26,773	$19,316
Costs and expenses	(23,765)	(22,095)	(17,412)
Net income (loss)	$4,598	$4,678	$1,904

Amboy has a loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners.  It is the intent of the joint venture partners to periodically distribute Amboy’s earnings, to the extent allowed by Amboy’s bank agreement.  The term portion of Amboy’s loan matured in October 2003, and the $2,000 revolving credit facility was set to expire in August 2005.  The revolving credit facility was amended to extend the expiration to August

2007 and increase the facility to $3,000.  The Company no longer guarantees any of the outstanding borrowings and accrued interest under the facility.

In 2003, the Company and its Amboy joint venture partner each purchased a 50% interest in land, which is adjacent to the Amboy property and may be used in connection with the Amboy operations.  The Company’s share of the purchase price totaled $1,047 and is reflected in investments in joint ventures.  Income from that land was $29 for the year ended December 31, 2005.

For the years ended December 31, 2005 and 2004, the Company received distributions from Amboy and the adjacent land venture totaling $1,625 and $1,925.

The Company’s 2003 equity from earnings of joint ventures in the statement of income includes a gain of $470 resulting from the Company’s sale of its 20% investment in Riovia S.A., a venture whose sole business was the performance of a dredging contract in Argentina and Uruguay.

8.              Intangible Assets

At December 31, 2005, the net book value of intangible assets identified with respect to the Transaction is as follows:

	Estimated		Accumulated
	Life	Cost	Amortization	Net

Customer contract backlog	13 to 15 months	$4,237	$4,148	$89
Demolition customer relationships	7 years	1,093	529	564
Software and databases	7 to 10 years	1,209	283	926
		$6,539	$4,960	$1,579

In the third quarter of 2005, the Company wrote-down the intangible asset related to demolition customer relationships by $902.  This impairment on intangibles was analyzed in conjunction with the goodwill impairment as discussed in Note 5.  When the original customer relationship intangible was established in 2003, it required estimation of future annual revenues attributable to certain key customers.  Over the past two years, the demolition revenues were generated by a greater variety of customers, rather than being as concentrated as anticipated with these key customers.  Therefore, the future revenue expectations related to these particular customers were revised, resulting in this non-cash impairment write-down based on a discounted cash-flow analysis.

Amortization expense related to these intangible assets is estimated to be $311 in 2006 and $263 annually in 2007 through 2010.

9.              Impairment of land disposal rights

The Company owned rights to dispose a certain quantity of dredged material in upland disposal sites in New Jersey.  During 2003, the site owner informed Company management that it did not intend to make future disposal sites available for the Company to utilize its disposal rights.  Therefore, management determined that recovery of the land rights at their recorded amount was unlikely and recorded an impairment loss of $2,276.

10.       Other non-current assets

At December 31, 2005 and 2004, other non-current assets includes $1,575 of cash held in a new escrow account as security for the Company’s lease rental obligations under one of its long-term equipment operating leases.  This cash will be released once the Company achieves certain financial thresholds, or upon conclusion of the lease.

11.  Accrued expenses

Accrued expenses are as follows:

	2005	2004

Payroll and employee benefits	$8,927	$4,700
Insurance	6,387	5,022
U.S. income and other taxes	3,170	2,564
Interest rate swap liability	1,598	662
Interest	1,115	799
Equipment leases	933	719
Demolition litigation expense	—	1,275
Other	2,134	1,935
	$24,264	$17,676

12.       Long-term debt

Long-term debt is as follows:

	2005	2004

Senior bank debt:
Equipment term loan	$19,500	$21,450
Term loan B	54,300	57,800
Revolving loan	2,000	—
7 ¾% senior subordinated notes	175,000	175,000
	250,800	254,250
Current maturities of long-term debt	(1,950)	(1,950)
	$248,850	$252,300

In December 2003, the Company entered into a long-term loan with an equipment financing company (Equipment Term Loan) to refinance borrowings incurred under its former revolving credit facility to acquire certain equipment that was previously under an operating lease.  Principal payments under the Equipment Term Loan total $1,950 annually for each of the next nine years and are paid in quarterly installments.  Interest is paid quarterly at a variable LIBOR-based rate.   The Equipment Term Loan agreement also contains provisions that require the Company to maintain certain financial ratios.   Borrowings under the Equipment Term Loan are secured by first lien mortgages on certain operating equipment with a net book value of $20,348 at December 31, 2005.

In connection with the sale, in December 2003, the Company also entered into a new bank credit agreement (Credit Agreement) with a group of banks, consisting of a Tranche B Term Loan facility, which matures in 2010, and a $60,000 aggregate revolving credit facility which may be used for borrowings or for letters of credit, which expires in 2008.  The terms of the Credit Agreement provide for interest rate spreads based on the Company’s debt level compared to earnings, as defined, and allow for various interest rate options for loan amounts and periods that are selected at the discretion of the Company.  Borrowings under the Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of $80,309 at December 31, 2005 and are guaranteed by all domestic subsidiaries of the Company.   The Credit Agreement also contains provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens, and take certain other actions.

Effective September 30, 2004, the Company amended its Credit Agreement and Equipment Term Loan (collectively, Senior Credit  Facilities) to allow additional flexibility in its leverage and interest coverage ratios, including replacement of the total leverage ratio with a required minimum EBITDA, as defined in the aforementioned agreements, through 2005.  In exchange, the Company’s capital spending limits were reduced and the Company’s borrowing availability under its revolving credit facility was reduced to $45,000 (with a sub-limit of $35,000 for letters of credit and $15,000 for revolver borrowings), until such time that the Company achieves certain defined financial measures.  At December 31, 2005, the Company had $20,147 in undrawn letters of credit relating to foreign contract performance guarantees and insurance payment liabilities and $2,000 borrowed under the revolver.  Therefore, at December 31, 2005, the Company had availability of $22,853 (with a sub-limit of $14,853 for the letters of credit and $13,000 for revolver borrowings).  At December 31, 2005, the Company was in compliance with its various covenants under its revised Senior Credit Facilities.

Effective February 1, 2006, the Company’s borrowing availability reverted back to the full $60,000 allowed under the original terms of its Credit Agreement with its senior lenders, based on the attainment of the certain defined financial measures in accordance with the terms of the September 2004 amendment to such credit agreement.  Additionally, on March 22, 2006 the Company amended its Credit Agreement to increase its sub-limit for letters of credit to $45 million from $35 million.

The Company is required to pay all unpaid principal amounts of its term loan B facility in full at maturity.   Annual prepayments of principal may be required to the extent the Company reduces collateral and voluntary prepayments are allowed.   In 2005 and 2004, the Company made voluntary prepayments of $3,500 and $2,500, respectively.

At December 31, 2005 and 2004, the Company’s weighted average borrowing rate under its Senior Credit Facilities was 7.9% and 6.4%, respectively.  Amortization of financing fees related to the Senior Credit Facilities added 1.0% to the 2005 weighted average borrowing rate.  The Company also pays an annual commitment fee of up to 0.750% on the average daily unused capacity available under the revolving credit facility.

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

The Company used the proceeds from its new debt, along with equity contribution from its new owners, to provide consideration to its former owners, as well as repay its former debt, including its 11¼% senior subordinated notes due August 15, 2008.  In connection with the extinguishment of these notes in December of 2003, the Company paid tender and call premiums totaling $9,359, which are reflected as sale-related financing costs in the 2003 consolidated statement of operations. Additionally, in connection with the extinguishment of its old debt structure, the Company wrote off deferred financing costs totaling $3,754, which is also reflected as sale-related financing costs in the 2003 consolidated statement of operations.

Financing fees and amendment fees related to the Senior Credit Facilities and the Notes are deferred and amortized over the respective terms of the borrowings.

The schedule of principal payments required under the Company’s long-term debt at December 31, 2005 is as follows:

2006	$1,950
2007	1,950
2008	3,950
2009	1,950
2010	1,950
Thereafter	239,050
250,800
Less current portion	(1,950)
$248,850

The Company sometimes enters into capital lease arrangements to finance the acquisition of dozers, excavators and automobiles.  The current portion of capital lease obligations, in the amounts of $933 and $719, is included in accrued expenses at December 31, 2005 and 2004, respectively.  The long-term portion of these leases is included in other long-term liabilities and totaled $992 and $1,140, respectively.   The terms of these leases extend through 2008.  The net book value of these assets was $2,598 and $1,676 at December 31, 2005 and 2004, respectively.

13.       Risk management activities

The Company uses derivative instruments to manage commodity price, interest rate, and foreign currency exchange risks.  Such instruments are not used for trading purposes.  As of December 31, 2005, the Company is party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through May 2006.  As of December 31, 2005, there were 2.5 million gallons remaining on these contracts.  Under these agreements, the Company will pay fixed prices ranging from $1.48 to $1.99 per gallon.  At December 31, 2005 and 2004, the fair value of these contracts was estimated to be a liability of $344 and $36, respectively, based on quoted market prices.  The fair value at December 31, 2005 and 2004 is recorded in accrued liabilities on the balance sheet.

The Company has designated its fuel hedge arrangements as cash flow hedges, resulting in the following activity in accumulated other comprehensive (loss), net of income taxes:

	2005	2004

Accumulated other comprehensive income as of January 1	$(22)	$—
Net gains reclassified into costs of contract revenues from accumulated other comprehensive income, net of tax	(1,838)	(1,654)
Change in fair value of derivatives, net of tax	1,651	1,632

Accumulated other comprehensive loss as of December 31	$(209)	$(22)

Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial.  The remaining gains or losses included in accumulated other comprehensive loss at December 31, 2005 will be reclassified into earnings over the next five months, corresponding to the period during which the hedged fuel is expected to be utilized.

In February 2004, the Company entered into an interest rate swap arrangement to swap a notional amount of $50,000 from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated notes.  The fair value of the swap at December 31, 2005 was a liability of $1,598 and is recorded in accrued expenses.  The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.  In 2005 the Company made settlement payments under the swap totaling $245, which are recorded as interest expense and in 2004, the Company received settlement payments under the swap totaling $526, which are recorded as a reduction to interest expense.

The Company had no foreign currency hedge contracts outstanding at December 31, 2005 or 2004.

14.           Income taxes

The provision (benefit) for income taxes is as follows:

			Predecessor
	Successor Basis		Basis
	2005	2004	2003
Federal:
Current	$(24)	$—	$(3,521)
Deferred	(1,420)	(5,823)	3,553
State:
Current	614	456	561
Deferred	(275)	(365)	353
Foreign:
Current	(259)	1,366	372
	$(1,364)	$(4,366)	$1,318

The Company’s income tax provision (benefit) reconciles to the provision at the statutory U.S. federal income tax rate as follows:

			Predecessor
	Successor Basis		Basis
	2005	2004	2003
Tax (benefit) provision at statutory U.S. federal income tax rate	(2,742)	(5,298)	(67)
Write-off of goodwill	1,637	—	—
Foreign taxes deducted, net of federal income tax benefit	(226)	901	246
State income tax, net of federal income tax benefit	130	(64)	723
Other	(163)	95	416
Income tax (benefit) provision	$(1,364)	$(4,366)	$1,318

During the third quarter of 2005, the Company performed its annual assessment for the impairment of goodwill related to its demolition business.  Based upon the results of this assessment the Company recorded a non-cash write-down of $4,816 which impacted the federal tax provision for the year ended December 31, 2005, as noted above.

For the year ended December 31, 2005, the Company’s income tax provision includes foreign income tax expense of $159 and interest expense of $96 resulting from the settlement of a foreign tax obligation related to the 1999 taxable year.

At December 31, 2005 and 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,854 and $15,049, respectively, which will expire in 2024. At

December 31, 2005 and 2004 the Company had net operating loss carryforwards for state income tax purposes totaling $6,948 and $11,307 respectively, which will expire between 2010 and 2024.

The Company has recorded reserves for contingent income tax liabilities with respect to loss contingencies that are deemed probable of occurrence.  Such amounts total $3,120 and are included in income taxes payable at December 31, 2005.  These loss contingencies relate primarily to the classification of transaction expenses incurred in connection with the Company’s sale in December 2003, the taxation of foreign earnings, and state income tax issues.

The Company’s deferred tax assets (liabilities) are as follows:

	Successor Basis
	2005	2004

Net deferred tax assets:
Accrued liabilities	$5,321	$6,046
Net operating loss carry-forward benefit	2,188	5,729
	7,509	11,775
Net deferred tax liabilities:
Depreciation and amortization	(90,432)	(96,410)
Other	(278)	(381)
	(90,710)	(96,791)
Total net deferred tax liabilities	$(83,201)	$(85,016)

As reported in the balance sheet:
Net current deferred tax assets (included in other current assets)	$4,953	$5,413
Net non-current deferred tax liabilities	(88,154)	(90,429)
Total net deferred tax liabilities	$(83,201)	$(85,016)

15.       Lease commitments

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

Future minimum operating lease payments for the years ending December 31 are as follows:

2006	$14,172
2007	13,464
2008	12,794
2009	11,527
2010	8,201
Thereafter	53,981
Total minimum lease payments	$114,139

Total rent expense under long-term operating lease arrangements for the years ended December 31, 2005, 2004 and 2003 was $16,344, $15,109 and $17,397, respectively.  This excludes expenses for equipment and facilities rented on a short-term, as-needed basis.

16.       Retirement plans

The Company sponsors two 401(k) savings plans, one covering substantially all non-union salaried employees (Salaried Plan) and the second covering its non-union hourly employees (Hourly Plan).  Under both plans, individual employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. Additionally, the Salaried Plan includes a profit-sharing component, permitting the Company to make discretionary employer contributions to all eligible employees of the Salaried Plan.  The Company’s expense for matching and discretionary contributions for 2005, 2004 and 2003 was $2,944, $1,975 and $2,879, respectively.  On January 1, 2003, the Company adopted a third 401(k) savings plan specifically for employees that are members of the Company’s tugboat union. Participation in and contributions to this plan are not significant.

The Company also contributes to various multi-employer pension plans pursuant to collective bargaining agreements. In the event of a plan’s termination or Company withdrawal from a plan, the Company may be liable for a portion of the plan’s unfunded vested benefits.  As of December 31, 2005, unfunded amounts, if any, are not significant.  Total contributions to multi-employer pension plans for the years ended December 31, 2005, 2004 and 2003 were $5,218, $4,410 and $5,000, respectively.

17.       Segment information

The Company and its subsidiaries currently operate in two reportable segments:  dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Segment information for 2005, 2004 and 2003 is provided as follows:

				Predecessor
	Successor Basis			Basis
			December 31,	Jan 1 - Dec 31,
	2005	2004	2003	2003
Dredging
Contract revenues	$374,262	$313,807		$360,830
Operating income	15,176	1,484		29,655
Depreciation and amortization	23,187	24,923		15,261
Total assets	469,914	466,794	$474,803
Property and equipment, net	236,468	252,508	259,956
Goodwill	79,097	79,570	80,475
Investment in equity method investee	8,605	7,965	7,551
Capital expenditures	10,935	21,535		35,796

Demolition
Contract revenues	$49,137	$37,055		$37,970
Operating income	(2,514)	926		2,447
Depreciation and amortization	1,499	1,930		1,033
Total assets	37,323	41,841	$48,141
Property and equipment, net	4,381	4,086	4,176
Goodwill	19,650	23,993	23,442
Investment in equity method investee	—	—
Capital expenditures	1,710	1,550		1,854

Total
Contract revenues	$423,399	$350,862		$398,800
Operating income	12,662	2,410		32,102
Depreciation and amortization	24,686	26,853		16,294
Total assets	507,237	508,635	$522,944
Property and equipment, net	240,849	256,594	264,132
Goodwill	98,747	103,563	103,917
Investment in equity method investee	8,605	7,965	7,551
Capital expenditures	12,645	23,085		37,650

The Company aggregates the revenue related to its dredging projects into the following types of work:

			Predecessor
	Successor Basis		Basis
	2005	2004	2003

Capital dredging - U.S.	161,125	$141,674	$203,699
Capital dredging - foreign	47,402	62,862	60,922
Beach nourishment dredging	92,746	51,289	47,858
Maintenance dredging	72,989	57,982	48,351
Total	$374,262	$313,807	$360,830

The Company derived revenues and gross profit from foreign project operations for the years ended December 31 as follows:

			Predecessor
	Successor Basis		Basis
	2005	2004	2003

Contract revenues	$47,402	$62,862	$60,922
Costs of contract revenues	(43,066)	(54,462)	(56,930)
Gross profit	$4,336	$8,400	$3,992

The majority of the Company’s long-lived assets are marine vessels and related equipment.  At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.  As of December 31, 2005 long-lived assets with a net book value of $48,878 were employed outside of the U.S.

Certain foreign projects performed by the Company have warranty periods, typically spanning no more than three to five years beyond project completion, whereby the Company retains responsibility to maintain the project site to certain specifications during the warranty period.  Generally, any potential liability of the Company is mitigated by insurance, shared responsibilities with consortium partners, and/or recourse to owner-provided specifications.   The Company does not anticipate having to perform under its warranty provisions; therefore, no liability has been reflected at December 31, 2005 or 2004 related to its potential warranty obligations.

18.       Concentrations of risk

The Company’s primary dredging customer is the U.S. Army Corps of Engineers (the Corps), which has responsibility for federally funded projects related to navigation and flood control.  In 2005, 2004 and 2003, 70.2%, 67.2% and 65.3%, respectively, of contract revenues were earned from dredging contracts with federal government agencies, including the Corps as well as other federal entities such as the U.S.

Coast Guard and U.S. Navy.  At December 31, 2005 and 2004, approximately 62.7% and 68.2%, respectively, of accounts receivable, including contract revenues in excess of billings, were due on dredging contracts with federal government agencies.   The Company depends on its ability to continue to obtain federal government dredging contracts, and indirectly, on the amount of federal funding for new and current government dredging projects.  Therefore, the Company’s dredging operations can be influenced by the level and timing of federal funding.

19.       Commitments and contingencies

Performance and bid bonds are customarily required for dredging and marine construction projects, as well as some demolition projects.  The Company obtains its performance and bid bonds through a bonding agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of $83.5 million at December 31, 2005.  The bonding agreement contains provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens, and take certain other actions.  The bonding agreement was amended effective September 30, 2004 to revise the minimum net worth requirements.  At December 31, 2005, the Company was in compliance with its various covenants under the bonding agreement, as revised.  Bid bonds are generally obtained for a percentage of bid value and amounts outstanding typically range from $5 to $10 million.  At December 31, 2005, the Company had outstanding performance bonds valued at approximately $330 million; however, the revenue value remaining in backlog related to these projects totaled approximately $155 million.

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

In 1999, the Boston Housing Authority (“BHA”), for whom the Company’s demolition business, NASDI, had worked, asserted that NASDI and its subcontractors were responsible for improperly disposing of some contaminated materials. At the time the Company acquired NASDI in 2001, it was believed that NASDI had sufficient recourse in the matter and that any potential liability would be minimal.  However, since 2001, certain of the insurance carriers that would be responsible for this matter have gone bankrupt.  Negotiations between the parties have continued to progress, and in the third quarter of 2004, the case went before a judge in the Massachusetts court system who advised NASDI and the subcontractors to accept a settlement with the BHA.  Therefore, in the third quarter of 2004, the Company recorded a $1.3 million charge for NASDI’s share of this potential settlement liability.  This final settlement was paid in the fourth quarter of 2005.   Company management believes there is no further liability to the Company related to this matter.

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

On August 15, 2003 a claim was brought in the Landesgericht (District Court) of Berlin, Germany against Great Lakes by Hafemeister Erd-und Tiefbau GmbH, a German construction Company.  On June 8, 2004 Great Lakes was served with notice of this claim, alleging that in 2000 the Company along with a Dutch company wrongfully withdrew from a consortium prior to the submission of a tender for a project to be performed in Germany.  The claimant is seeking damages from its inability to bid on or perform the works in the amount of approximately €21,000.  Great Lakes filed a petition with the German courts to seek dismissal of the claim for lack of factual and legal merit.  A hearing occurred in December 2005 and the claim was dismissed. Although the claimant has the right to appeal the dismissal, Company management believes there will be no liability to the Company related to this matter.

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

Condensed Consolidating Balance Sheet at December 31, 2005

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals
ASSETS
Current assets:
Cash and equivalents	$596	$5	$—	$—	$601
Accounts receivable, net	85,114	—	—	—	85,114
Receivables from affiliates	9,202	2,876	4,542	(16,620)	—
Contract revenues in excess of billings	14,352	—	—	—	14,352
Inventories	17,084	—	—	—	17,084
Prepaid expenses and other current assets	10,742	—	6,371	—	17,113
Total current assets	137,090	2,881	10,913	(16,620)	134,264
Property and equipment, net	228,393	—	12,456	—	240,849
Goodwill	98,747	—	—	—	98,747
Other intangible assets, net	1,579	—	—	—	1,579
Investments in subsidiaries	2,881	—	355,388	(358,269)	—
Notes receivable from affiliates	—	—	22,702	(22,702)	—
Inventories	11,206	—	—	—	11,206
Investments in joint ventures	8,605	—	—	—	8,605
Other assets	2,010	—	9,977	—	11,987
	$490,511	$2,881	$411,436	$(397,591)	$507,237

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$50,836	$—	$—	$—	$50,836
Payables to affiliates	7,754	—	8,866	(16,620)	—
Accrued expenses	19,460	—	4,804	—	24,264
Billings in excess of contract revenues	8,108	—	—	—	8,108
Current maturities of long-term debt	1,950	—	—	—	1,950
Total current liabilities	88,108	—	13,670	(16,620)	85,158
Long-term debt	17,550	—	231,300	—	248,850
Notes payable to affiliates	22,702	—	—	(22,702)	—
Deferred income taxes	1,199	—	86,955	—	88,154
Other	3,923	—	550	—	4,473
Total liabilities	133,482	—	332,475	(39,322)	426,635
Minority interests	—	—	—	1,850	1,850
Stockholder’s equity	357,029	2,881	78,961	(360,119)	78,752
	$490,511	$2,881	$411,436	$(397,591)	$507,237

Condensed Consolidating Balance Sheet at December 31, 2004

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS
Current assets:
Cash and equivalents	$1,957	$5	$—	$—	$1,962
Accounts receivable, net	65,762	—	—	—	65,762
Receivables from affiliates	8,422	2,906	4,540	(15,868)	—
Contract revenues in excess of billings	12,439	—	—	—	12,439
Inventories	16,497	—	—	—	16,497
Prepaid expenses and other current assets	13,780	—	1,874	—	15,654
Total current assets	118,857	2,911	6,414	(15,868)	112,314
Property and equipment, net	242,672	—	13,922	—	256,594
Goodwill	103,563	—	—	—	103,563
Other intangible assets, net	3,267	—	—	—	3,267
Investments in subsidiaries	2,924	—	281,813	(284,737)	—
Notes receivable from affiliates	—	—	22,702	(22,702)	—
Inventories	11,278	—	—	—	11,278
Investments in joint ventures	7,965	—	—	—	7,965
Other assets	2,073	—	11,581	—	13,654
	$492,599	$2,911	$336,432	$(323,307)	$508,635

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$46,770	$—	$—	$—	$46,770
Payables to affiliates	4,143	—	7,185	(11,328)	—
Accrued expenses	13,238	—	4,438	—	17,676
Billings in excess of contract revenues	6,706	—	—	—	6,706
Current maturities of long-term debt	6,490	—	—	(4,540)	1,950
Total current liabilities	77,347	—	11,623	(15,868)	73,102
Long-term debt	19,500	—	232,800	—	252,300
Notes payable to affiliates	22,702	—	—	(22,702)	—
Deferred income taxes	85,311	(13)	5,131	—	90,429
Other	4,630	—	684	—	5,314
Total liabilities	209,490	(13)	250,238	(38,570)	421,145
Minority interests	—	—	—	1,599	1,599
Stockholder’s equity	283,109	2,924	86,194	(286,336)	85,891
	$492,599	$2,911	$336,432	$(323,307)	$508,635

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2005

	Successor Basis
	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Contract revenues	$423,399	$—	$—	$—	$423,399
Costs of contract revenues	(372,528)	—	482	—	(372,046)
Gross profit	50,871	—	482	—	51,353
General and administrative expenses	(29,235)	(65)	(22)	—	(29,322)
Subpoena-related expenses	(2,865)	—	—		(2,865)
Amortization of intangible assets	(786)	—	—	—	(786)
Impairment of intangible assets	(5,718)	—	—	—	(5,718)
Operating income (loss)	12,267	(65)	460	—	12,662
Interest expense, net	(4,015)	—	(19,040)	—	(23,055)
Equity in earnings (loss) of subsidiaries	(43)	—	55,561	(55,518)	—
Equity in earnings of joint venture	2,328	—	—	—	2,328
Minority interests	—	—	—	(251)	(251)
Income (loss) before income taxes	10,537	(65)	36,981	(55,769)	(8,316)
Provision for income taxes	44,358	22	(48,573)	5,557	1,364
Net income (loss)	$54,895	$(43)	$(11,592)	$(50,212)	$(6,952)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2004

	Successor Basis
	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Contract revenues	$350,862	$—	$—	$—	$350,862
Costs of contract revenues	(315,675)	(13)	748	—	(314,940)
Gross profit (loss)	35,187	(13)	748	—	35,922
General and administrative expenses	(25,208)	(64)	(201)	—	(25,473)
Amortization of intangible assets	(4,174)	—	—	—	(4,174)
Subpoena-related expenses	(2,317)	—	—	—	(2,317)
Demolition litigation expense	(1,275)	—	—	—	(1,275)
Sale-related expenses	(138)	—	(135)	—	(273)
Operating income (loss)	2,075	(77)	412	—	2,410
Interest expense, net	(4,116)	—	(16,218)	—	(20,334)
Equity in loss of subsidiaries	(52)	—	(486)	538	—
Equity in earnings of joint venture	2,339	—	—	—	2,339
Minority interests	—	—	—	132	132
Income (loss) before income taxes	246	(77)	(16,292)	670	(15,453)
Provision for income taxes	(864)	25	5,486	(281)	4,366
Net loss	$(618)	$(52)	$(10,806)	$389	$(11,087)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2003

	Predecessor Basis
	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Contract revenues	$401,300	$—	$—	$(2,500)	$398,800
Costs of contract revenues	(329,391)	(48)	(1,148)	2,391	(328,196)
Gross profit (loss)	71,909	(48)	(1,148)	(109)	70,604
General and administrative expenses	(27,692)	(57)	(118)	—	(27,867)
Sale-related expenses	(5,996)	—	(4,639)	—	(10,635)
Operating income (loss)	38,221	(105)	(5,905)	(109)	32,102
Interest expense, net	(2,530)	—	(18,187)	—	(20,717)
Sale-related financing costs	—	—	(13,113)	—	(13,113)
Equity in (loss) earnings of subsidiaries	(58)	—	21,290	(21,232)	—
Equity in earnings of joint ventures	1,422	—	—	—	1,422
Minority interests	—	—	—	28	28
Income (loss) before income taxes	37,055	(105)	(15,915)	(21,313)	(278)
Provision for income taxes	(15,674)	37	6,684	7,635	(1,318)
Net income (loss)	$21,381	$(68)	$(9,231)	$(13,678)	$(1,596)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2005

	Successor Basis
	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$37,837	$(30)	$(27,527)	$—	$10,280
Investing Activities
Purchases of property and equipment	(12,645)	—	—	—	(12,645)
Dispositions of property and equipment	5,468	—	—	—	5,468
Cash released from (funded to) equipment escrow	—	—	—	—	—
Acquisition of Predecessor common and preferred shares	—	—	—	—	—
Net cash flows from investing activities	(7,177)	—	—	—	(7,177)
Financing Activities
Repayments of long-term debt	(1,950)	—	(1,500)	—	(3,450)
Net change in accounts with affiliates	(27,196)	30	27,166	—	—
Other	(1,014)	—	—	—	(1,014)
Net cash flows from financing activities	(30,160)	30	25,666	—	(4,464)
Net change in cash and equivalents	500	—	—	—	(1,361)
Cash and equivalents at beginning of year	1,957	5	—	—	1,962
Cash and equivalents at end of year	$2,457	$5	$—	$—	$601

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2004

	Successor Basis
	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$22,679	$(64)	$(5,166)	$—	$17,449
Investing Activities
Purchases of property and equipment	(23,085)	—	—	—	(23,085)
Dispositions of property and equipment	10,236	25	—	—	10,261
Cash released from (funded to) equipment escrow	876	—	—	—	876
Distributions from equity joint ventures	—	—	—	—	—
Acquisition of Predecessor common and preferred shares	527	—	—	—	527
Net cash flows from investing activities	(11,446)	25	—	—	(11,421)
Financing Activities
Repayments of long-term debt	(1,950)	—	(2,500)	—	(4,450)
Net change in accounts with affiliates	(8,631)	35	8,596	—	—
Financing fees	(219)	—	(930)	—	(1,149)
Repayment of capital lease debt	(1,242)	—	—	—	(1,242)
Net cash flows from financing activities	(12,042)	35	5,166	—	(6,841)
Net change in cash and equivalents	(809)	(4)	—	—	(813)
Cash and equivalents at beginning of year	2,766	9	—	—	2,775
Cash and equivalents at end of year	$1,957	$5	$—	$—	$1,962

Condensed Consolidating Statement of Cash Flows for the Period Ended December 31, 2003

	Successor Basis
	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$—	$—	$(6,458)	$—	$(6,458)
Investing Activities
Acquisition of Predecessor common and preferred shares	—	—	(129,142)	—	(129,142)
Payment of sale-related expenses	(5,996)	—	(13,998)	—	(19,994)
Net cash flows from investing activities	(5,996)	—	(143,140)	—	(149,136)
Financing Activities
Repayments of long-term debt	—	—	(1,762)	—	(1,762)
Borrowings of revolving loans, net of repayments	—	—	(5,000)	—	(5,000)
Repayment of NASDI stockholder notes	(3,000)	—	—	—	(3,000)
Proceeds from issuance of new long-term debt	—	—	60,300		60,300
Proceeds from issuance of 7 3/4% senior subordinated notes	—	—	175,000	—	175,000
Redemption of 11 1/4% senior subordinated notes	—	—	(155,000)		(155,000)
Proceeds from issuance of Successor common shares	—	—	94,309		94,309
Financing fees	—	—	(14,050)	—	(14,050)
Net cash flows from financing activities	(3,000)	—	153,797	—	150,797
Net change in cash and equivalents	(8,996)	—	4,199	—	(4,797)
Cash and equivalents at beginning of period	11,762	9	(4,199)	—	7,572
Cash and equivalents at end of period	$2,766	$9	$—	$—	$2,775

Condensed Consolidating Statement of Cash Flows for the Period Ended December 31, 2003

	Predecessor Basis
	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$53,094	$(38)	$(26,886)	$—	$26,170
Investing Activities
Purchases of property and equipment	(37,650)	—	—	—	(37,650)
Dispositions of property and equipment	5,840	—	—	—	5,840
Cash released from (funded to) equipment escrow	(2,451)	—	—	—	(2,451)
Disposition of interest in Riovia investment	1,200	—	—	—	1,200
Equity investment in land	(1,047)	—	—	—	(1,047)
Purchase portion of minority interests’ share in North American Site Developers, Inc.	(75)	—	—	—	(75)
Net cash flows from investing activities	(34,183)	—	—	—	(34,183)
Financing Activities
Repayments of long-term debt	—	—	(9,238)	—	(9,238)
Borrowings of revolving loans, net of repayments	—	—	1,000	—	1,000
Proceeds from issuance of new long-term debt	23,400	—	—	—	23,400
Net change in accounts with affiliates	(30,984)	42	30,942	—	—
Financing fees	(388)	—	—	—	(388)
Repayment of capital lease debt	(713)	—	—	—	(713)
Other	68	—	—	—	68
Net cash flows from financing activities	(8,617)	42	22,704	—	14,129
Net change in cash and equivalents	10,294	4	(4,182)	—	6,116
Cash and equivalents at beginning of period	1,468	5	(17)	—	1,456
Cash and equivalents at end of period	$11,762	$9	$(4,199)	$—	$7,572

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