Form 10-Q
period 2006-03-31
GREAT LAKES DREDGE & DOCK CORP
filed 2006-05-15
CIK 885538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelaerated filer, or a non-acceperated filer. See definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-z of the Exchange Act).

☐  Yes   ☒  No

All of the Company’s common stock is held by a holding company.

As of May 10, 2006, there were outstanding 1,000 shares of Common Stock and zero shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2006

PART I – Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31 2006	December 31, 2005
Assets
Current assets:
Cash and equivalents	$514	$601
Accounts receivable, net	87,663	85,114
Contract revenues in excess of billings	13,889	14,352
Inventories	16,917	17,084
Prepaid expenses and other current assets	18,910	17,113
Total current assets	137,893	134,264
Property and equipment, net	242,348	240,849
Goodwill	98,747	98,747
Other intangible assets, net	1,503	1,579
Inventories	11,206	11,206
Investments in joint ventures	8,472	8,605
Other assets	11,570	11,987
Total assets	$511,739	$507,237

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$49,066	$50,836
Accrued expenses	26,881	24,264
Billings in excess of contract revenues	9,501	8,108
Current maturities of long-term debt	1,950	1,950
Total current liabilities	87,398	85,158
Long-term debt	251,363	248,850
Deferred income taxes	88,581	88,154
Other	5,007	4,473
Total liabilities	432,349	426,635
Minority interest	1,888	1,850
Commitments and contingencies (Note 10)	—	—
Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	97,000	97,000
Accumulated deficit	(19,573)	(18,039)
Accumulated other comprehensive income (loss)	75	(209)
Total stockholder’s equity	77,502	78,752
Total liabilities and stockholder’s equity	$511,739	$507,237

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended March 31
	2006	2005

Contract revenues	$108,427	$99,903
Costs of contract revenues	96,816	92,863
Gross profit	11,611	7,040
General and administrative expenses	7,309	6,755
Subpoena-related expenses	360	879
Amortization of intangible assets	76	180
Operating income (loss)	3,866	(774)
Interest expense, net	(6,201)	(6,273)
Equity in earnings of joint ventures	117	(166)
Minority interests	(38)	(28)
Loss before income taxes	(2,256)	(7,241)
Income tax benefit	722	2,569
Net loss	$(1,534)	$(4,672)

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31
	2006	2005
Operating Activities
Net loss	$(1,534)	$(4,672)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	6,250	6,145
Loss (earnings) of joint ventures	(117)	166
Distribution from equity joint ventures	250	—
Minority interests	38	28
Deferred income taxes	(1,494)	(2,701)
(Gain) on dispositions of property and equipment	(195)	(93)
Other, net	449	392
Changes in assets and liabilities:
Accounts receivable	(2,549)	5,308
Contract revenues in excess of billings	463	(9,076)
Inventories	167	(941)
Prepaid expenses and other current assets	34	(743)
Accounts payable and accrued expenses	926	6,530
Billings in excess of contract revenues	1,393	(2,066)
Other noncurrent assets and liabilities	34	77
Net cash flows from operating activities	4,115	(1,646)

Investing Activities
Purchases of property and equipment	(6,897)	(3,264)
Dispositions of property and equipment	564	94
Net cash flows from investing activities	(6,333)	(3,170)

Financing Activities
Repayments of long-term debt	(488)	(487)
Borrowings under revolving loans, net of repayments	3,000	4,000
Repayment of capital lease debt	(381)	(231)
Net cash flows from financing activities	2,131	3,282
Net change in cash and equivalents	(87)	(1,534)
Cash and equivalents at beginning of period	601	1,962
Cash and equivalents at end of period	$514	$428

Supplemental Cash Flow Information
Cash paid for interest	$1,874	$781
Cash paid for taxes	$306	$178

See notes to unaudited condensed consolidated financial statements.

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands)

1.              Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, these financial statements do not include all the information in the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the dates presented. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company”) and the notes thereto, included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2005.

The condensed consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

2.              Comprehensive loss

Total comprehensive loss is comprised of the Company’s net loss and net unrealized gains on cash flow hedges. Total comprehensive loss for the three months ended March 31, 2006 and 2005 was $1,250 and $3,633, respectively.

3.              Risk management activities

The Company uses derivative instruments to manage commodity price, interest rate, and foreign currency exchange risks. Such instruments are not used for trading purposes. As of March 31, 2006, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2006. As of March 31, 2006, there were 3.8 million gallons remaining on these contracts. Under these agreements, the Company will pay fixed prices ranging from $1.75 to $1.85 per gallon. At March 31, 2006 and December 31, 2005, the fair value asset (liability) on these contracts was estimated to be $125 and $(344), respectively, based on quoted market prices, and is recorded in other current assets and accrued liabilities, respectively. Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial. The remaining gains included in accumulated other comprehensive income at March 31, 2006 will be reclassified into earnings over the next nine months, corresponding to the period during which the hedged fuel is expected to be utilized.

In February 2004, the Company entered into an interest rate swap arrangement to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated debt. The fair value asset (liability) of the swap at March 31, 2006 and December 31, 2005 was $(2,194) and $(1,598), respectively, and is recorded in accrued expenses. The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates. The fair value of the Company’s $175,000 of 7¾% senior subordinated notes was $162,750 and $157,500 at March 31, 2006 and December 31, 2005, respectively, based on quoted market prices.

4.              Accounts receivable

Accounts receivable at March 31, 2006 and December 31, 2005 are as follows:

	March 31 2006	December 31, 2005
Completed contracts	$28,899	$33,818
Contracts in progress	48,158	41,885
Retainage	11,246	10,016
	88,303	85,719
Allowance for doubtful accounts	(640)	(605)

	$87,663	$85,114

5.              Contracts in progress

The components of contracts in progress at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$90,795	$196,846
Amounts billed	(80,244)	(185,635)
Costs and earnings in excess of billings for contracts in progress	10,551	11,211
Costs and earnings in excess of billings for completed contracts	3,338	3,141

	$13,889	$14,352

Prepaid contract costs (included in prepaid expenses and other current assets)	$1,341	$1,541

Billings in excess of costs and earnings:
Amounts billed	$(281,166)	$(113,243)
Costs and earnings for contracts in progress	271,665	105,135

	$(9,501)	$(8,108)

6.              Intangible assets

The net book value of intangible assets is as follows:

	Estimated Life	Cost	Accumulated Amortization	Net
As of March 31, 2006:

Customer contract backlog	13-15 mos.	$4,237	$4,200	$37
Demolition customer relationships	6 years	1,093	518	575
Software and databases	7-10 years	1,209	318	891
		$6,539	$5,036	$1,503

7. Accrued expenses

Accrued expenses at March 31, 2006 and December 31, 2005 are as follows:

	March 31 2006	December 31, 2005
Insurance	$10,159	$6,387
Interest	4,398	1,115
Payroll and employee benefits	3,708	8,927
U.S. income and other taxes	3,416	3,170
Interest rate swap liability	2,194	1,598
Equipment leases	1,198	933
Other	1,808	2,134
	$26,881	$24,264

8. Segment information

The Company operates in two reportable segments: dredging and demolition. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Segment information for the periods presented is as follows:

	Three Months Ended March 31
	2006	2005
Dredging
Contract revenues	$97,382	$88,264
Operating income (loss)	2,932	(1,518)

Demolition
Contract revenues	$11,045	$11,639
Operating income (loss)	934	744

Total
Contract revenues	$108,427	$99,903
Operating income (loss)	3,866	(774)

In addition, foreign dredging revenue of $17,227 for the quarter was primarily attributable to work done in Bahrain. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects. As of December 31, 2005 long-lived assets with a net book value of $48,878 were employed outside of the U.S.

9. Commitments and contingencies

At March 31, 2006, the Company was contingently liable, in the normal course of business, for $17,643 in undrawn letters of credit, relating to foreign contract performance guarantees and insurance payment liabilities.

The Company finances certain key vessels used in its operations and office facilities with operating lease arrangements with unrelated lessors, requiring annual rentals decreasing from $14,000 to $8,000 over the next five years. Certain of these operating leases contain default provisions that are triggered by an acceleration of debt maturity under the terms of the Company’s Credit Agreement. Additionally, the leases typically contain provisions whereby the Company indemnifies the lessors for the tax treatment attributable to such leases based on the tax rules in place at lease inception. The tax indemnifications do not have a contractual dollar limit. To date, no lessors have asserted any claims against the Company under these tax indemnification provisions.

Borrowings under the Company’s Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of approximately $80,000 at December 31, 2005. Additionally, the Company obtains its performance and bid bonds through an underwriting and indemnity agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $84,000 at December 31, 2005. The Company also has an equipment term loan, which is secured by a first lien mortgage on certain operating equipment with a net book value of approximately $20,000 at December 31, 2005. The net book value of equipment serving as collateral under these agreements at March 31, 2006 does not materially differ from the values at December 31, 2005. These agreements contain provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens, and take certain other actions. The Company was in compliance with all required covenants at March 31, 2006.

The performance and bid bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as some demolition projects. Bid bonds are generally obtained for a percentage of bid value and aggregate amounts outstanding typically range from $5,000 to $10,000. Performance bonds typically cover 100% of the contract value with no maximum bond amounts. At March 31, 2006, the Company had outstanding performance bonds valued at approximately $337,963; however the revenue value remaining in backlog related to these projects totaled approximately $116,881 at March 31, 2006.

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

On February 10, 2004, the Company was served with a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District of South Carolina. The Company believes the grand jury has been convened to investigate the United States dredging industry in connection with work performed for the U.S. Army Corp of Engineers. The Company complied with the Justice department’s requests and Company management believes that it has provided substantially all of the documents that have been requested to this point. In addition to the documents requested, seven employees or former employees of the Company have now been interviewed or have testified before the grand jury. In connection with the investigation, the Company continues to incur legal expenses, which totaled $360 for the three months ended March 31, 2006 and $879 for the same period of 2005.

In the normal course of business, the Company is a party to various personal injury lawsuits. The Company maintains insurance to cover claims that arise from injuries to its hourly workforce subject to a deductible. Recently there has been an increase in suits filed in Texas. Two Texas law firms are aggressively pursuing personal injury claims on behalf of dredging workers resident in certain areas of Texas. An unprecedented number of lawsuits are being filed for incidents that would not have likely escalated to claims in the past. However, aggressive legal representation and medical advice is increasing the seriousness of claimed injuries and the amount demanded in settlement. Based on the outcomes of three lawsuits the Company settled in 2006 to date and statistics gathered from other companies in the industry a $2.0 million charge was recorded to increase the Company’s reserves for its self-insured portion of these liabilities. The Company’s recorded self insurance reserves represent its best estimate of the outcome of these claims. Additionally, should these trends persist, the Company could continue to be impacted negatively in the future.

10. Subsequent Event

On April 24, 2006, a class action complaint was filed in the US District Court for the Eastern District of Louisiana, on behalf of citizens of Louisiana who suffered property damage from the waters that flooded New Orleans after Hurricane Katrina hit the area. The suit names Great Lakes Dredge & Dock Company, along with numerous other dredging companies who have completed projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet (“MRGO”), and the Federal government as defendants. The complaint alleges that dredging of MRGO caused the destruction of the Louisiana wetlands which provide a natural barrier against storms and hurricanes. This loss of natural barriers then contributed to the failure of the levees upon the impact of Hurricane Katrina which allowed the floodwaters to damage plaintiffs’ property. Among other assertions is negligence in violation of the Water Pollution Control Act. The amount of damages is not stated but would be presumed to be significant. The Company believes it has meritorious defenses and does not believe this claim will have a material adverse impact on the business.

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

Condensed Consolidating Balance Sheet at March 31, 2006

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$509	$5	$—	$—	$514
Accounts receivable, net	87,663	—	—	—	87,663
Receivables from affiliates	7,984	2,862	4,540	(15,386)	—
Contract revenues in excess of billings	13,889	—	—	—	13,889
Inventories	16,917	—	—	—	16,917
Prepaid expenses and other current assets	10,747	—	8,163	—	18,910
Total current assets	137,709	2,867	12,703	(15,386)	137,893
Property and equipment, net	232,606	—	9,742	—	242,348
Goodwill.	98,747	—	—	—	98,747
Other intangible assets, net	1,503	—	—	—	1,503
Investments in subsidiaries	2,867	—	360,354	(363,221)	—
Notes receivable from affiliates	—	—	22,702	(22,702)	—
Inventories	11,206	—	—	—	11,206
Investments in joint ventures	8,472	—	—	—	8,472
Other assets	1,995	—	9,575	—	11,570
	$495,105	$2,867	$415,076	$(401,309)	$511,739

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$49,066	$—	$—	$—	$49,066
Payables to affiliates	8,750	—	6,636	(15,386)	—
Accrued expenses	18,093	—	8,788	—	26,881
Billings in excess of contract revenues	9,501	—	—	—	9,501
Current maturities of long-term debt	1,950	—	—	—	1,950
Total current liabilities	87,360	—	15,424	(15,386)	87,398
Long-term debt	17,063	—	234,300	—	251,363
Notes payable to affiliates	22,702	—	—	(22,702)	—
Deferred income taxes	1,205	—	87,376	—	88,581
Other	4,457	—	550	—	5,007
Total liabilities	132,787	—	337,650	(38,088)	432,349
Minority interests	—	—	—	1,888	1,888
Stockholder’s equity	362,318	2,867	77,426	(365,109)	77,502
	$495,105	$2,867	$415,076	$(401,309)	$511,739

Condensed Consolidating Balance Sheet at December 31, 2005

	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$596	$5	$—	$—	$601
Accounts receivable, net	85,114	—	—	—	85,114
Receivables from affiliates	9,202	2,876	4,542	(16,620)	—
Contract revenues in excess of billings	14,352	—	—	—	14,352
Inventories	17,084	—	—	—	17,084
Prepaid expenses and other current assets	10,742	—	6,371	—	17,113
Total current assets	137,090	2,881	10,913	(16,620)	134,264
Property and equipment, net	228,393	—	12,456	—	240,849
Goodwill.	98,747	—	—	—	98,747
Other intangible assets, net	1,579	—	—	—	1,579
Investments in subsidiaries	2,881	—	355,388	(358,269)	—
Notes receivable from affiliates	—	—	22,702	(22,702)	—
Inventories	11,206	—	—	—	11,206
Investments in joint ventures	8,605	—	—	—	8,605
Other assets	2,010	—	9,977	—	11,987
	$490,511	$2,881	$411,436	$(397,591)	$507,237

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$50,836	$—	$—	$—	$50,836
Payables to affiliates	7,754	—	8,866	(16,620)	—
Accrued expenses	19,460	—	4,804	—	24,264
Billings in excess of contract revenues	8,108	—	—	—	8,108
Current maturities of long-term debt	1,950	—	—	—	1,950
Total current liabilities	88,108	—	13,670	(16,620)	85,158
Long-term debt	17,550	—	231,300	—	248,850
Notes payable to affiliates	22,702	—	—	(22,702)	—
Deferred income taxes	1,199	—	86,955	—	88,154
Other	3,923	—	550	—	4,473
Total liabilities	133,482	—	332,475	(39,322)	426,635
Minority interests	—	—	—	1,850	1,850
Stockholder’s equity	357,029	2,881	78,961	(360,119)	78,752
	$490,511	$2,881	$411,436	$(397,591)	$507,237

Condensed Consolidating Statement of Income for the three months ended March 31, 2006

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$108,427	$—	$—	$—	$108,427
Costs of contract revenues	(96,966)	—	150	—	(96,816)
Gross profit	11,461	—	150	—	11,611
General and administrative expenses	(7,289)	(15)	(5)	—	(7,309)
Subpoena-related expenses.	(360)	—	—	—	(360)
Amortization of intangible assets	(76)	—	—	—	(76)
Impairment of intangible assets	—	—	—	—	—
Operating income (loss)	3,736	(15)	145	—	3,866
Interest expense, net	(1,065)	—	(5,136)	—	(6,201)
Equity in earnings (loss) of subsidiaries	(14)	—	2,561	(2,547)	—
Equity in earnings of joint venture	117	—	—	—	117
Minority interests	—	—	—	(38)	(38)
Income (loss) before income taxes	2,774	(15)	(2,430)	(2,585)	(2,256)
Provision for income taxes	(119)	1	(246)	1,086	722
Net income (loss)	$2,655	$(14)	$(2,676)	$(1,499)	$(1,534)

Condensed Consolidating Statement of Income for the three months ended March 31, 2005

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Contract revenues	$99,903	$—	$—	$—	$99,903
Costs of contract revenues	(93,013)	—	150	—	(92,863)
Gross profit (loss)	6,890	—	150	—	7,040
General and administrative expenses	(6,727)	(15)	(13)	—	(6,755)
Subpoena-related expenses	(879)	—	—	—	(879)
Amortization of intangible assets	(180)	—	—	—	(180)
Operating (loss) income	(896)	(15)	137	—	(774)
Interest expense, net	(964)	—	(5,309)	—	(6,273)
Equity in loss of subsidiaries	(10)	—	(1,304)	1,314	—
Equity in loss of joint venture	(166)	—	—	—	(166)
Minority interests	—	—	—	(28)	(28)
(Loss) income before income taxes	(2,036)	(15)	(6,476)	1,286	(7,241)
Income tax benefit	798	5	2,306	(540)	2,569
Net loss	$(1,238)	$(10)	$(4,170)	$746	$(4,672)

Condensed Consolidating Cash Flows for the three months ended March 31, 2006

Successor Basis

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net cash flows from operating activities	$8,051	$(14)	$(3,922)	—	$4,115
Investing Activities
Purchases of property and equipment	(6,897)	—	—	—	(6,897)
Dispositions of property and equipment	564	—	—	—	564
Cash released from (funded to) equipment escrow	—	—	—	—	—
Acquisition of Predecessor common and preferred shares.	—	—	—	—	—
Net cash flows from investing activities	(6,333)	—	—	—	(6,333)
Financing Activities
Repayments of long-term debt	(488)	—	—	—	(488)
Borrowings under revolving loans, net of repayments	—		3,000		3,000
Net change in accounts with affiliates	2,216	14	(2,230)	—	—
Repayment of capital lease debt	(381)	—	—	—	(381)
Net cash flows from financing activities	1,347	14	770	—	2,131
Net change in cash and equivalents	3,065	0	(3,152)	—	(87)
Cash and equivalents at beginning of year	2,457	5	(1,861)	—	601
Cash and equivalents at end of year	$5,522	$5	$(5,013)	$—	$514

Condensed Consolidating Cash Flows for the three months ended March 31, 2005

	Guarantor Subsidiaries	Other Subsidiary	GLD Corporation	Eliminations	Consolidated Totals

Operating Activities
Net cash flows from operating activities	$(4,652)	$(15)	$3,021	$—	$(1,646)

Investing Activities
Purchases of property and equipment	(3,264)	—	—	—	(3,264)
Dispositions of property and equipment	94	—	—	—	94
Net cash flows from investing activities	(3,170)	—	—	—	(3,170)

Financing Activities
Repayments of long-term debt	(487)	—	—	—	(487)
Borrowings under revolving loans, net of repayments	—	—	4,000	—	4,000
Net change in accounts with affiliates	7,006	15	(7,021)	—	—
Repayment of capital lease debt	(231)	—	—	—	(231)
Net cash flows from financing activities	6,288	15	(3,021)	—	3,282

Net change in cash and equivalents	(1,534)	—	—	—	(1,534)
Cash and equivalents at beginning of period	1,957	5	—	—	1,962
Cash and equivalents at end of period	$423	$5	$—	$—	$428

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Under the Private Securities Litigation Reform Act

Certain information in this Quarterly Report on Form 10-Q, including but not limited to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Exchange Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including those described in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could cause actual results to be materially different than those in the forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such forward-looking information.

General

The Company is the largest provider of dredging services in the United States. Dredging generally involves the enhancement or preservation of the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. The U.S. dredging market consists of three primary types of work:  Capital, Maintenance and Beach Nourishment, in which the Company experienced an average combined U.S. bid market share of 36% over the last three fiscal years (2003 to 2005). The Company’s bid market is defined as the population of projects on which it bid or could have bid if not for capacity constraints (“bid market”). In addition, the Company has continued its role as the only U.S. dredging contractor with significant international operations, which averaged 16% of its contract revenues over the last three fiscal years.

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

Results of Operations

The following table sets forth the components of net loss and EBITDA as a percentage of contract revenues for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005

Contract revenues	100.0%	100.0%
Costs of contract revenues	(89.3)	(93.0)
Gross profit	10.7	7.0
General and administrative expenses	(6.7)	(6.7)
Subpoena-related expenses	(0.3)	(0.9)
Amortization of intangible assets	(0.1)	(0.2)
Operating income (loss)	3.6	(0.8)
Interest expense, net	(5.7)	(6.2)
Equity in earnings of joint ventures	0.1	(0.2)
Minority interest	—	—
Loss before income taxes	(2.0)	(7.2)
Income tax (expense) benefit	0.7	2.6
Net loss	(1.3)%	(4.6)%

EBITDA	10.2%	5.2%

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

The following table reconciles net loss to EBITDA for the periods indicated:

	Three Months Ended March 31,
	2006	2005

Net loss	$(1,534)	$(4,672)
Adjusted for:
Interest expense, net	6,201	6,273
Income tax expense (benefit)	(722)	(2,569)
Depreciation and amortization	6,250	6,145
EBITDA	$10,195	$5,177

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three months ended and backlog as of the periods indicated:

	Three Months Ended March 31,
Revenues (in thousands)	2006	2005
Dredging:
Capital - U.S.	$23,035	$29,657
Capital - foreign	17,227	5,903
Beach	40,698	22,411
Maintenance	16,422	30,293
Demolition	11,045	11,639
	$108,427	$99,903

	March 31,
Backlog (in thousands)	2006	2005
Dredging:
Capital - U.S.	$81,272	$154,225
Capital - foreign	74,123	38,091
Beach	43,934	37,120
Maintenance	4,740	12,274
Demolition	13,810	15,504
	$217,879	$257,214

Consolidated revenues for the first quarter of 2006 were $108.4 million, representing an increase of $8.5 million, or 8.5%, over first quarter 2005 revenues of $99.9 million. 2006 revenues increased as the Company continued to experience good utilization of its dredging fleet especially with regard to beach nourishment and foreign capital work. Along with an increase in revenue, margins in 2006 improved over the 2005 period. The Company’s consolidated gross profit margin for the quarter ended March 31, 2006 improved to 10.7%, compared to 7.0% for the same quarter of 2005. The lower profit margin generated during the first quarter of 2005 was a result of performing on work that was won during the first half of 2004 when there was a slow down in bidding activity. During this period the environment was highly competitive due to the uncertainty over funding constraints within the Army Corps of Engineers. The bidding activity levels improved throughout 2005 and pricing improved, although not to the levels seen in years prior to 2004. The margins in the first quarter of 2006 continued to reflect the improvement seen in the second half of 2005, but were negatively impacted by 1.9% due to an increase in self-insured claims reserves recorded during the quarter.

Capital projects include large port deepenings and other infrastructure projects. Domestic capital dredging revenue decreased $6.6 million in the first quarter of 2006, compared to the same period of 2005. The Company’s domestic capital revenues of $23 million in the first quarter of 2005 were substantially generated by continuing work on port deepening projects in Brunswick, Georgia; Arthur Kill Channel, New York; and Wilmington, North Carolina. The Company also began dredging on the LNG terminal project in Freeport, Texas. Foreign capital revenue in the first quarter increased $11.3 million, compared to the first quarter of 2005. The 2006 first quarter’s foreign revenues were substantially generated by continuing work on the Durrat land development project in Bahrain, which will continue through the end of 2006.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion. First quarter 2006 revenues from beach nourishment projects totaled $40.7 million, an $18.3 million increase over the same period of 2005. The increase is to be expected, given that beach nourishment work has represented approximately 41% of the 2005 bid market and 51% of the first quarter 2006 bid market, compared to only 15% over the last three years (2002 to 2004), because of the extensive damage wrought by hurricanes in 2004. The Company’s 2006 first quarter beach revenues were substantially generated by four large projects in Broward County, Destin, Palm Beach and Captiva/Sanibal Island, Florida.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Maintenance revenues totaled $16.4 million in the first quarter of 2006, compared to $30.3 million for the same 2005 period. First quarter 2005’s maintenance revenues were higher than typical quarters primarily due to work on a few large projects that spanned the entire quarter. Maintenance revenue in the first quarter 2006 is consistent with the previous year’s quarterly average.

The Company’s general and administrative expenses totaled $7.3 million for the first quarter of 2006, which compares to $6.7 million for same quarter of 2005. The increase is primarily a result of higher incentive compensation, driven by the improvement in the dredging segment performance, along with additional incentive compensation required in the demolition segment.

Net interest expense for the first quarter 2006 was $6.2 million, which was comparable to $6.3 million for the same period in 2005. Underlying interest rates on the variable portion of debt did increase from period to period, resulting in an increase in expense of $0.3 million. However, this was offset by a decrease in expense related to the fixed to floating interest rate swap. Expense related to this swap was $0.6 million for the quarter ended March 31, 2006 compared to $1.0 million for the same period in 2005.

Income tax benefit for the first quarter of 2006 was $0.7 million compared to a $2.6 million benefit for the same period in 2005. The relative reduction in benefit in 2006 is a result of improved operating income between the two quarters.

The Company generated a net loss of $1.5 million for the quarter ended March 31, 2006, compared to a net loss of $4.7 million for the same 2005 period. The improvement in 2006 is a result of increased revenues and margins as discussed.

EBITDA (as defined on page 16) was $10.2 million for the quarter ended March 31, 2006, compared to $5.2 million for the same period of 2005, again reflecting the improvement in operating income.

Results by segment

Dredging

Dredging revenues for the three months ended March 31, 2006 were $97.4 million, compared to $88.3 million for the same period of 2005, with the increase in 2006 driven by greater utilization of the Company’s dredging fleet. Operating income generated by the dredging operations for the quarter ended March 31, 2006 was $2.9 million and compares to an operating loss of $1.5 million for the same period of 2005. The improvement in the 2006 was due to the increased revenue and higher margins on the projects performed during the period.

Demolition

NASDI’s demolition revenue for the quarter ended March 31, 2006 totaled $11.0 million and compares to $11.6 million for the same period of 2005. Both periods result from a solid market, whereby NASDI has experienced less competition on the projects bid than was the experience prior to 2005. The demolition segment generated operating income for the quarter ended March 31, 2006 of $0.9 million, compared to operating income of $0.7 million for the same period of 2005.

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

The first quarter 2006 domestic dredging bid market, representing work awarded during the period, totaled $55.1 million. This was a small bid market compared to previous quarters, but Great Lakes did win 42% of the market. Of the 10 projects bid in the quarter, three were beach projects and Great Lakes won two of these for a total of $21.7 million. Additionally, Great Lakes was low bidder on another beach project in Florida, which had not been awarded at quarter-end, and therefore is not reflected in the Company’s quarter-end backlog. The remainder of the first quarter bid market was maintenance work with no deep port work bid this quarter.

Although the overall bid market was down during the first quarter, the Company continued to bid 2006 opportunities with margins comparable to 2005 bid margins. Based on the Company’s sizable market share for the first quarter, it appears the competition has continued to moderate from their previously aggressive pricing behavior.

The reduction in deep port work and the significance of beach nourishment work in the domestic bid market appears to be continuing in 2006. In 2005, a substantial portion of this market, 41%,

came from the beach nourishment sector. This was the result of the active hurricane season in 2004 and the special appropriations approved to fund this work. Previously (2002 – 2004) beach work averaged only 15% of the market. Offsetting this increase in beach work in 2005 was a decline in the amount of capital projects. Last year’s capital market was just over $200 million and represented only 28% of the market. Previously (2002 – 2004) capital work averaged over 45% of the market.

Given the recent dynamics in the domestic market, in October of 2005 the Company positioned an additional hydraulic dredge overseas that will be utilized all of 2006 on the land development project in Bahrain. The uncertainty of the US dredging market requires the Company look more aggressively to the strong market in the Middle East for additional opportunities to deploy potentially idle assets from its US fleet.

Dredging backlog at March 31, 2006 totaled $204.1 million, which compares to $260.8 million at December 31, 2005, and $241.7 million at March 31, 2005. Consistent with prior periods, the majority of the Company’s March 31, 2006 dredging backlog, $155.4 million, is comprised of domestic and foreign capital dredging work, including continuing domestic deepening projects in New York, NY, Brunswick, GA and Wilmington, NC, and the overseas land reclamation project in Bahrain. The decrease in total backlog at March 31, 2006 compared to prior periods is due to a decline in domestic capital work which is consistent with the decrease in the amount of capital projects in the 2005 and first quarter 2006 bid markets. The Company’s March 31, 2006 beach backlog totaling $43.9 million continues to represent a solid level and is consistent with 2005 periods. And as noted earlier, the Company’s first quarter recorded backlog does not reflect approximately $14 million for an additional Florida beach nourishment project pending award, as well as other options pending on projects currently in backlog. The Company’s maintenance backlog totaled $4.7 million at March 31, 2006, which is lower then comparative periods but not significantly. Demolition services backlog was a solid $13.8 million at March 31, 2006 compared to $17.4 million at December 31, 2005 and $15.5 million at March 31, 2006.

Market Outlook

The Corps’ fiscal 2006 budget was passed at a level higher then in prior years. However, the dredging industry has seen only $211 million in work awarded to date for fiscal 2006. In addition there are the special appropriations related to the clean-up and reconstruction efforts along the Gulf coast, due to the destruction from Hurricanes Katrina and Rita but the dredging work related to these funds has not materialized and very little dredging work has been added to the recent bid market.

For fiscal 2006, Congress has mandated that Corps projects must be fully funded in the year bid. In the past a dredging project could be bid if appropriations were available for only the current year’s spending and the contract could be continued into the next year. The remaining funding to complete the project would then be taken out of the following years appropriations. The restriction imposed by Congress on the Corps’ right to utilize this “continuing contracts” mechanism has thrown their dredging procurement process into disarray. As could be expected, this change impacts larger size projects, such as capital contracts, more significantly. Presently, the Corps and industry are in debate over how to accommodate these new requirements. Ultimately the work needs to be performed, but in the near term this policy change is disrupting the orderly flow of activity in the bid market.

With a view to the longer term, the Water Resources Development Act, or WRDA legislation, which includes authorization of the Corps’ civil works projects, appears likely to pass in 2006. There are several positives for the industry incorporated in the current WRDA bill including the retirement of the Corps’ Dredge McFarland which should add work for industry, the reduction in local cost sharing required on projects that go below 50 feet and authorization for 12 priority projects under the Louisiana Coastal Restoration Plan, as well as the authorization of various additional harbor deepening projects. Passage of this bill will give assurance of continuing commitment to capital dredging work out in the future.

There are a number of Deep Port projects that have been authorized to date, certain of which should provide contracts valued in excess of $300 million to the bid market over the next few quarters. These include the next phases of the Columbia River, OR, Oakland, CA,  Port Jersey, NJ and Jacksonville Harbor, FL deepening projects, two additional phases of the New York Harbor 50’ deepening project and potentially two port expansion projects in Tampa, FL.

The 2005 beach nourishment market benefited from the supplemental federal funding passed in 2004. However, outside of these special appropriations, federal support for beach funding continues to be uncertain. The president’s fiscal 2007 budget includes some beach work but clearly does not preserve beach funding when the benefit is considered to be only local. Fortunately, more beach communities are developing funding sources to meet their beach nourishment needs and current schedules indicate beach projects valued at approximately $100 million for bidding through the end of 2006.

Dredging related to the development of liquefied natural gas (“LNG’) terminals, particularly along the Gulf coast of Texas and Louisiana continues to gain momentum. The Company is involved in three project solicitations with private customers for work valued at over $50 million in dredging services that look promising for starting by year end. With the higher prices of domestically-produced natural gas and the increased cost-competitiveness of importing LNG, management expects this work will add to the domestic dredging market in the near term.

With respect to the foreign dredging markets, the Company now has two large hydraulic dredges working in Bahrain on the Durrat land development project, which will provide good utilization for these vessels for the next nine months. Additionally, the Company continues to follow a number of large land reclamation projects in the Middle East – particularly in Qatar and Bahrain. Given the volume of work being generated in this region, there are opportunities for the Company to take on additional work for its equipment positioned overseas. Moreover, given the continuing Corps funding issues in the US, the Company is exploring prospects in all markets to increase and maintain higher utilization of its fleet.

In summary, the first quarter of 2006 was a solid quarter from operations and while earnings were down from the third and fourth quarters of last year it was a substantial improvement from the first quarter of 2005. Given the reduced level of the bid market in the first quarter, Company backlog at March 31, 2006 is down from recent periods. However, work has been identified that should provide adequate opportunities to add backlog for this year. Also, based on recent bid results, pricing appears to be at more reasonable levels, although not up to pre 2004 levels. In addition, very good opportunities exist to add foreign backlog, as well to enhance utilization for some of the Company’s current domestic fleet.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility. The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash flows from operating activities for the three months ended March 31, 2006 totaled $4.1 million, compared to a use of cash of $1.6 million for the three months ended

March 31, 2005. The fluctuation between periods results primarily from the normal timing differences on the recognition and billing of revenues relative to the current level of activity.

The Company’s net cash flows used in investing activities for the three months ended March 31, 2006 totaled $6.3 million, compared to $3.2 million for the three months ended March 31, 2005. The use of cash relates primarily to equipment acquisitions and capital improvements to existing equipment. The Company’s capital spending in the first quarter of 2006 included $2.6 million to purchase the dredge Victoria Island that had been operated under a long term operating lease arrangement.

The Company’s net cash flows generated by financing activities for the three months ended March 31, 2006 totaled $2.1 million, compared to $3.3 million for the three months ended March 31, 2005. In both periods, the Company had net borrowings on its revolver to fund working capital needs during the quarters. The Company had $37.4 million of borrowing availability at March 31, 2006.

The Company’s Credit Agreement contains various restrictive covenants. It prohibits the Company from prepaying other indebtedness, including the senior subordinated notes, and it requires the Company to satisfy financial condition tests and to maintain specified financial ratios, such as a maximum total leverage ratio, maximum senior leverage ratio, minimum interest coverage ratio and maximum capital expenditures. It also prohibits the Company from declaring or paying any dividends and from making any payments with respect to the senior subordinated notes if it fails to perform its obligations under, or fails to meet the conditions of, the Credit Agreement or if payment creates a default under the Credit Agreement. The Company’s bonding agreement and Equipment Term Loan contain similar restrictive covenants and financial conditions tests. At March 31, 2006, the Company was in compliance with all of the financial covenants under its senior credit agreements and bonding agreement.

The required financial covenant levels under the senior credit agreements and the bonding agreement are restrictive but Company management believes the Company has positive relationships with its senior lenders and surety provider, should it be necessary to request an additional amendment or waiver to the financial covenants. However, if there is a future violation of any of the financial covenants and the Company is not successful in obtaining an additional amendment or waiver, a default could occur under the Company’s senior credit agreements or bonding agreement, which could result in a material adverse impact on the Company’s financial condition.

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

Critical Accounting Policies and Estimates

In preparing its consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America. The application of these principles requires significant judgments or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financial information disclosures. There have been no material changes in policies or estimates since December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of March 31, 2006 has not significantly changed since December 31, 2005. The market risk profile of the Company on December 31, 2005 is disclosed in the Company’s 2005 Annual Report on Form 10-K.

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

PART II – Other Information

Item 1. Legal Proceedings

On April 24, 2006, a class action complaint was filed in the US District Court for the Eastern District of Louisiana, on behalf of citizens of Louisiana who suffered property damage from the waters that flooded New Orleans after Hurricane Katrina hit the area. The suit names Great Lakes Dredge & Dock Company, along with numerous other dredging companies who have completed projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet (“MRGO”), and the Federal government as defendants. The complaint alleges that dredging of MRGO caused the destruction of the Louisiana wetlands which provide a natural barrier against storms and hurricanes. This loss of natural barriers then contributed to the failure of the levees upon the impact of Hurricane Katrina which allowed the floodwaters to damage plaintiffs’ property. Among other assertions is negligence in violation of the Water Pollution Control Act. The amount of damages is not stated but would be presumed to be significant. The Company believes it has meritorious defenses and does not believe this claim will have a material adverse impact on the business.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006

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

Great Lakes Dredge & Dock Corporation

Date:	May 15, 2006	By:	/s/	Deborah A. Wensel
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