Form 10-Q
period 2006-06-30
GREAT LAKES DREDGE & DOCK CORP
filed 2006-08-11
CIK 885538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 10, 2006, there were outstanding 1,000 shares of Common Stock and zero shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2006

PART I – Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and equivalents	$572	$601
Accounts receivable, net	80,780	85,114
Contract revenues in excess of billings	14,196	14,352
Inventories	16,137	17,084
Prepaid expenses and other current assets	18,605	17,113
Total current assets	130,290	134,264
Property and equipment, net	241,700	240,849
Goodwill	98,747	98,747
Other intangible assets, net	1,399	1,579
Inventories	11,206	11,206
Investments in joint ventures	8,538	8,605
Other assets	11,185	11,987
Total assets	$503,065	$507,237

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$43,964	$50,836
Accrued expenses	31,689	24,264
Billings in excess of contract revenues	7,590	8,108
Current maturities of long-term debt	1,950	1,950
Total current liabilities	85,193	85,158
Long-term debt	242,875	248,850
Deferred income taxes	86,951	88,154
Other	5,395	4,473
Total liabilities	420,414	426,635
Minority interest	1,975	1,850
Commitments and contingencies (Note 10)	—	—
Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	97,000	97,000
Accumulated deficit	(16,595)	(18,039)
Accumulated other comprehensive income (loss)	271	(209)
Total stockholder’s equity	80,676	78,752
Total liabilities and stockholder’s equity	$503,065	$507,237

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Contract revenues	$114,060	$93,391	$222,487	$193,294
Costs of contract revenues	96,501	81,958	193,317	174,821
Gross profit	17,559	11,433	29,170	18,473
General and administrative expenses	7,121	6,982	14,430	13,737
Subpoena-related expenses	69	931	429	1,810
Amortization of intangible assets	104	220	180	400
Operating income	10,265	3,300	14,131	2,526
Interest expense, net	(6,015)	(4,593)	(12,216)	(10,866)
Equity in earnings of joint ventures	465	928	582	762
Minority interests	(87)	(192)	(125)	(220)
Income (loss) before income taxes	4,628	(557)	2,372	(7,798)
Income tax (expense) benefit	(1,650)	52	(928)	2,621
Net income (loss)	$2,978	$(505)	$1,444	$(5,177)

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Operating Activities
Net income (loss)	$1,444	$(5,177)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	12,528	12,330
Earnings of joint ventures	(582)	(762)
Distribution from equity joint ventures	650	500
Minority interests	125	220
Deferred income taxes	(3,466)	(3,170)
Gain on dispositions of property and equipment	(380)	(98)
Other, net	899	837
Changes in assets and liabilities:
Accounts receivable	4,334	(58)
Contract revenues in excess of billings	156	(7,079)
Inventories	947	(1,468)
Prepaid expenses and other current assets	907	(6,459)
Accounts payable and accrued expenses	426	6,385
Billings in excess of contract revenues	(518)	1,287
Other noncurrent assets and liabilities	(86)	54
Net cash flows from operating activities	17,384	(2,658)

Investing Activities
Purchases of property and equipment	(11,604)	(7,082)
Dispositions of property and equipment	857	4,665
Net cash flows from investing activities	(10,747)	(2,417)

Financing Activities
Repayments of long-term debt	(3,975)	(975)
Borrowings under revolving loans, net of repayments	(2,000)	5,000
Repayment of capital lease debt	(691)	(541)
Net cash flows from financing activities	(6,666)	3,484
Net change in cash and equivalents	(29)	(1,591)
Cash and equivalents at beginning of period	601	1,962
Cash and equivalents at end of period	$572	$371

Supplemental Cash Flow Information
Cash paid for interest	$10,818	$9,946
Cash paid (refunded) for taxes	$598	$244

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

2.              Comprehensive loss

Total comprehensive loss is comprised of the Company’s net loss and net unrealized gains on cash flow hedges.  Total comprehensive income (loss) for the three months ended June 30, 2006 and 2005 was $3,174 and ($713), respectively.   Total comprehensive income (loss) for the six months ended June 30, 2006 and 2005 was $1,924 and ($4,346), respectively.

3.              Risk management activities

The Company uses derivative instruments to manage commodity price, interest rate, and foreign currency exchange risks.  Such instruments are not used for trading purposes.  As of June 30, 2006, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2006. As of June 30, 2006, there were 1.8 million gallons remaining on these contracts.  Under these agreements, the Company will pay fixed prices ranging from $1.75 to $2.07 per gallon.  At June 30, 2006 and December 31, 2005, the fair value asset/(liability) on these contracts was estimated to be $446 and $(344), respectively, based on quoted market prices, and is recorded in other current assets and accrued liabilities, respectively. Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial.  The remaining gains included in accumulated other comprehensive income at June 30, 2006 will be reclassified into earnings over the next six months, corresponding to the period during which the hedged fuel is expected to be utilized.

In February 2004, the Company entered into an interest rate swap arrangement to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated debt.  The fair value liability of the swap at June 30, 2006 and December 31, 2005 was $2,197 and $1,598, respectively, and is recorded in accrued expenses.  The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each

reporting period.   As of July 6, 2006, the Company extended this interest rate swap arrangement through December 15, 2013 in order to continue to better manage the interest rate paid.

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of long-term bank debt is a reasonable estimate of its fair value as interest rates are variable, based on the prevailing market rates.  The fair value of the Company’s $175,000 of 7¾% senior subordinated notes was $161,000 and $157,500 at June 30, 2006 and December 31, 2005, respectively, based on quoted market prices.

4.              Accounts receivable

Accounts receivable at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005
Completed contracts	$29,372	$33,818
Contracts in progress	36,427	41,885
Retainage	15,663	10,016
	81,462	85,719
Allowance for doubtful accounts	(682)	(605)

	$80,780	$85,114

5.              Contracts in progress

The components of contracts in progress at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$116,181	$196,846
Amounts billed	(105,931)	(185,635)
Costs and earnings in excess of billings for contracts in progress	10,250	11,211
Costs and earnings in excess of billings for completed contracts	3,946	3,141

	$14,196	$14,352

Prepaid contract costs (included in prepaid expenses and other current assets)	$2,296	$1,541

Billings in excess of costs and earnings:
Amounts billed	$(152,220)	$(113,243)
Costs and earnings for contracts in progress	144,630	105,135

	$(7,590)	$(8,108)

6.              Intangible assets

The net book value of intangible assets is as follows:

	Weighted
	Average
	Estimated		Accumulated
	Life	Cost	Amortization	Net
As of June 30, 2006:

Customer contract backlog		$4,237	$4,237	$—
Demolition customer relationships	7 years	1,093	549	544
Software and databases	8.5 years	1,209	354	855
		$6,539	$5,140	$1,399

7.              Investment in Joint Ventures

The Company has a 50% ownership interest in Amboy Aggregates (“Amboy”), whose primary business is the dredge mining and sale of fine aggregate. The Company accounts for its investment in Amboy using the equity method. The following table includes Amboy’s summarized financial information for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue	$6,011	$7,202	$10,395	$10,331

Costs and expenses	5,081	5,438	9,231	8,899

Net income (loss)	$930	$1,764	$1,164	$1,432

Great Lakes 50% share	$465	$882	$582	$716

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

In 2003, the Company and its Amboy joint venture partner each purchased a 50% interest in land, which is adjacent to the Amboy property and may be used in connection with the Amboy operations. The Company’s share of the purchase price totaled $1,047 and is reflected in investments in joint ventures. Income from that land was $46 for the six months ended June 30, 2005.

For the six months ended June 30, 2006 and 2005, the Company received distributions from Amboy totaling $650 and $500, respectively.

8.              Accrued expenses

Accrued expenses at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005
Insurance	$11,659	$6,387
U.S. income and other taxes	6,953	3,170
Payroll and employee benefits	4,626	8,927
Interest rate swap liability	2,197	1,598
Equipment leases	1,404	933
Interest	1,010	1,115
Other	3,840	2,134

	$31,689	$24,264

9.              Segment information

The Company operates in two reportable segments: dredging and demolition.  The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented.   Management uses operating income to evaluate performance between the two segments. Segment information for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Dredging
Contract revenues	$101,339	$81,082	$198,721	$169,346
Operating income (loss)	8,840	1,175	11,772	(343)

Demolition
Contract revenues	$12,721	$12,309	$23,766	$23,948
Operating income	1,425	2,125	2,359	2,869

Total
Contract revenues	$114,060	$93,391	$222,487	$193,294
Operating income	10,265	3,300	14,131	2,526

In addition, foreign dredging revenue of $17,082 for the quarter was primarily attributable to work done in Bahrain.  The majority of the Company’s long-lived assets are marine vessels and related equipment.  At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.  As of December 31, 2005 long-lived assets with a net book value of $48,878 were employed outside of the U.S.

10.       Commitments and contingencies

At June 30, 2006, the Company was contingently liable, in the normal course of business, for $15,730 in undrawn letters of credit, relating to foreign contract performance guarantees and insurance payment liabilities.

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

Borrowings under the Company’s Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of approximately $80,000 at December 31, 2005.  Additionally, the Company obtains its performance and bid bonds through an underwriting and indemnity agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $84,000 at December 31, 2005.  The Company also has an equipment term loan, which is secured by a first lien mortgage on certain operating equipment with a net book value of approximately $20,000 at December 31, 2005. The net book value of equipment serving as collateral under these agreements at June 30, 2006 does not materially differ from the values at December 31, 2005.  These agreements contain provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens, and take certain other actions.  The Company was in compliance with all required covenants at June 30, 2006.

The performance and bid bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as some demolition projects.  Bid bonds are generally obtained for a percentage of bid value and aggregate amounts outstanding typically range from $5,000 to $10,000.  Performance bonds typically cover 100% of the contract value with no maximum bond amounts.  At June 30, 2006, the Company had outstanding performance bonds valued at approximately $205,478; however the revenue value remaining in backlog related to these projects totaled approximately $106,600 at June 30, 2006.

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

On February 10, 2004, the Company was served with a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District of South Carolina.  The Company believes the grand jury has been convened to investigate the United States dredging industry in connection with work performed for the U.S. Army Corp of Engineers. The Company complied with the Justice department’s requests and Company management believes that it has provided substantially all of the documents that have been requested to this point.  In addition to the documents requested, seven employees or former employees of the Company have now been interviewed or have testified before the grand jury.  In connection with the investigation, the Company continues to incur legal expenses, albeit to a much lesser degree. These expenses totaled approximately $70 and $400 for the three and six months ended June 30, 2006 compared to $900 and $1,800 for the same periods in 2005.

In the normal course of business, the Company is a party to various personal injury lawsuits.  The Company maintains insurance to cover claims that arise from injuries to its hourly workforce subject to a deductible.  Recently there has been an increase in suits filed in Texas.  Two Texas law firms are aggressively pursuing personal injury claims on behalf of dredging workers resident in certain areas of Texas.  An unprecedented number of lawsuits are being filed for incidents that would not have likely escalated to claims in the past.  However, aggressive legal representation and medical advice is increasing the seriousness of claimed injuries and the amount demanded in settlement.  In the first quarter of this year a $2.0 million charge was recorded to increase the Company’s reserves for the self-insured portion of these liabilities.  In the second quarter the Company recorded another $1.3 million charge related primarily to new lawsuits filed during the quarter. The Company’s recorded self insurance reserves represent its best estimate of the outcomes of these claims.  Additionally, should these trends persist, the Company could continue to be impacted negatively in the future.

On April 24, 2006, a class action complaint was filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of citizens of Louisiana who suffered property damage from the waters that flooded New Orleans after Hurricane Katrina hit the area.  The suit names Great Lakes Dredge & Dock Company, along with numerous other dredging companies who have completed projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet (“MRGO”), and the Federal government as defendants.  The complaint alleges that dredging of MRGO caused the destruction of the Louisiana wetlands which provide a natural barrier against storms and hurricanes.  This loss of natural barriers then contributed to the failure of the levees upon the impact of Hurricane Katrina which allowed the floodwaters to damage plaintiffs’ property.  Among other assertions is negligence in violation of the Water Pollution Control Act.  The amount of damages is not stated but would be presumed to be significant.  The Company believes it has meritorious defenses and does not believe this claim will have a material adverse impact on the business.

On June 20, 2006, GLDD Acquisitions Corp., the parent company of Great Lakes, signed an Agreement and Plan of Merger (“Agreement”) with Aldabra Acquisition Corporation.  Aldabra is a blank check company formed for the purpose of investing in a business to build long term value.  Under the terms of the Agreement, Great Lakes’ parent company will merge with a subsidiary of Aldabra and GLDD Acquisitions’ stockholders will receive common stock of

Aldabra.  Aldabra will then merge into an indirect wholly-owned subsidiary and, in connection with this holding company merger, the stockholders of Aldabra (including the former GLDD Acquisitions’ stockholders) will receive stock in a new holding company, which will shortly after closing be renamed Great Lakes Dredge & Dock Corporation.  The surviving corporation will be owned approximately 67% by affiliates of MDP and approximately 5% by Great Lakes’ management (based on Aldabra’s current price per share and assuming no exercise of conversion rights by Aldabra stockholders), before giving effect to the exercise of any outstanding Aldabra warrants.  The available cash of Aldabra will be used to pay down the Company’s senior bank term debt and to pay transaction expenses.  GLDD’s $175,000 of 7¾% Senior Subordinated Notes due 2013 will remain outstanding.

The transaction has been approved by the boards of both Great Lakes and Aldabra, but is subject to customary closing conditions including review under the Hart-Scott-Rodino Act and the approval of Aldabra’s stockholders.  In addition, the closing is conditioned on the holders of fewer than 20% of the shares of common stock of Aldabra issued in its initial public offering voting against the transaction and electing to convert those shares into cash, as permitted by Aldabra’s certificate of incorporation.  The transaction is anticipated to close during the fall of 2006.

11.       Effects of recently issued accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. The Company is currently evaluating the impact, if any, that FIN 48 will have on the financial statements.

12.       Supplemental condensed consolidating financial information

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

Condensed Consolidating Balance Sheet at June 30, 2006

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS
Current assets:
Cash and equivalents	$567	$5	$—	$—	$572
Accounts receivable, net	80,780	—	—	—	80,780
Receivables from affiliates	18,760	2,853	4,540	(26,153)	—
Contract revenues in excess of billings	14,196	—	—	—	14,196
Inventories	16,137	—	—	—	16,137
Prepaid expenses and other current assets	10,307	—	8,298	—	18,605
Total current assets	140,747	2,858	12,838	(26,153)	130,290
Property and equipment, net	229,976	—	11,724	—	241,700
Goodwill.	98,747	—	—	—	98,747
Other intangible assets, net	1,399	—	—	—	1,399
Investments in subsidiaries	2,858	—	367,093	(369,951)	—
Notes receivable from affiliates	—	—	22,702	(22,702)	—
Inventories	11,206	—	—	—	11,206
Investments in joint ventures	8,538		—	—	8,538
Other assets	1,979		9,206	—	11,185
	$495,450	$2,858	$423,563	$(418,806)	$503,065

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$43,963	$—	$1	$—	$43,964
Payables to affiliates	4,540	—	21,613	(26,153)	—
Accrued expenses	22,846	—	8,843	—	31,689
Billings in excess of contract revenues	7,590	—	—	—	7,590
Current maturities of long-term debt	1,950	—	—	—	1,950
Total current liabilities	80,889	—	30,457	(26,153)	85,193
Long-term debt	16,575	—	226,300	—	242,875
Notes payable to affiliates	22,702	—	—	(22,702)	—
Deferred income taxes	1,100	—	85,851	—	86,951
Other	4,845	—	550	—	5,395
Total liabilities	126,111	—	343,158	(48,855)	420,414
Minority interests	—	—	—	1,975	1,975
Stockholder’s equity	369,339	2,858	80,405	(371,926)	80,676
	$495,450	$2,858	$423,563	$(418,806)	$503,065

Condensed Consolidating Balance Sheet at December 31, 2005

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS
Current assets:
Cash and equivalents	$596	$5	$—	$—	$601
Accounts receivable, net	85,114	—	—	—	85,114
Receivables from affiliates	9,202	2,876	4,542	(16,620)	—
Contract revenues in excess of billings	14,352	—	—	—	14,352
Inventories	17,084	—	—	—	17,084
Prepaid expenses and other current assets	10,742	—	6,371	—	17,113
Total current assets	137,090	2,881	10,913	(16,620)	134,264
Property and equipment, net	228,393	—	12,456	—	240,849
Goodwill.	98,747	—	—	—	98,747
Other intangible assets, net	1,579	—	—	—	1,579
Investments in subsidiaries	2,881	—	355,388	(358,269)	—
Notes receivable from affiliates	—	—	22,702	(22,702)	—
Inventories	11,206	—	—	—	11,206
Investments in joint ventures	8,605	—	—	—	8,605
Other assets	2,010	—	9,977	—	11,987
	$490,511	$2,881	$411,436	$(397,591)	$507,237

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$50,836	$—	$—	$—	$50,836
Payables to affiliates	7,754	—	8,866	(16,620)	—
Accrued expenses	19,460	—	4,804	—	24,264
Billings in excess of contract revenues	8,108	—	—	—	8,108
Current maturities of long-term debt	1,950	—	—	—	1,950
Total current liabilities	88,108	—	13,670	(16,620)	85,158
Long-term debt	17,550	—	231,300	—	248,850
Notes payable to affiliates	22,702	—	—	(22,702)	—
Deferred income taxes	1,199	—	86,955	—	88,154
Other	3,923	—	550	—	4,473
Total liabilities	133,482	—	332,475	(39,322)	426,635
Minority interests	—	—	—	1,850	1,850
Stockholder’s equity	357,029	2,881	78,961	(360,119)	78,752
	$490,511	$2,881	$411,436	$(397,591)	$507,237

Condensed Consolidating Statement of Operations for the three months ended June 30, 2006

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Contract revenues	$114,060	$—	$—	$—	$114,060
Costs of contract revenues	(96,651)	—	150	—	(96,501)
Gross profit	17,409	—	150	—	17,559
General and administrative expenses	(7,096)	(15)	(10)	—	(7,121)
Subpoena-related expenses.	(69)	—	—	—	(69)
Amortization of intangible assets	(104)	—	—	—	(104)
Impairment of intangible assets	—	—	—	—	—
Operating income (loss)	10,140	(15)	140	—	10,265
Interest expense, net	(1,102)	—	(4,913)	—	(6,015)
Equity in (loss) earnings of subsidiaries	(9)	—	10,106	(10,097)	—
Equity in loss of joint ventures	465	—	—	—	465
Minority interests	—	—	—	(87)	(87)
Income (loss) before income taxes..	9,494	(15)	5,333	(10,184)	4,628
Income tax (expense) benefit	693	6	(6,626)	4,278	(1,650)
Net income (loss)	$10,187	$(9)	$(1,293)	$(5,906)	$2,978

Condensed Consolidating Statement of Operations for the three months ended June 30, 2005

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Contract revenues	$93,391	$—	$—	$—	$93,391
Costs of contract revenues	(81,992)	—	34	—	(81,958)
Gross profit	11,399	—	34	—	11,433
General and administrative expenses	(6,613)	(15)	(354)	—	(6,982)
Subpoena-related expenses.	(931)	—	—	—	(931)
Amortization of intangible assets	(220)	—	—	—	(220)
Operating income (loss)	3,635	(15)	(320)	—	3,300
Interest expense, net	(1,030)	—	(3,563)	—	(4,593)
Equity in (loss) earnings of subsidiaries	(10)	—	2,111	(2,101)	—
Equity in earnings of joint ventures	928	—	—	—	928
Minority interests	—	—	—	(192)	(192)
Income (loss) before income taxes..	3,523	(15)	(1,772)	(2,293)	(557)
Income tax (expense) benefit	(1,219)	5	303	963	52
Net income (loss)	$2,304	$(10)	$(1,469)	$(1,330)	$(505)

Condensed Consolidating Statement of Operations for the six months ended June 30, 2006

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Contract revenues	$222,487	$—	$—	$—	$222,487
Costs of contract revenues	(193,617)	—	300	—	(193,317)
Gross profit	28,870	—	300	—	29,170
General and administrative expenses	(14,385)	(30)	(15)	—	(14,430)
Subpoena-related expenses.	(429)	—	—	(429)
Amortization of intangible assets	(180)	—	—	—	(180)
Impairment of intangible assets	—	—	—	—	—
Operating income (loss)	13,876	(30)	285	—	14,131
Interest expense, net	(2,167)	—	(10,049)	—	(12,216)
Equity in earnings (loss) of subsidiaries	(23)	—	13,689	(13,666)	—
Equity in earnings of joint venture	582	—	—	—	582
Minority interests	—	—	—	(125)	(125)
Income (loss) before income taxes	12,268	(30)	3,925	(13,791)	2,372
Income tax (expense) benefit	1,596	7	(8,323)	5,792	(928)
Net income (loss)	$13,864	$(23)	$(4,398)	$(7,999)	$1,444

Condensed Consolidating Statement of Operations for the six months ended June 30, 2005

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Contract revenues	$193,294	$—	$—	$—	$193,294
Costs of contract revenues	(175,005)	—	184	—	(174,821)
Gross profit	18,289	—	184	—	18,473
General and administrative expenses	(13,340)	(30)	(367)	—	(13,737)
Subpoena-related expenses	(1,810)	(1,810)
Amortization of intangible assets	(400)	—	—	—	(400)
Operating income (loss)	2,739	(30)	(183)	—	2,526
Interest expense, net	(1,994)	—	(8,872)	—	(10,866)
Equity in earnings (loss) of subsidiaries	(20)	—	808	(788)	—
Equity in earnings of joint ventures	762	—	—	—	762
Minority interests	—	—	—	(220)	(220)
Income (loss) before income taxes	1,487	(30)	(8,247)	(1,008)	(7,798)
Income tax (expense) benefit	(421)	10	2,609	423	2,621
Net income (loss)	$1,066	$(20)	$(5,638)	$(585)	$(5,177)

Condensed Consolidating Cash Flows for the six months ended June 30, 2006

	Successor Basis
	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$33,596	$(23)	$(16,189)	$—	$17,384
Investing Activities
Purchases of property and equipment	(11,604)	—	—	—	(11,604)
Dispositions of property and equipment	857	—	—	—	857
Net cash flows from investing activities	(10,747)	—	—	—	(10,747)
Financing Activities
Repayments of long-term debt	(3,975)	—	—	—	(3,975)
Borrowings under revolving loans, net of repayments	—	—	(2,000)	—	(2,000)
Net change in accounts with affiliates	(18,212)	23	18,189	—	—
Repayment of capital lease debt	(691)	—	—	—	(691)
Net cash flows from financing activities	(22,878)	23	16,189	—	(6,666)
Net change in cash and equivalents	(29)	—	0	—	(29)
Cash and equivalents at beginning of year	596	5	—	—	601
Cash and equivalents at end of year	$567	$5	$0	$—	$572

Condensed Consolidating Cash Flows for the six months ended June 30, 2005

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$853	$(30)	$(3,481)	$—	$(2,658)

Investing Activities
Purchases of property and equipment	(7,082)	—	—	—	(7,082)
Dispositions of property and equipment	4,665	—	—	—	4,665
Net cash flows from investing activities	(2,417)	—	—	—	(2,417)

Financing Activities
Repayments of long-term debt	(975)	—	—	—	(975)
Borrowings under revolving loans, net of repayments	—	—	5,000	—	5,000
Net change in accounts with affiliates	1,489	30	(1,519)	—	—
Repayment of capital lease debt	(541)	—	—	—	(541)
Net cash flows from financing activities	(27)	30	3,481	—	3,484

Net change in cash and equivalents	(1,591)	—	—	—	(1,591)
Cash and equivalents at beginning of period	1,957	5	—	—	1,962
Cash and equivalents at end of period	$366	$5	$—	$—	$371

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

The Company’s equity in earnings of joint ventures relates to the Company’s 50% ownership interests in Amboy Aggregates (“Amboy”) and in its interest in an adjoining land investment joint venture, which are accounted for using the equity method.

Results of Operations

The following table sets forth the components of net income (loss) and EBITDA as a percentage of contract revenues for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(84.6)	(87.8)	(86.9)	(90.4)
Gross profit	15.4	12.2	13.1	9.6
General and administrative expenses	(6.2)	(7.5)	(6.5)	(7.2)
Subpoena-related expenses	(0.0)	(1.0)	(0.2)	(0.9)
Amortization of intangible assets	(0.1)	(0.2)	0.0	(0.2)
Operating income	9.1	3.5	6.4	1.3
Interest expense, net	(5.3)	(4.9)	(5.5)	(5.6)
Equity in earnings of joint ventures	0.4	1.0	0.3	0.4
Minority interest	(0.1)	(0.2)	(0.1)	(0.1)
Income (loss) before income taxes	4.1	(0.6)	1.1	(4.0)
Income tax (expense) benefit	(1.5)	0.1	(0.4)	1.3
Net income (loss)	2.6%	(0.5)%	0.7%	(2.7)%

EBITDA	14.8%	10.9%	12.2%	8.0%

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

The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income (loss)	$2,978	$(505)	$1,444	$(5,177)
Adjusted for:
Interest expense, net	6,015	4,593	12,216	10,866
Income tax expense (benefit)	1,650	(52)	928	(2,621)
Depreciation and amortization	6,278	6,185	12,528	12,330
EBITDA	$16,921	$10,221	$27,116	$15,398

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three and six months ended and backlog as of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues (in thousands)	2006	2005	2006	2005
Dredging:
Capital - U.S.	$38,070	$30,121	$61,105	$59,778
Capital - foreign	16,953	10,328	34,180	16,231
Beach	34,506	22,439	75,204	44,850
Maintenance	11,810	18,194	28,232	48,487
Demolition	12,721	12,309	23,766	23,948
	$114,060	$93,391	$222,487	$193,294

	June 30,
Backlog (in thousands)	2006	2005
Dredging:
Capital - U.S.	$52,404	$142,078
Capital - foreign	173,800	115,846
Beach	44,748	31,039
Maintenance	15,890	5,970
Demolition	9,871	16,581
	$296,713	$311,514

Consolidated revenues for the second quarter of 2006 were $114.1 million, representing an increase of $20.7 million, or 22.1%, over second quarter 2005 revenues of $93.4 million. Revenues for the first half of 2006 were $222.5 million, an increase of $29.2 million, or 15.1%, over revenues for the first half of 2005 of $193.3 million. Second quarter 2006 revenues increased as the Company continued to experience good utilization of its dredging fleet especially with regard to beach nourishment and foreign capital work. While contract margins were similar between the periods, the Company’s gross profit margin for the quarter ended June 30, 2006 improved to 15.4%, compared to 12.2% for the same quarter in 2005, with the increase in utilization relative to fixed costs. In addition, the margins in the second quarter of 2006 continued to be negatively impacted by increases in our self-insured reserves related to our Texas based personal injury claims.

Capital projects include large port deepenings and other infrastructure projects. Domestic capital dredging revenue increased $7.9 million and $1.3 million in the second quarter and first half of 2006, respectively, compared to the same periods of 2005. The Company’s domestic capital revenues of $38 million in the second quarter of 2006 were substantially generated by continuing work on port deepening projects in Arthur Kill Channel, New York; and Wilmington, North Carolina and the LNG terminal project in Freeport, Texas. The Company also began work on an option to its Miami Harbor deepening project and an extension to its Oakland Harbor deepening project. Foreign capital revenue in the second quarter and first half of 2006 increased $6.6 million and $17.9 million, respectively, compared to the same periods of 2005. The 2006 second quarter’s foreign revenues were substantially generated by continuing work on the Durrat land development project in Bahrain, which will continue through first quarter of 2007.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion. Second quarter 2006 revenues from beach nourishment projects totaled $34.5 million, a $12.1 million increase over the same period of 2005, bringing the year-to-date beach revenue to $75.2 million, a $30.4 million increase over the 2005 year-to-date revenue. The increase is to be expected, given that beach work contributed to 41% of the domestic bid market in 2005. And even though the beach bid market has begun to moderate in 2006, it still represented 29% of the domestic bid market in the first half of 2006. In addition, the Company has won a 78% share of the beach work put out this year. The Company’s 2006 second quarter beach revenues were substantially generated by two large projects in Florida (Collier County and Destin) and two in South Carolina (Edisto Beach and Hunting Island).

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment. Maintenance revenues totaled $11.8 million and $28.2 million for the second quarter and first half of 2006, respectively, compared to $18.2 million and $48.5 million for the same 2005 periods. The majority of the quarter’s maintenance revenues relate to a rental project along the Mississippi River, which was completed in the quarter as well as two clamshell projects, one in Wilmington Harbor, NC and the other in Cape Henry, VA. 2005 revenue was favorably impacted by a large rental project in the Mississippi River Gulf Outlet.

The Company’s general and administrative expenses totaled $7.1 million for the second quarter of 2006, which is comparable to the same quarter of 2005. Year to date expenses totaled $14.4 million compared to $13.7 million for the first half of 2005. The year-to-date increase is primarily a result of higher incentive compensation in the demolition segment. In the second quarter of 2006, the Company incurred $0.1 million of legal expenses related to the federal subpoena matter, which is down from $.9 million in the second quarter of 2005 as discussed further in Note 10 to the Financial Statements.

Net interest expense for the second quarter and first half of 2006 was $6.0 million and $12.2 million, respectively, compared to $4.6 million and $10.9 million for the same periods in 2005. Underlying interest rates on the variable portion of debt did increase from period to period, resulting in an increase in year to date expense of $0.8 million. In addition, interest reflects a non-cash expense related to the valuation of the Company’s fixed-to-floating interest rate swap. Expense related to this swap was $0.6 million for the six months ended June 30, 2006 compared to $0.1 million for the same period in 2005.

Income tax expense for the second quarter was $1.6 million compared to a minimal benefit for the same period in 2005. The recognition of expense in 2006 is a result of improved operating income between the two quarters. Income tax expense for the six months ended June 30, 2006 was $.9 million compared to a benefit of $2.6 million for the same period in 2005, again due to the improved operating income.

The Company generated net income of $2.9 and $1.4 million for the quarter and six months ended June 30, 2006, compared to a net loss of $.5 and $5.2 million for the same 2005 periods. The improvement in 2006 is a result of increased revenues and margins as discussed.

EBITDA (as defined on page 16) was $16.9 million and $27.1 million for the quarter and six months ended June 30, 2006, compared to $10.2 and $15.4 million for the same periods of 2005, again reflecting the improvement in operations.

Results by segment

Dredging

Dredging revenues for the quarter and six months ended June 30, 2006 were $101.3 million and $198.7 million, respectively, compared to $81.1 million and $169.3 million for the same periods of 2005, with the increase in 2006 driven by greater utilization of the Company’s dredging fleet. Operating income generated by the dredging operations for the quarter ended June 30, 2006 was $8.8 million and compares to   $1.2 million for the same period of 2005. Operating income was $11.8 million for the six months ended June 30, 2006 compared to an operating loss of $0.3 million for the same period in 2005. The improvement in the 2006 was due to the increased revenue and higher margins on the projects performed during the period.

Demolition

NASDI’s demolition revenue for the quarter and six months ended June 30, 2006 totaled $12.7 million and $23.8 million and compares to $12.3 million and $23.9 million for the same periods of 2005. Both periods result from a solid market, whereby NASDI has experienced less competition on the projects bid than was the experienced prior to 2005. The demolition segment generated operating income for the quarter ended June 30, 2006 of $1.4 million, compared to operating income of $2.5 million for the same period of 2005. Operating income was $2.4 million for the six months ended June 30, 2006 compared to $2.9 million for the same period in 2005. Margins were consistent period over period.

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

The second quarter 2006 domestic dredging bid market, representing work awarded during the period, totaled $178 million. This was a larger bid market compared to last quarter and more inline with quarters prior to first quarter of 2006. Great Lakes won 31.5% of the second quarter bid market. Great Lakes was also low bidder on a deep port project in New Jersey for $24 million that is expected to be awarded in the third quarter. In addition, a large capital project in Oakland was bid in the second quarter and won at $115 million by a joint venture of two competitors. However, the award of this contract has been postponed due to certain funding issues. Those issues related to this project are expected to be resolved in the fall of this year and the project subsequently awarded. Of the $44 million in beach work bid this quarter, Great Lakes won $35 million or 79%. The remainder of the market consisted primarily of $121 million of maintenance work and one additional deep port project, which was won by a competitor for $13 million.

In 2005, a substantial portion of the bid market, 41%, came from the beach nourishment sector. This was the result of the active hurricane season in 2004 and the resulting special appropriations to fund this work. Previously (2002 — 2004) beach work averaged only 15% of the market. Offsetting this increase in beach work in 2005 was a decline in the amount of capital projects. Last year’s capital market was just over $200 million and represented only 28% of the market. Previously (2002 — 2004) capital work averaged over 45% of the market. To date in 2006, with the addition of the two capital projects mentioned above, the mix of work in the bid market has normalized to be more in line with the average mix experienced in 2002 to 2004.

During the quarter a new hopper dredge that was commissioned by one of our competitors began operations on a project in the Gulf Coast and is now active in the bid market. This hopper dredge is over two-times the size of our most recently constructed hopper dredge, the Liberty Island, and is best suited for the maintenance rental market in the Mississippi Gulf Outlet. This dredge represents additional capacity in a presently weak market sector, and is likely to depress pricing absent a reduction in capacity in this sector.

In the overseas markets, in June 2006 Great Lakes, along with its civil construction joint venture partner AA Nass Contracting, signed a contract for over $400 million to perform the Diyaar AL Muharraq project (“Diyaar”), a large dredging reclamation off the north coast of the Kingdom of Bahrain. This island reclamation will enhance the further economic development of Bahrain. Phase one of the project has been awarded with revenues of approximately $150 million to Great Lakes. Phase one will require approximately three years to complete. The second phase which can be awarded by the customer any time prior to June of 2009 would also result in revenue of approximately $150 million to Great Lakes if awarded and will take an additional two years to complete. Mobilization works are already underway and the dredging work will commence in September of this year. This project requires the mobilization of two medium size hopper dredges and one small hopper dredge from the US as well as the reconfigured Long Island rehandling barge. The uncertainty of the US dredging market requires the Company to look more aggressively to the strong market in the Middle East for additional opportunities to deploy potentially idle assets from the US. Diyaar is primarily a hopper dredge project that was targeted to employ hopper dredges from the Company’s U.S. fleet that could have been idled with the decline in the rental market in the Mississippi Gulf Outlet and the addition in this market of the competitor’s new hopper dredge. The deployment of these dredges overseas mitigates the potential overcapacity and resulting downward pressure on pricing noted above.

Dredging backlog at June 30, 2006 was $286.8 million. This compares to $204.1 million at March 31, 2006 and $294.9 million at June 30, 2005. Consistent with prior periods, the majority of the Company’s June 30, 2006 dredging backlog, $226 million, is comprised of domestic and foreign capital dredging work, including continuing domestic deepening projects in New York, NY, Brunswick, GA and Wilmington, NC, and the two overseas land reclamation projects in Bahrain. The increase in total backlog at June 30, 2006 compared to last quarter is primarily due to the addition of the new land reclamation project in Bahrain mentioned above. Domestic capital work has still declined, which is consistent with the decrease in the amount of capital projects in the 2005 bid markets. And as noted earlier, the Company’s second quarter recorded backlog does not reflect approximately $24 million for an additional capital project pending award in Newark, New Jersey, as well as other options pending on projects currently in backlog. The Company’s June 30, 2006 beach backlog totaling $44.7 million continues to represent a solid level and is consistent with 2005 periods. The Company’s maintenance backlog totaled $15.8 million at June 30, 2006, which is an increase over last quarter. Demolition services backlog was $9.9 million at June 30, 2006 compared to $13.8 million at March 31, 2006 and $16.6 million at June 30, 2005.

Market Outlook

To date the 2006 domestic bid market has generated $256 million of work awarded. However, this total to date does not include two sizable capital projects in Newark and Oakland as mentioned previously totaling $139 million that are expected to be awarded this year. The annualized 2006 bid market, including these projects, would be in line with the prior two years’ markets which generated over $700 million each year. The biggest hurdle to the near term market is the issue of continuing contracts. Congress has mandated that only projects that are fully funded can go forward. In the past a project could be bid if appropriations were identified for the current year only and the rest of the contract could be continued into the next year. The remaining funding would be taken out of the following years appropriations. The restriction on the Corps’ ability to utilize the continuing contracts mechanism has apparently resulted in the deferment of Corps’ projects with the thought they can carry over this year’s money and get the full appropriation for their project next year. The Corp’s opinion is that this change in policy will work its way through the system over the next two years and that during this time period appropriated money will go unspent, but will be carried forward to the next year.

The Company is currently tracking projects that are probable to come out on authorized Deep Port projects over the next six to twelve months. These projects include:  another phase of the Port Jersey, NJ 50’ deepening project and two additional phases of the NY Harbor 50’ deepening project;  deepening and land reclamation projects in Baltimore, MD, a port expansion project in Jacksonville Harbor, FL, two deepening projects in Portland, OR: and several port expansion projects in the Tampa area. In the aggregate, these Deep Port projects could generate over $350 million of bidding opportunities to the market over that time period.

Consistent with historical experience, funding continues to be an issue in the beach nourishment market. Although beach projects were numerous in 2005 due to hurricanes and the resulting supplemental appropriations, this year’s federal funding is back to being uncertain. Fortunately, over the past few years more beach communities have developed funding sources to meet their beach nourishment needs and more local and privately funded beach work is being put out to bid. In 2006, Great Lakes has performed over $62.5 million of beach work for non-federally funded customers. Current schedules indicate potential beach projects from both federally and non-federally funded customers valued at approximately $100 million for bidding through the end of 2006.

Dredging work related to the development of LNG terminals continues to expand, particularly along the Gulf coast of Texas. Dredging work is near completion on the Company’s LNG terminal project in Freeport, TX and the Company recently signed a new $60 million contract for another LNG terminal in Texas. The Company is also still involved in several project solicitations with private customers for work valued at over $50 million that should provide work for 2007.

With a view to the longer term, passage of the current Water Resources Development Act, or WRDA legislation, now appears eminent. However, in the last few days of Senate debate the provision for the retirement of the Corps’ hopper dredge McFarland was removed from the bill.

The industry will continue to work toward retirement of the Corps’ dredges as the industry feels the work can more efficiently be performed by industry capacity. Several positive provisions for the industry are incorporated in the current WRDA including authorization of various additional harbor deepening projects, a reduction in local cost sharing required on capital deepening projects that go below 50 feet and the authorization for 12 priority projects under the Louisiana Coastal Restoration Plan. Passage of this bill will provide assurance of Congress’ continuing commitment to capital dredging work in the future.

The sizable foreign market has provided opportunities to offset the uncertainty in the domestic market. With the commencement of the new project in Bahrain in the fourth quarter of 2006 the Company will be fully employing six vessels. Upon completion of the Durrat contract in the first quarter of next year, the Company will have capacity to take on more work for the two hydraulic dredges working in Durrat. Given the volume of work being generated in the Middle East region, there appear to be many potential opportunities for employing this equipment.

In summary, the second quarter of 2006 was a solid quarter from operations and one the strongest quarters in the last few years. Margins at June 30, 2006 continue to show improvement despite the added expense related to self-insured claims reserves. In addition, the domestic bidding activity for the second quarter rebounded, and despite the Corps’ funding issues, there is still work scheduled to come out for bid that should provide opportunities to increase backlog for the remainder of year. However, although there is adequate backlog and contracts pending award at June 30, the Company’s third quarter operations will likely be impacted by significant mobilization to domestic and foreign projects, required dry-dockings on certain vessel and the deferral of a large beach project due to typical environmental window restrictions. In the fourth quarter, with the commencement of the Diyaar project and resumption of environmental window work the Company’s operations will pick up again.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility. The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash flows from operating activities for the six months ended June 30, 2006 totaled $17.4 million, compared to a use of cash of $2.7 million for the six months ended June 30, 2005. The fluctuation between periods results primarily from the normal timing differences on the recognition and billing of revenues relative to the current level of activity, as well as an increase in operating results. Subsequent to June 30, 2006, payment was received for over $5 million from the Company’s Tampa project with the Corps that had remained outstanding for sometime.

The Company’s net cash flows used in investing activities for the six months ended June 30, 2006 totaled $10.7 million, compared to $2.4 million for the six months ended June 30, 2005. The use of cash relates primarily to equipment acquisitions and capital improvements to existing equipment. Included in the year to date spending was $1.1 million for overhaul of the hopper dredge Long Island. This dredge is being reconfigured as a material handling barge to assist with the new land reclamation project in Bahrain. In addition, $1.6 million was spent on significant enhancements to three other dredges and $1.0 million in new demolition equipment. NASDI is also currently building a new office and garage facility and they spent $1 million on leasehold improvements in the quarter. The Company’s year-to-date capital spending included $2.6 million spent in the first quarter to purchase the dredge Victoria Island that had been operated under a long term operating lease arrangement. The Company’s 2005 cash flows used in investing activities included proceeds of $4.4 million for a rock barge constructed by the Company and then sold and leased back under an operating lease in June of 2005.

The Company’s net cash flows used in financing activities for the six months ended June 30, 2006 totaled $6.7 million, and includes pay down of $3 million of bank term debt. This compares to $3.5 million of cash generated for the six months ended June 30, 2005 as a result of net borrowings under the revolver necessary to fund working capital needs during the 2005 period. The Company had $44.3 million of borrowing availability at June 30, 2006.

The Company’s Credit Agreement contains various restrictive covenants. It prohibits the Company from prepaying other indebtedness, including the senior subordinated notes, and it requires the Company to satisfy financial condition tests and to maintain specified financial ratios, such as a maximum total leverage ratio, maximum senior leverage ratio, minimum interest coverage ratio and maximum capital expenditures. It also prohibits the Company from declaring or paying any dividends and from making any payments with respect to the senior subordinated notes if it fails to perform its obligations under, or fails to meet the conditions of, the Credit Agreement or if payment creates a default under the Credit Agreement. The Company’s bonding agreement and Equipment Term Loan contain similar restrictive covenants and financial conditions tests. Upon delivering our compliance reporting for the first quarter of this year, the financial covenant requirements under our Senior Credit Facility reverted back to the pre-2004 amendment levels. At June 30, 2006, the Company was in compliance with all of the financial covenants under its senior credit agreements and bonding agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of June 30, 2006 has not significantly changed since December 31, 2005. The market risk profile of the Company on December 31, 2005 is disclosed in the Company’s 2005 Annual Report on Form 10-K.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 6. Exhibits

2.1                                 Agreement and Plan of Merger by and among GLDD Acquisitions Corp., Aldabra Acquisitions Corporation and certain shareholders of Aldabra Acquisition Corporation and GLDD Acquisitions Corp., dated as of June 20, 2006. *

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

32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation

Date: August 11, 2006	By: /s/ Deborah A. Wensel
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