Form 10-K/A
period 2005-12-31
GREAT LAKES DREDGE & DOCK CORP
filed 2006-09-14
CIK 885538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☒    No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☒    No   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):  Large Accelerated Filer              Accelerated Filer                      Non-Accelerated Filer      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No   ☒

All of the Company’s common stock is held by a holding company.

As of March 27, 2006, there were outstanding 1,000 shares of Common Stock and zero shares of Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

The Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) is being filed solely for the purpose of including in Items 8 and 15 the financial statements of Amboy Aggregates (a Joint Venture).  The Registrant accounts for its investment in Amboy Aggregates under the equity method.  The Registrant inadvertently failed to include the financial statements of Amboy Aggregates required by Rule 3-09 of Regulation S-X in the Form 10-K. In addition, exhibits 10.4 and 10.5 were added to the exhibit listing because they were inadvertently omitted from the Form 10-K.

Item 8.          Financial Statements and Supplementary Data

The consolidated financial statements (including financial statement schedules listed under Item 15 of this Report) of Great Lakes Dredge & Dock Corporation called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated March 22, 2006, are set forth on pages 9 to 37 inclusive, of this Report, and are hereby incorporated by reference into this Item.  The financial statements of Amboy Aggregates (A Joint Venture) called for by this Item, together with the Report of Independent Registered Public Accounts dated January 16, 2006, are set forth on pages 39 to 48 inclusive of this Report, and are hereby incorporated by reference into this Item.  Financial statement schedules not included in this Report have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

Item  15. — Exhibits, Financial Statements Schedules

(a)           Documents filed as part of this report

1.   Consolidated Financial Statements

The consolidated financial statements listed below are set forth on pages 9 to 37 inclusive, of this Report and are incorporated by reference in Item 8 of this Report.

2.     Financial Statement Schedules

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
Date: September 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Date	Title

/s/ Douglas B. Mackie	September 14, 2006	President, Chief Executive
Douglas B. Mackie		Officer and Director

/s/ Deborah A. Wensel	September 14, 2006	Senior Vice President,
Deborah A. Wensel		Chief Financial Officer
and Treasurer

/s/ Samuel M. Mencoff	September 14, 2006	Director
Samuel M. Mencoff

/s/ Thomas S. Souleles	September 14, 2006	Director
Thomas S. Souleles

/s/ Douglas C. Grissom	September 14, 2006	Director
Douglas C. Grissom

EXHIBIT INDEX

Number	Document Description

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
10.3

Amendment No. 1 to Credit Agreement, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, and Bank of America, N.A., as issuer of the Letters of Credit and as representative of the Lenders. (3)

10.4

Amendment No. 2 to Credit Agreement, dated as of June 13, 2005, by and among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, and Bank of America, N.A., as issuer of the Letters of Credit and as representative of the Lenders. (13)

10.5

Amendment No. 3 to Credit Agreement, dated as of November 14, 2005, by and among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, and Bank of America, N.A., as issuer of the Letters of Credit and as representative of the Lenders. (15)

10.6

Amendment No. 4 to Credit Agreement, dated as of March 22, 2006, by and among Great Lakes Dredge & Dock Corporation, GLDD Acquisitions Corp., the other loan parties from time to time party thereto, the financial institutions from time to time party thereto, and Bank of America, N.A., as issuer of the Letters of Credit and as representative of the Lenders. (18)

10.7

First Amendment to Credit Agreement and Guaranty, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Company, Great Lakes Dredge & Dock Corporation and General Electric Capital Corporation. (3)

10.8

Second Amendment to Credit Agreement dated as of July 6, 2005, by and among Great Lakes Dredge & Dock Company, as Borrower, Great Lakes Dredge and Dock Corporation, as Guarantor, and General Electric Capital Corporation, as Lender. (11)

10.9

Third Amendment to Credit Agreement dated as of August 1, 2005, by and among Great Lakes Dredge & Dock Company, as Borrower, Great Lakes Dredge & Dock Corporation as Guarantor and General Electric Capital Corporation, as Lender. (12)

10.10	Management Equity Agreement, dated as of December 22, 2003, among GLDD Acquisitions Corp., Madison Dearborn Partners IV, L.P. and the management investors from time to time party thereto. (1)
10.11	Subscription Agreement, dated as of December 22, 2003, among GLDD Acquisitions Corp., Madison Dearborn Partners IV, L.P. and the other investors from time to time party thereto. (1)
10.12	Registration Rights Agreement, dated as of December 22, 2003, among GLDD Acquisitions Corp., Madison Dearborn Partners IV, L.P. and the other investors from time to time party thereto. (1)
10.13

Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of December 22, 2003, among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (1)

10.14

First Amendment to Third Amended and Restated Underwriting and Continuing Indemnity Agreement, dated as of September 30, 2004, by and among Great Lakes Dredge & Dock Corporation, certain of its subsidiaries, Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America. (3)

10.15

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

10.16	Waiver letter from Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America, dated April 21, 2005. (14)
10.17	Waiver letter from Travelers Casualty and Surety Company and Travelers Casualty and Surety Company of America, dated June 13, 2005. (13)
10.18	Employment Agreement between the Company and Douglas B. Mackie. † (5)
10.19	Employment Agreement between the Company and Richard Lowry. † (6)
10.20	Summary of Oral Employment Agreements with Named Executive Officers. † (17)
10.21	Annual Cash Bonus Plan. † (8)
10.22	401(k) Savings Plan † (8)
10.23	401(k) Lost Benefit Plan † (8)
12.1	Ratio of Earnings to Fixed Charges. (18)
14.1	Code of Business Conduct and Ethics. (16)
21.1	Subsidiaries of the Registrant. (18)
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2004.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2004.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2004.
(4)	Incorporated by reference Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on March 31, 2004.
(5)	Incorporated by reference Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on September 29, 1998.
(6)	Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-64687) filed with the Commission on December 14, 1998.
(7)	Included as part of Exhibit 4.1 to this Annual Report on Form 10-K.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2005.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2005.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2005.
(12)	Incorporated by reference to the Company’s Current Report on Form 10-Q filed with the Commission on August 10, 2005.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 14, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2005.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2005.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 24, 2005.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2006.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on March 28, 2006.

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
Oak Brook, Illinois

We have audited the accompanying consolidated balance sheets of Great Lakes Dredge & Dock Corporation and Subsidiaries (the “Company”) as of December 31, 2005 and 2004 (successor), and the related consolidated statements of operations, stockholder’s equity, and cash flows for the years then ended.  Additionally, we have audited the consolidated statement of operations, stockholder’s equity, and cash flows for the year ended December 31, 2003 (predecessor).  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statement of Amboy Aggregates (Amboy) joint venture for the year ended December 31, 2003, the Company’s investment in which is accounted for using the equity method.  The Company’s equity of $1.0 million in Amboy’s net income for the year ended December 31, 2003, are included in the accompanying financial statements.  The financial statements of Amboy were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such joint venture, is based solely on the report of such other auditors for the year ended December 31, 2003.

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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 22, 2006

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004
(in thousands, except share and per share amounts)

ASSETS	2005	2004
Current assets:
Cash and equivalents	$601	$1,962
Accounts receivable, net	85,114	65,762
Contract revenues in excess of billings	14,352	12,439
Inventories	17,084	16,497
Prepaid expenses	4,700	4,274
Other current assets	12,413	11,380
Total current assets	134,264	112,314

Property and equipment, net	240,849	256,594
Goodwill	98,747	103,563
Other intangible assets, net	1,579	3,267
Inventories	11,206	11,278
Investments in joint ventures	8,605	7,965
Other	11,987	13,654
Total assets	$507,237	$508,635

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$50,836	$46,770
Accrued expenses	24,264	17,676
Billings in excess of contract revenues	8,108	6,706
Current maturities of long-term debt	1,950	1,950
Total current liabilities	85,158	73,102

Long-term debt	248,850	252,300
Deferred income taxes	88,154	90,429
Other	4,473	5,314
Total liabilities	426,635	421,145

Minority interests	1,850	1,599

Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	97,000	97,000
Accumulated deficit	(18,039)	(11,087)
Accumulated other comprehensive loss	(209)	(22)
Total stockholder’s equity	78,752	85,891
Total liabilities and stockholder’s equity	$507,237	$508,635

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

GREAT LAKES DREDGE & DOCK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

Years ended December 31, 2005, 2004 and 2003

(in thousands, except share amounts)

							Accumulated		Note
	# of Shares				Additional		Other		Receivable
	Preferred	Common	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury	From
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Stockholder	Total
Predecessor Basis
Balance at January 1, 2003	45,000	5,000,000	$1	$50	$50,457	$(62,787)	$103	$(162)	$(68)	$(12,406)

Reverse stock split (1 for 100)		(5,000,000)								—
		50,000
Repayment on note receivable from stockholder									68	68
Comprehensive income (loss):
Net loss						(1,596)				(1,596)
Reclassification of derivative gains to earnings (netof tax of $625)							(970)			(970)
Change in fair value of derivatives (net of tax of $759)							1,176			1,176
Total comprehensive loss										(1,390)
Effect of Transaction on Predecessor Basis	(45,000)	(50,000)	(1)	(50)	(50,457)	64,383	(309)	162	—	13,728
Balance at December 31, 2003	—	—	—	—	—	—	—	—	—	—
Successor Basis
Issuance of new shares to GLDD Acquisitions Corp.	—	1,000	$—	$—	$97,000	$—	$—	$—	$—	$97,000
Balance at December 31, 2003	—	1,000	—	—	97,000	—	—	—	—	97,000

Comprehensive income (loss):
Net loss						(11,087)				(11,087)
Reclassification of derivative gains to earnings (net of tax of $1,062)							(1,654)			(1,654)
Change in fair value of derivatives (net of tax of $1,048)							1,632			1,632
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(11,109)
Balance at December 31, 2004	—	1,000	$—	$—	$97,000	$(11,087)	$(22)	$—	$—	$85,891

Comprehensive income (loss):
Net loss						(6,952)				(6,952)
Reclassification of derivative gains to earnings (net of tax of $1,192)							(1,838)			(1,838)
Change in fair value of derivatives (net of tax of $1,071)							1,651			1,651
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(7,139)
Balance at December 31, 2005	—	1,000	$—	$—	$97,000	$(18,039)	$(209)	$—	$—	$78,752

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

Reclassifications

In the 2004 consolidated statement of cash flows, $1,925 of distributions from equity joint ventures was reclassified from net cash flows from investing activities to net cash flows from operating activities and $1,242 of capital lease repayments was reclassified from operating activities to net cash flows from financing activities to conform to the 2005 presentation. Also, in the 2003 consolidated statement of cash flows, $2,451 of cash funded to an equipment escrow account was reclassified from net cash flows from operating activities to net cash flows from financing activities and $713 of capital lease repayments was reclassified from operating activities to net cash flows from financing activities to conform to the 2004 and 2005 presentations, respectively.

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

14. Income taxes

The provision (benefit) for income taxes is as follows:

			Predecessor
	Successor Basis		Basis
	2005	2004	2003
Federal:
Current	$(24)	—	$(3,521)
Deferred	(1,420)	(5,823)	3,553
State:
Current	614	456	561
Deferred	(275)	(365)	353
Foreign:
Current	(259)	1,366	372
	$(1,364)	$(4,366)	$1,318

The Company’s income tax provision (benefit) reconciles to the provision at the statutory U.S. federal income tax rate as follows:

			Predecessor
	Successor Basis		Basis
	2005	2004	2003
Tax (benefit) provision at statutory U.S. federal income tax rate	(2,742)	(5,298)	(67)
Write-off of goodwill	1,637	—	—
Foreign taxes deducted, net of federal income tax benefit	(226)	901	246
State income tax, net of federal income tax benefit	130	(64)	723
Other	(163)	95	416
Income tax (benefit) provision	$(1,364)	$(4,366)	$1,318

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

Future minimum operating lease payments for the years ending December 31 are as follows:

2006	$ 14,172
2007	13,464
2008	12,794
2009	11,527
2010	8,201
Thereafter	53,981
Total minimum lease payments	$114,139

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

The Company derived revenues and gross profit from foreign projet operations for the years ended December 31 as follows:

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

Condensed Consolidating Balance sheet at December 31, 2005

ASSETS	Guarantor Subsidiaries	Other Subsidiaries	GLD Corporation	Eliminations	Consolidated Totals
Current assets:
Cash and equivalents	$596	$5	$—	$—	$601
Accounts receivable, net	85,114	—	—	—	85,114
Receivables from affiliates	9,202	2,876	4,542	(16,620)	—
Contract revenues in excess of billings	14,352	—	—	—	14,352
Inventories	17,084	—	—	—	17,084
Prepaid expenses and other current assets	10,742	—	6,371	—	17,113
Total current assets	137,090	2,881	10,913	(16,620)	134,264
Property and equipment, net	228,393	—	12,456	—	240,849
Goodwill.	98,747	—	—	—	98,747
Other intangible assets, net	1,579	—	—	—	1,579
Investments in subsidiaries	2,881	—	355,388	(358,269)	—
Notes receivable from affiliates	—	—	22,702	(22,702)	—
Inventories	11,206	—	—	—	11,206
Investments in joint ventures	8,605	—	—	—	8,605
Other assets	2,010	—	9,977	—	11,987
	$490,511	$2,881	$411,436	$(397,591)	$507,237

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$50,836	$—	$—	$—	$50,836
Payables to affiliates	7,754	—	8,866	(16,620)	—
Accrued expenses	19,460	—	4,804	—	24,264
Billings in excess of contract revenues	8,108	—	—	—	8,108
Current maturities of long-term debt	1,950	—	—	—	1,950
Total current liabilities	88,108	—	13,670	(16,620)	85,158
Long-term debt	17,550	—	231,300	—	248,850
Notes payable to affiliates	22,702	—	—	(22,702)	—
Deferred income taxes	1,199	—	86,955	—	88,154
Other	3,923	—	550	—	4,473
Total liabilities	133,482	—	332,475	(39,322)	426,635
Minority interests	—	—	—	1,850	1,850
Stockholder’s equity	357,029	2,881	78,961	(360,119)	78,752
	$490,511	$2,881	$411,436	$(397,591)	$507,237

Condensed Consolidating Balance Sheet at December 31, 2004

	Guarantor	Other	GLD	Consolidated
ASSETS	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
Current assets:
Cash and equivalents	$1,957	$5	$—	$—	$1,962
Accounts receivable, net	65,762	—	—	—	65,762
Receivables from affiliates	8,422	2,906	4,540	(15,868)	—
Contract revenues in excess of billings	12,439	—	—	—	12,439
Inventories	16,497	—	—	—	16,497
Prepaid expenses and other current assets	13,780	—	1,874	—	15,654
Total current assets	118,857	2,911	6,414	(15,868)	112,314
Property and equipment, net	242,672	—	13,922	—	256,594
Goodwill.	103,563	—	—	—	103,563
Other intangible assets, net	3,267	—	—	—	3,267
Investments in subsidiaries	2,924	—	281,813	(284,737)	—
Notes receivable from affiliates	—	—	22,702	(22,702)	—
Inventories	11,278	—	—	—	11,278
Investments in joint ventures	7,965	—	—	—	7,965
Other assets	2,073	—	11,581	—	13,654
	$492,599	$2,911	$336,432	$(323,307)	$508,635

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$46,770	$—	$—	$—	$46,770
Payables to affiliates	4,143	—	7,185	(11,328)	—
Accrued expenses	13,238	—	4,438	—	17,676
Billings in excess of contract revenues	6,706	—	—	—	6,706
Current maturities of long-term debt	6,490	—	—	(4,540)	1,950
Total current liabilities	77,347	—	11,623	(15,868)	73,102
Long-term debt	19,500	—	232,800	—	252,300
Notes payable to affiliates	22,702	—	—	(22,702)	—
Deferred income taxes	85,311	(13)	5,131	—	90,429
Other	4,630	—	684	—	5,314
Total liabilities	209,490	(13)	250,238	(38,570)	421,145
Minority interests	—	—	—	1,599	1,599
Stockholder’s equity	283,109	2,924	86,194	(286,336)	85,891
	$492,599	$2,911	$336,432	$(323,307)	$508,635

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2005

Successor Basis
	Guarantor	Other	GLD	Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
Contract revenues	$423,399	$—	$—	$—	$423,399
Costs of contract revenues	(372,528)	—	482	—	(372,046)
Gross profit	50,871	—	482	—	51,353
General and administrative expenses	(29,235)	(65)	(22)	—	(29,322)
Subpoena-related expenses.	(2,865)	—	—	—	(2,865)
Amortization of intangible assets	(786)	—	—	—	(786)
Impairment of intangible assets	(5,718)	—	—	—	(5,718)
Operating income (loss)	12,267	(65)	460	—	12,662
Interest expense, net	(4,015)	—	(19,040)	—	(23,055)
Equity in earnings (loss) of subsidiaries	(43)	—	55,561	(55,518)	—
Equity in earnings of joint venture	2,328	—	—	—	2,328
Minority interests	—	—	—	(251)	(251)
Income (loss) before income taxes	10,537	(65)	36,981	(55,769)	(8,316)
Provision for income taxes	44,358	22	(48,573)	5,557	1,364
Net income (loss)	$54,895	$(43)	$(11,592)	$(50,212)	$(6,952)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2004

Successor Basis
	Guarantor	Other	GLD	Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
Contract revenues	$350,862	$—	$—	$—	$350,862
Costs of contract revenues	(315,675)	(13)	748	—	(314,940)
Gross profit (loss)	35,187	(13)	748	—	35,922
General and administrative expenses	(25,208)	(64)	(201)	—	(25,473)
Amortization of intangible assets	(4,174)	—	—	—	(4,174)
Subpoena-related expenses	(2,317)	—	—	—	(2,317)
Demolition litigation expense.	(1,275)	—	—	—	(1,275)
Sale-related expenses	(138)	—	(135)	—	(273)
Operating income (loss)	2,075	(77)	412	—	2,410
Interest expense, net	(4,116)	—	(16,218)	—	(20,334)
Equity in loss of subsidiaries	(52)	—	(486)	538	—
Equity in earnings of joint venture	2,339	—	—	—	2,339
Minority interests	—	—	—	132	132
Income (loss) before income taxes	246	(77)	(16,292)	670	(15,453)
Provision for income taxes	(864)	25	5,486	(281)	4,366
Net loss	$(618)	$(52)	$(10,806)	$389	$(11,087)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2003

Predecessor Basis
	Guarantor	Other	GLD	Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
Contract revenues	$401,300	$—	$—	$(2,500)	$398,800
Costs of contract revenues	(329,391)	(48)	(1,148)	2,391	(328,196)
Gross profit (loss)	71,909	(48)	(1,148)	(109)	70,604
General and administrative expenses	(27,692)	(57)	(118)	—	(27,867)
Sale-related expenses	(5,996)	—	(4,639)	—	(10,635)
Operating income (loss)	38,221	(105)	(5,905)	(109)	32,102
Interest expense, net	(2,530)	—	(18,187)	—	(20,717)
Sale-related financing costs	—	—	(13,113)	—	(13,113)
Equity in (loss) earnings of subsidiaries	(58)	—	21,290	(21,232)	—
Equity in earnings of joint ventures	1,422	—	—	—	1,422
Minority interests	—	—	—	28	28
Income (loss) before income taxes	37,055	(105)	(15,915)	(21,313)	(278)
Provision for income taxes	(15,674)	37	6,684	7,635	(1,318)
Net income (loss)	$21,381	$(68)	$(9,231)	$(13,678)	$(1,596)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2005

	Successor Basis
	Guarantor	Other	GLD	Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$80,636	$(30)	$(70,326)	$—	$10,280
Investing Activities
Purchases of property and equipment	(12,645)	—	—	—	(12,645)
Dispositions of property and equipment.	5,468	—	—	—	5,468
Cash released from (funded to) equipment escrow	—	—	—	—	—
Acquisition of Predecessor common and preferred shares	—	—	—	—	—
Net cash flows from investing activities	(7,177)	—	—	—	(7,177)
Financing Activities
Repayments of long-term debt	(1,950)	—	(1,500)	—	(3,450)
Net change in accounts with affiliates	(27,196)	30	27,166	—	—
Repayment of capital lease debt	(1,014)	—	—	—	(1,014)
Net cash flows from financing activities	(30,160)	30	25,666	—	(4,464)
Net change in cash and equivalents	43,299	—	—	—	(1,361)
Cash and equivalents at beginning of year	1,957	5	—	—	1,962
Cash and equivalents at end of year	$45,256	$5	$—	$—	$601

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2004

	Successor Basis
	Guarantor	Other	GLD	Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$22,679	$(64)	$(5,166)	$—	$17,449
Investing Activities
Purchases of property and equipment	(23,085)	—	—	—	(23,085)
Dispositions of property and equipment	10,236	25	—	—	10,261
Cash released from (funded to) equipment escrow	876	—	—	—	876
Distributions from equity joint ventures	—	—	—	—	—
Acquisition of Predecessor common and preferred shares	527	527	—	—	—
Net cash flows from investing activities	(11,446)	25	—	—	(11,421)
Financing Activities
Repayments of long-term debt	(1,950)	—	(2,500)	—	(4,450)
Net change in accounts with affiliates	(8,631)	35	8,596	—	—
Financing fees	(219)	—	(930)	—	(1,149)
Repayment of capital lease debt	(1,242)	—	—	—	(1,242)
Net cash flows from financing activities	(12,042)	35	5,166	—	(6,841)
Net change in cash and equivalents	(809)	(4)	—	—	(813)
Cash and equivalents at beginning of year	2,766	9	—	—	2,775
Cash and equivalents at end of year	$1,957	$5	$—	$—	$1,962

AMBOY AGGREGATES (A JOINT VENTURE)

REPORT ON FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Report of Independent Public Accountants

To the Partners

Amboy Aggregates

We have audited the accompanying balance sheets of Amboy Aggregates (A Joint Venture) as of December 31, 2005 and 2004, and the related statements of income and partners’ capital and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amboy Aggregates (A Joint Venture) as of December 31, 2005 and 2004, and its results of operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. COHN LLP

Roseland, New Jersey

January 16, 2006

AMBOY AGGREGATES (A JOINT VENTURE)

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$291,195	$941,523
Accounts and note receivable, net of allowance for doubtful accounts of $288,269	4,819,547	4,988,324
Inventory	2,375,557	1,474,925
Prepaid expenses and other current assets	162,789	217,762
Due from general partners		10,331
Due from affiliates	112,379

Total current assets	7,761,467	7,632,865

Property, plant and equipment, net of accumulated depreciation	5,195,665	5,291,008
Investment in joint venture	3,451,615	2,900,017
Permits, net of accumulated amortization of $73,798 and $38,841	294,674	228,586

Totals	$16,703,421	$16,052,476

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$1,220,111	$1,065,532
Accrued expenses and other current liabilities	271,483	911,967
Due general partners	3,096
Due affiliates		89,154

Total current liabilities	1,494,690	2,066,653

Commitments and contingencies

Partners’ capital	15,208,731	13,985,823

Totals	$16,703,421	$16,052,476

See Notes to Financial Statements.

AMBOY AGGREGATES (A JOINT VENTURE)

STATEMENTS OF INCOME AND PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Revenue:
Net sales	$28,362,519	$29,823,487	$23,956,595
Interest	6,153		58

Totals	28,368,672	29,823,487	23,956,653

Costs and expenses:
Cost of sales	22,753,086	24,056,131	21,314,868
Selling	218,351	202,722	277,414
General and administrative	1,836,329	1,562,289	1,202,526
Interest	14,596	31,307	72,460

Totals	24,822,362	25,852,449	22,867,268

Income from operations	3,546,310	3,971,038	1,089,385
Equity in income of joint venture	1,051,598	706,039	814,507

Net income	4,597,908	4,677,077	1,903,892

Partners’ capital, beginning of year	13,985,823	13,008,746	11,104,854

Distributions	(3,375,000)	(3,700,000)

Partners’ capital, end of year	$15,208,731	$13,985,823	$13,008,746

See Notes to Financial Statements.

AMBOY AGGREGATES (A JOINT VENTURE)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Operating activities:
Net income	$4,597,908	$4,677,077	$1,903,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,303,561	1,243,757	1,382,336
Amortization of deferred charges and permits	34,957	22,326	25,086
Provision for doubtful accounts			120,000
Equity in income of joint venture, net of dividends received of $500,000 and $1,060,000 in 2005 and 2004	(551,598)	353,961	(814,507)
Changes in operating assets and liabilities:
Accounts receivable	168,777	(1,239,836)	(960,794)
Inventory	(900,632)	694,375	141,362
Prepaid expenses and other current assets	54,973	(24,696)	(23,273)
Due from general partners and affiliates	(188,106)	(151,589)	126,460
Accounts payable	154,579	(63,971)	167,263
Accrued expenses and other liabilities	(640,484)	400,048	71,972

Net cash provided by operating activities	4,033,935	5,911,452	2,139,797

Investing activities:
Capital expenditures	(1,208,218)	(573,413)	(345,097)
Increase in permits	(101,045)	(99,900)	(8,664)

Net cash used in investing activities	(1,309,263)	(673,313)	(353,761)

Financing activities:
Payments of long-term debt			(1,592,517)
Repayments of note payable—bank		(900,000)	(100,000)
Distributions	(3,375,000)	(3,700,000)

Net cash used in financing activities	(3,375,000)	(4,600,000)	(1,692,517)

Net increase (decrease) in cash and cash equivalents	(650,328)	638,139	93,519

Cash and cash equivalents, beginning of year	941,523	303,384	209,865

Cash and cash equivalents, end of year	$291,195	$941,523	$303,384

Supplemental disclosure of cash flow data:
Interest paid	$14,596	$31,307	$72,460

Supplemental disclosure of noncash investing and financing activities:
Equipment purchased with liability to affiliates			$120,000

See Notes to Financial Statements.

AMBOY AGGREGATES (A JOINT VENTURE)

NOTES TO FINANCIAL STATEMENTS

Note 1—Organization and business:

Amboy Aggregates (the “Partnership”) was established on January 1, 1989 as an equal Joint Venture between Great Lakes Dredge and Dock Company and Ralph Clayton and Sons Materials, L.P.

The Partnership operates principally in one business segment which is to dredge, process, transport and sell fine aggregate in the New York Metropolitan area.

Note 2—Summary of significant accounting policies:

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash equivalents:

The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentrations of credit risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Partnership maintains its cash and cash equivalents with high credit quality financial institutions. At times, the Partnership’s cash and cash equivalents exceed the current insured amount under the Federal Deposit Insurance Corporation of $100,000. At December 31, 2005, the Partnership had cash and cash equivalents with one bank that exceeded Federally insured limits in the amount of approximately $587,000.

The Partnership generally extends credit to its customers, a significant portion of which are in the construction industry. During 2005, 2004 and 2003, approximately 70%, 79% and 85%, respectively, of the Partnership’s net sales were derived from nonrelated major customers who accounted for approximately $4,011,000 and $3,793,000 of the accounts receivable balance at December 31, 2005 and 2004, respectively.

The Partnership closely monitors the extension of credit to its customers while maintaining allowances for potential credit losses. On a periodic basis, the Partnership evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Management does not believe that significant credit risk exists at December 31, 2005.

Inventory:

Inventory is stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market.

Property, plant and equipment:

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

Investment in joint venture:

The investment is recorded on the equity method.

Permits:

Costs incurred in connection with obtaining permits to dredge the Partnership’s products are amortized on the straight-line basis over the term of the related permits.

Revenue recognition:

Sales are recognized when revenue is realized or becomes realizable and has been earned. In general, revenue is recognized when the earnings process is complete and collectibility assured which is usually upon shipment of the product.

Amounts billed related to shipping and handling are included in revenue.

Shipping costs:

Shipping and handling costs, which are included in cost of sales, amounted to $3,553,179, $3,756,740 and $5,455,341 in 2005, 2004 and 2003, respectively.

Income taxes:

Income or loss of the Partnership is includible in the income tax returns of the partners in proportion to their respective interests. Accordingly, there is no provision for income taxes in the accompanying financial statements.

Note 3—Inventory:

Inventory consists of the following:

	2005	2004
Raw materials	$780,860	$833,300
Finished goods	1,493,317	544,885
Supplies	101,380	96,740
Totals
	$2,375,557	$1,474,925

Note 4—Property, plant and equipment:

Property, plant and equipment consists of the following:

	Range of
	Estimated
	Useful
	Lives
	(Years)	2005	2004
Land		$677,408	$677,408
Plant and equipment	3 to 15	8,992,476	8,195,020
Delivery equipment (Scows)	10 to 20	8,582,676	8,323,441
Dredging system	15 to 20	14,542,109	14,453,763
Office equipment and trailers	10	244,601	244,601
Automobiles and trucks	3 to 5	201,943	306,035
		33,241,213	32,200,268
Less accumulated depreciation		28,045,548	26,909,260
Totals		$5,195,665	$5,291,008

Note 5—Investment in joint venture:

The Partnership has a 50% interest in a joint venture whose principal business activity is to process and sell fine aggregate and stone to additional markets in the New York Metropolitan area.

In 2005 and 2004, the joint venture distributed $500,000 and $1,000,000, respectively, to the other 50% member of the joint venture.

Summarized financial information of the joint venture as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 is as follows:

	2005	2004
Balance sheet data:
Assets:
Current assets	$8,391,997	$6,265,184
Property, plant and equipment	900,127	790,092
Other	50,000	25,027

Total assets	$9,342,124	$7,080,303

	2005	2004	2003
Balance sheet data (concluded):
Liabilities and members’ equity:
Liabilities:
Current liabilities	$2,438,895	$1,190,494
Other		89,775

Total liabilities	2,438,895	1,280,269
Members’ equity	6,903,229	5,800,034

Total liabilities and members’ equity	$9,342,124	$7,080,303

Income statement data:
Net sales	$26,451,926	$18,881,345	$16,909,173
Costs and expenses	24,348,731	17,469,267	15,280,158
Net income	$2,103,195	$1,412,078	$1,629,015

Note 6—Accrued expenses and other current liabilities:

Accrued expenses and other current liabilities consist of the following:

	2005	2004
Compensation	$271,483	$855,433
Union health and welfare		56,534
Totals	$271,483	$911,967

Note 7—Credit facility:

The Partnership has available a $3,000,000 revolving credit facility, borrowings under which are secured by the Partnership’s accounts receivable and inventory and bear interest at either the bank’s base rate or the 60/90 day LIBOR plus 130 basis points and which expires on August 31, 2007. There is a stand-by fee of 1 / 2 % per year on the unused portion of the revolving credit facility. The Partnership had no outstanding borrowings under the revolving credit facility at December 31, 2005 and 2004.

Note 8—Retirement plans:

Pension plan:

Employees covered by a union agreement are included in a multi-employer pension plan to which the Partnership makes contributions in accordance with the contractual union agreement. The Partnership made contributions of $397,064, $326,821 and $268,665 during the years ended December 31, 2005, 2004 and 2003, respectively. Plan benefit and net asset data for the multi-employer pension plan for union employees are not available.

401(k) plan:

The Partnership maintains a retirement plan qualifying under Section 401(k) of the Internal Revenue Code which allows eligible employees to defer a portion of their income through contributions to the plan. Under the provisions of the plan, the Partnership makes contributions for the benefit of the employees, subject to certain limitations. The Partnership’s contributions for the years ended December 31, 2005, 2004 and 2003 were $87,888, $83,231, $76,255, respectively.

Note 9—Commitments and contingencies:

License agreement:

The Partnership has a license agreement with the State of New Jersey which enables the Partnership to dredge in the Ambrose Channel for commercial sand. Under this agreement, the State of New Jersey receives a royalty fee based on the amount of material dredged of $.47 per cubic yard. Royalties charged to operations during the years ended December 31, 2005, 2004 and 2003 amounted to $748,405, $1,012,891 and $832,420, respectively.

Operating leases:

The Partnership leases property and equipment under operating leases which expire on various dates through July 2011. The equipment leases provide for purchase options at the end of the fifth and tenth year. Rent expense approximated $436,000, $461,000 and $404,000 in 2005, 2004 and 2003, respectively. Future minimum lease payments under the operating leases in each of the five years subsequent to December 31, 2005 and thereafter are as follows:

Year Ending December 31,	Amount
2006	$455,608
2007	462,499
2008	319,562
2009	283,951
2010	149,711
Thereafter	29,249
Total	$1,700,580

Litigation:

In 2005, the City of South Amboy adopted a resolution declaring the Partnership’s property in need of redevelopment. The determination is currently on appeal before the courts and the ultimate outcome is not determinable.

Additionally, in the ordinary course of business, the Partnership is a party in various legal proceedings. In the opinion of management, resolution of these claims is not expected to have a material adverse impact on the financial position or results of operations of the Partnership.

Note 10—Related party transactions:

During 2005, 2004 and 2003, the Partnership had sales to the joint venture and the other 50% member of the joint venture aggregating approximately $1,230,000, $720,000 and $732,000, respectively. In addition, during 2005, 2004 and 2003, the Partnership purchased merchandise from the joint venture aggregating approximately $2,858,000, $1,737,000 and $1,981,000, respectively. Also during 2003, the Partnership purchased equipment from the joint venture totaling $120,000. Amounts due to/from affiliates at December 31, 2005 and 2004 arose from these transactions.

During 2005, the Partnership purchased merchandise from one of its members for approximately $42,000. Amounts due general partners arose from these transactions.

During 2004 and 2003, the Partnership had sales to one of its members of $49,000 and $204,000, respectively. Amounts due from general partners arose from these transactions.

During 2005, 2004 and 2003, the Partnership paid rent to an entity whose members are partners of the Partnership totaling $180,000, $180,000 and $150,000, respectively. The lease, which requires monthly payments of $15,000, expires in February 2008.