Form 10-Q
period 2006-09-30
GREAT LAKES DREDGE & DOCK CORP
filed 2006-11-14
CIK 885538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, there were outstanding 1,000 shares of Common Stock and zero shares of Preferred Stock.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2006

PART I – Financial Information

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and equivalents	$2,007	$601
Accounts receivable, net	73,124	85,114
Contract revenues in excess of billings	18,269	14,352
Inventories	21,939	17,084
Prepaid expenses and other current assets	28,637	17,113
Total current assets	143,976	134,264
Property and equipment, net	244,727	240,849
Goodwill	98,747	98,747
Other intangible assets, net	1,334	1,579
Inventories	11,418	11,206
Investments in joint ventures	9,230	8,605
Other assets	12,013	11,987
Total assets	$521,445	$507,237

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$50,574	$50,836
Accrued expenses	30,416	24,264
Billings in excess of contract revenues	13,899	8,108
Current maturities of long-term debt	1,950	1,950
Total current liabilities	96,839	85,158
Long-term debt	249,888	248,850
Deferred income taxes	87,079	88,154
Other	7,506	4,473
Total liabilities	441,312	426,635
Minority interest	2,010	1,850
Commitments and contingencies (Note 13)	—	—
Stockholder’s equity:
Common stock, $.01 par value; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	97,000	97,000
Accumulated deficit	(17,565)	(18,039)
Accumulated other comprehensive loss	(1,312)	(209)
Total stockholder’s equity	78,123	78,752
Total liabilities and stockholder’s equity	$521,445	$507,237

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Contract revenues	$81,698	$119,745	$304,185	$313,039
Costs of contract revenues	72,215	103,184	265,532	278,005
Gross profit	9,483	16,561	38,653	35,034

General and administrative expenses	6,262	7,493	20,692	21,230
Subpoena-related expenses	170	459	599	2,269
Amortization of intangible assets	65	183	245	583
Impairment of intangible assets	—	5,718	—	5,718
Operating income	2,986	2,708	17,117	5,234
Interest expense, net	(5,124)	(6,439)	(17,340)	(17,305)
Equity in earnings of joint ventures	693	912	1,275	1,674
Minority interests	(35)	36	(160)	(184)
Income (loss) before income taxes	(1,480)	(2,783)	892	(10,581)
Income tax (expense) benefit	510	(943)	(418)	1,678
Net income (loss)	$(970)	$(3,726)	$474	$(8,903)

See notes to unaudited condensed consolidated financial statements.

Great Lakes Dredge & Dock Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September
	2006	2005
Operating Activities
Net income (loss)	$474	$(8,903)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	18,768	18,478
Earnings of joint ventures	(1,275)	(1,674)
Distribution from equity joint ventures	650	500
Minority interests	160	184
Deferred income taxes	(4,110)	(2,830)
Gain on dispositions of property and equipment	(768)	(19)
Impairment of intangible assets	—	5,718
Other, net	1,395	1,283
Changes in assets and liabilities:
Accounts receivable	11,990	(6,105)
Contract revenues in excess of billings	(3,917)	(3,827)
Inventories	(5,067)	109
Prepaid expenses and other current assets	(7,360)	(5,721)
Accounts payable and accrued expenses	3,731	8,287
Billings in excess of contract revenues	5,791	3,136
Other noncurrent assets and liabilities	2,210	16
Net cash flows from operating activities	22,672	8,632

Investing Activities
Purchases of property and equipment	(21,011)	(9,437)
Dispositions of property and equipment	1,502	4,596
Loan to related party	(1,407)	—
Net cash flows from investing activities	(20,916)	(4,841)

Financing Activities
Repayments of long-term debt	(4,462)	(1,462)
Borrowings under revolving loans, net of repayments	5,500	—
Financing Fees	(361)	—
Repayment of capital lease debt	(1,027)	(806)
Net cash flows from financing activities	(350)	(2,268)
Net change in cash and equivalents	1,406	1,523
Cash and equivalents at beginning of period	601	1,962
Cash and equivalents at end of period	$2,007	$3,485

Supplemental Cash Flow Information
Cash paid for interest	$12,440	$11,524
Cash paid for taxes	$3,043	$85

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

2.              Proposed Transaction

On June 20, 2006, GLDD Acquisitions Corp., the parent company of Great Lakes, signed an Agreement and Plan of Merger (“Agreement”) with Aldabra Acquisition Corporation.  Aldabra is a blank check company formed for the purpose of investing in a business to build long term value.  Under the terms of the Agreement, Great Lakes’ parent company will merge with a subsidiary of Aldabra and GLDD Acquisitions’ stockholders will receive common stock of Aldabra.  Aldabra will then merge into an indirect wholly-owned subsidiary and, in connection with this holding company merger, the stockholders of Aldabra (including the former GLDD Acquisitions’ stockholders) will receive stock in a new holding company, which will shortly after closing be renamed Great Lakes Dredge & Dock Corporation.  The surviving corporation will be owned approximately 67% by MDP and approximately 5% by Great Lakes’ management (based on Aldabra’s price per share of $5.70 as of November 3, 2006 and assuming no exercise of conversion rights by Aldabra stockholders), before giving effect to the exercise of any outstanding Aldabra warrants.  The available cash of Aldabra will be used to pay down the Company’s senior bank term debt and to pay transaction expenses.  GLDD’s $175,000 of 7¾% Senior Subordinated Notes due 2013 will remain outstanding.

The transaction has been approved by the boards of both Great Lakes and Aldabra, but is subject to customary closing conditions including review under the Hart-Scott-Rodino Act and the approval of Aldabra’s stockholders.  In addition, the closing is conditioned on the holders of fewer than 20% of the shares of common stock of Aldabra issued in its initial public offering voting against the transaction and electing to convert those shares into cash, as permitted by Aldabra’s certificate of incorporation.  The transaction is anticipated to close by the end of 2006.

3.              Comprehensive loss

Total comprehensive loss is comprised of the Company’s net loss and net unrealized gains (losses) on cash flow hedges.  Total comprehensive loss for the three months ended September 30, 2006 and 2005 was $2,553 and $3,578, respectively.  Total comprehensive loss for the nine months ended September 30, 2006 and 2005 was $629 and $7,924, respectively.

4.              Risk management activities

The Company uses derivative instruments to manage commodity price, interest rate, and foreign currency exchange risks.  Such instruments are not used for trading purposes.  As of September 30, 2006, the Company was party to various swap arrangements to hedge the price of a portion of its diesel fuel purchase requirements for work in its backlog to be performed through December 2006. As of September 30, 2006, there were 5.6 million gallons remaining on these contracts.  Under these agreements, the Company will pay fixed prices ranging from $1.75 to $2.21 per gallon.  At September 30, 2006 and December 31, 2005, the fair value liability on these contracts was estimated to be $2,163 and $344, respectively, based on quoted market prices, and is recorded in accrued liabilities. Ineffectiveness related to these fuel hedge arrangements was determined to be immaterial.  The remaining losses included in accumulated other comprehensive income at September 30, 2006 will be reclassified into earnings over the next twelve months, corresponding to the period during which the hedged fuel is expected to be utilized.

In February 2004, the Company entered into an interest rate swap arrangement, which in July 2006 was extended through December 15, 2013, to swap a notional amount of $50 million from a fixed rate of 7.75% to a floating LIBOR-based rate in order to manage the interest rate paid with respect to the Company’s 7¾% senior subordinated debt.  The fair value liability of the swap at September 30, 2006 and December 31, 2005 was $1,649 and $1,598, respectively, and is recorded in accrued liabilities.  The swap is not accounted for as a hedge; therefore, the changes in fair value are recorded as adjustments to interest expense in each reporting period.

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of the Company’s variable rate debt (primarily bank debt) approximates fair values, based on prevailing market rates.  The fair value of the Company’s $175,000 of 7¾% senior subordinated notes was $162,750 and $157,500 at September 30, 2006 and December 31, 2005, respectively, based on quoted market prices.

5.              Accounts receivable

Accounts receivable at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005
Completed contracts	$19,567	$33,818
Contracts in progress	44,955	41,885
Retainage	9,321	10,016
	73,842	85,719
Allowance for doubtful accounts	(718)	(605)

	$73,124	$85,114

6.              Contracts in progress

The components of contracts in progress at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005
Costs and earnings in excess of billings:
Costs and earnings for contracts in progress	$121,983	$196,846
Amounts billed	(106,514)	(185,635)
Costs and earnings in excess of billings for contracts in progress	15,469	11,211
Costs and earnings in excess of billings for completed contracts	2,800	3,141

	$18,269	$14,352

Prepaid contract costs (included in prepaid expenses and other current assets)	$2,296	$1,541

Billings in excess of costs and earnings:
Amounts billed	$(144,342)	$(113,243)
Costs and earnings for contracts in progress	130,443	105,135

	$(13,899)	$(8,108)

7.              Intangible assets

The net book value of intangible assets is as follows:

	Weighted Average
	Estimated		Accumulated
	Life	Cost	Amortization	Net
As of September 30, 2006:
Customer contract backlog	—	$4,237	$4,237	$—
Demolition customer relationships	7 years	1,093	579	514
Software and databases	8.5 years	1,209	389	820
		$6,539	$5,205	$1,334

8.              Investment in Joint Ventures

The Company has a 50% ownership interest in Amboy Aggregates (“Amboy”), whose primary business is the dredge mining and sale of fine aggregate. The Company accounts for its investment in Amboy using the equity method. The following table includes Amboy’s summarized financial information for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	7,181	8,508	17,576	18,839

Costs and expenses	5,795	6,684	15,026	15,583

Net income	$1,386	$1,824	$2,550	$3,256

Great Lakes 50% share	$693	$912	$1,275	$1,628

Amboy has a loan with a bank, which contains certain restrictive covenants, including limitations on the amount of distributions to its joint venture partners. It is the intent of the joint venture partners to periodically distribute Amboy’s earnings, to the extent allowed by Amboy’s bank agreement.

In 2003, the Company and its Amboy joint venture partner each purchased a 50% interest in land, which is adjacent to the Amboy property and may be used in connection with the Amboy operations. The Company’s share of the purchase price totaled $1,047 and is reflected in investments in joint ventures. There was no income from that land in 2006 and $46 for the nine months ended September 30, 2005.

For the nine months ended September 30, 2006 and 2005, the Company received distributions from Amboy totaling $650 and $500, respectively.

9.              Accrued expenses

Accrued expenses at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005
Insurance	$9,713	$6,387
Payroll and employee benefits	5,229	8,927
Income and other taxes	5,379	3,817
Interest	4,570	1,115
Fuel hedge liability	2,163	344
Equipment leases	1,274	933
Interest rate swap liability	219	1,598
Other	1,869	1,143

	$30,416	$24,264

10.       Segment information

The Company operates in two reportable segments: dredging and demolition.  The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented.  Management uses operating income to evaluate performance between the two segments. Segment information for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Dredging
Contract revenues	$69,449	$106,353	$268,170	$275,699
Operating income	2,073	8,895	13,845	8,552

Demolition
Contract revenues	$12,249	$13,392	$36,015	$37,340
Operating income (loss)	913	(6,187)	3,272	(3,318)

Total
Contract revenues	$81,698	$119,745	$304,185	$313,039
Operating income	2,986	2,708	17,117	5,234

In the third quarter of each year the Company performs its annual test for impairment of goodwill. Quarter and year-to-date 2005 Demolition operating income was impacted due to the write down the value of goodwill and certain intangible assets. In 2005, Great Lakes renegotiated its compensation arrangements with the president of its demolition segment. As a result of the increased incentive compensation to be paid in the future, Great Lakes revised future performance expectations for this segment, and wrote down the value of goodwill and certain intangible assets related to the segment by $5.7 million. There is no impairment in 2006. In addition, foreign dredging revenue of $22,598 for the quarter was primarily attributable to work done in Bahrain. The majority of the Company’s long-lived assets are marine vessels and related equipment. At any point in time, the Company may employ certain assets outside of the U.S., as needed, to perform work on the Company’s foreign projects.

11.       Related Party Transactions

In 2005 the president and minority owner of the demolition business purchased land and a building to accommodate new and expanded office and garage facilities for NASDI.  During 2006 various improvements to the land, building and interior office space were funded by NASDI.  A portion of these expenditures were for the benefit of the owner of the property and therefore at September 30, 2006 there is a receivable from the president of NASDI of $1,407 related to those expenditures.  The remaining expenditures relate to leasehold improvements owned by NASDI and were capitalized and will be amortized over the lease term.  NASDI will sign a long term lease with the president and begin to occupy the facilities in the fourth quarter of this year.

12.       Long-Term Debt

On August 28, 2006, Great Lakes entered into an amendment of its Credit Agreement with its senior secured lenders to increase the Company’s total leverage ratio to 5.6 to 1.0 for the four consecutive fiscal quarters ending September 30, 2006.  Also in September of 2006, Great Lakes entered into an amendment to its equipment loan to increase the maximum total leverage ratio to 5.6 to 1.0 for the four consecutive fiscal quarters ending September 30, 2006 and obtained a waiver under its bonding agreement of compliance with the net worth requirement for the fiscal quarter ending September 30, 2006.  Although amendments and waivers were obtained for the aforementioned covenants, at September 30, 2006, Great Lakes was in compliance with all the original financial covenants in its senior credit agreements and surety agreement.

On September 29, 2006, Great Lakes secured a $20 million International Letter of Credit Facility with Wells Fargo HSBC Trade Bank.  This facility will be used for performance and advance payment guarantees on foreign contracts, including the Diyaar contract.  The Company’s obligations under the agreement are guaranteed by the Company’s foreign accounts receivable.  In addition, the Export-Import Bank of the United States (“Ex-Im”) has issued a guarantee under the Ex-Im Bank’s Working Capital Guarantee Program which covers 90% of the obligations owing under the facility.  The Company issued its first Letter of Credit under this facility on October 30, 2006 for a portion of the performance guarantee on the Diyaar project.

13.       Commitments and contingencies

At September 30, 2006, the Company was contingently liable, in the normal course of business, for $18,792 in undrawn letters of credit, relating to foreign contract performance guarantees and insurance payment liabilities.

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

Borrowings under the Company’s Credit Agreement are secured by first lien mortgages on certain operating equipment of the Company with a net book value of approximately $80,000 at December 31, 2005.  Additionally, the Company obtains its performance and bid bonds through an underwriting and indemnity agreement with a surety company that has been granted a security interest in a substantial portion of the Company’s operating equipment with a net book value of approximately $84,000 at December 31, 2005.  The Company also has an equipment term loan, which is secured by a first lien mortgage on certain operating equipment with a net book value of approximately $20,000 at December 31, 2005. The net book value of equipment serving as collateral under these agreements at September 30, 2006 does not materially differ from the values at December 31, 2005.  These agreements contain provisions requiring the Company to maintain certain financial ratios and restricting the Company’s ability to pay dividends, incur indebtedness, create liens, and take certain other actions.  The Company was in compliance with all required covenants at September 30, 2006.

The performance and bid bonds issued under the bonding agreement are customarily required for dredging and marine construction projects, as well as some demolition projects.  Bid bonds are generally obtained for a percentage of bid value and aggregate amounts outstanding typically range from $5,000 to $10,000.  Performance bonds typically cover 100% of the contract value with no maximum bond amounts.  At September 30, 2006, the Company had outstanding performance bonds valued at approximately $237,080; however the revenue value remaining in backlog related to these projects totaled approximately $204,453 at September 30, 2006.

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

On February 10, 2004, the Company was served with a subpoena to produce documents in connection with a federal grand jury convened in the United States District Court for the District of South Carolina.  The Company believes the grand jury has been convened to investigate the United States dredging industry in connection with work performed for the U.S. Army Corp of Engineers.  As of September 12, 2006 the Company believes it has fully complied with all requests related to the federal subpoena matter and has delivered its affidavit to that effect.  The Company has received no additional communications from the Justice Department since that date; however, the matter continues to remain open. The Company continues to incur legal costs although at a much reduced level from last year.  These expenses totaled approximately $170 and $599 for the three and nine months ended September 30, 2006 compared to $459 and $2,269 for the same periods in 2005.

In the normal course of business, the Company is a party to various personal injury lawsuits.  The Company maintains insurance to cover claims that arise from injuries to its hourly workforce subject to a deductible. Recently there has been an increase in suits filed in Texas.  Two Texas law firms are aggressively pursuing personal injury claims on behalf of dredging workers resident in certain areas of Texas.  An unprecedented number of lawsuits are being filed for incidents that would not have likely escalated to claims in the past.  However, aggressive legal representation and medical advice is increasing the seriousness of claimed injuries and the amount demanded in settlement.  In the first quarter of this year a $2.0 million charge was recorded to increase the Company’s reserves for the self-insured portion of these liabilities.  In the second quarter the Company recorded another $1.3 million charge related primarily to new lawsuits filed during the quarter and based on claims activity during the third quarter these reserves have remained adequate. The Company’s recorded self insurance reserves represent its best estimate of the outcomes of these claims and the Company does not believe that it is reasonably possible there will be a material adverse impact to the Company’s financial position or results of operations or cash flows related to such claims.  However, the occurrence in the future of new claims of a similar nature is not possible to predict and while the Company does not believe that additional claims would have a material impact on the Company’s financial position, it is possible they could be material to the results of operations and cash flows in future periods.

On April 24, 2006, a class action complaint (Reed v. United States) was filed in the U.S. District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005 (the “Katrina Claims”). The Reed suit names as defendants the U.S. government, Great Lakes Dredge & Dock Company, and numerous other dredging companies that completed dredging projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet (“MRGO”) between 1993 and 2005. The Reed complaint alleges that dredging of MRGO caused the destruction of the Louisiana wetlands, which had provided a natural barrier against some storms and hurricanes. The complaint alleges that this loss of natural barriers contributed to the failure of the levees as Katrina floodwaters damaged plaintiffs’ property. The Reed complaint asserts claims of negligence, warranty, concealment and violations of the Water Pollution Control Act. Other plaintiffs have filed similar class action complaints. In addition, plaintiffs have filed one mass tort case. All these cases raise the same claims as Reed. One dredging company has filed a cross-claim seeking contribution and indemnification. The amount of claimed damages is not stated, but is presumed to be significant. On October 19, 2006, Great Lakes filed for exoneration or limitation of liability under the Limitation of Liability Act in federal district court. This limitation action stays all outstanding Katrina lawsuits against Great Lakes, including the lawsuits mentioned above, pending resolution of Great Lakes’ exoneration and limitation claims. Great Lakes believes it has meritorious claims to either exoneration from all liability or limitation of liability at not more than $55 million, which is the value of the vessels which conducted the MRGO dredging work. These defenses include arguments for both statutory and constitutional immunity from liability for the Katrina Claims. In addition, Great Lakes maintains $150 million in insurance coverage for the Katrina Claims. Great Lakes does not believe it is reasonably possible that the Katrina Claims will have a material adverse impact on its financial condition or results of operations and cash flows.

14.       Effects of recently issued accounting pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Great Lakes is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (SAB108).  SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements.  It is effective for financial statements issued after November 15, 2006.  Great Lakes does not believe the adoption of SAB 108 will have a material impact on the consolidated financial statements.

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

Condensed Consolidating Balance Sheet at September 30, 2006

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiaries	Corporation	Eliminations	Totals
ASSETS
Current assets:
Cash and equivalents	$1,997	$10	$—	$—	$2,007
Accounts receivable, net	73,124	—	—	—	73,124
Receivables from affiliates	12,929	2,838	4,540	(20,307)	—
Contract revenues in excess of billings	18,269	—	—	—	18,269
Inventories	21,939	—	—	—	21,939
Prepaid expenses and other current assets	18,137	—	10,500	—	28,637
Total current assets	146,395	2,848	15,040	(20,307)	143,976
Property and equipment, net	241,152	—	3,575	—	244,727
Goodwill	98,747	—	—	—	98,747
Other intangible assets, net	1,334	—	—	—	1,334
Investments in subsidiaries	2,848	—	371,717	(374,565)	—
Notes receivable from affiliates	—	—	22,702	(22,702)	—
Inventories	11,418	—	—	—	11,418
Investments in joint ventures	9,230		—	—	9,230
Other assets	3,090		8,923	—	12,013
	$514,214	$2,848	$421,957	$(417,574)	$521,445

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$50,573	$—	$1	$—	$50,574
Payables to affiliates	7,437	—	12,871	(20,308)	—
Accrued expenses	22,335	—	8,081	—	30,416
Billings in excess of contract revenues	13,899	—	—	—	13,899
Current maturities of long-term debt	1,950	—	—	—	1,950
Total current liabilities	96,194	—	20,953	(20,308)	96,839
Long-term debt	16,088	—	233,800	—	249,888
Notes payable to affiliates	22,702	—	—	(22,702)	—
Deferred income taxes	1,291	—	85,788	—	87,079
Other	5,525	—	1,981	—	7,506
Total liabilities	141,800	—	342,522	(43,010)	441,312
Minority interests	—	—	—	2,010	2,010
Stockholder’s equity	372,414	2,848	79,435	(376,574)	78,123
	$514,214	$2,848	$421,957	$(417,574)	$521,445

Condensed Consolidating Balance Sheet at December 31, 2005

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
ASSETS
Current assets:
Cash and equivalents	$596	$5	$—	$—	$601
Accounts receivable, net	85,114	—	—	—	85,114
Receivables from affiliates	9,202	2,876	4,542	(16,620)	—
Contract revenues in excess of billings	14,352	—	—	—	14,352
Inventories	17,084	—	—	—	17,084
Prepaid expenses and other current assets	10,742	—	6,371	—	17,113
Total current assets	137,090	2,881	10,913	(16,620)	134,264
Property and equipment, net	228,393	—	12,456	—	240,849
Goodwill	98,747	—	—	—	98,747
Other intangible assets, net	1,579	—	—	—	1,579
Investments in subsidiaries	2,881	—	355,388	(358,269)	—
Notes receivable from affiliates	—	—	22,702	(22,702)	—
Inventories	11,206	—	—	—	11,206
Investments in joint ventures	8,605	—	—	—	8,605
Other assets	2,010	—	9,977	—	11,987
	$490,511	$2,881	$411,436	$(397,591)	$507,237

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$50,836	$—	$—	$—	$50,836
Payables to affiliates	7,754	—	8,866	(16,620)	—
Accrued expenses	19,460	—	4,804	—	24,264
Billings in excess of contract revenues	8,108	—	—	—	8,108
Current maturities of long-term debt	1,950	—	—	—	1,950
Total current liabilities	88,108	—	13,670	(16,620)	85,158
Long-term debt	17,550	—	231,300	—	248,850
Notes payable to affiliates	22,702	—	—	(22,702)	—
Deferred income taxes	1,199	—	86,955	—	88,154
Other	3,923	—	550	—	4,473
Total liabilities	133,482	—	332,475	(39,322)	426,635
Minority interests	—	—	—	1,850	1,850
Stockholder’s equity	357,029	2,881	78,961	(360,119)	78,752
	$490,511	$2,881	$411,436	$(397,591)	$507,237

Condensed Consolidating Statement of Operations for the Three months ended September 30, 2006

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Contract revenues	$81,698	$—	$—	$—	$81,698
Costs of contract revenues	(72,370)	—	155	—	(72,215)
Gross profit	9,328	—	155	—	9,483
General and administrative expenses	(6,244)	(16)	(2)	—	(6,262)
Subpoena-related expenses	(170)	—	—	—	(170)
Amortization of intangible assets	(65)	—	—	—	(65)
Impairment of intangible assets	—	—	—	—	—
Operating income (loss)	2,849	(16)	153	—	2,986
Interest expense, net	(1,096)	—	(4,028)	—	(5,124)
Equity in (loss) earnings of subsidiaries	(11)	—	3,285	(3,274)	—
Equity in loss of joint ventures	693	—	—	—	693
Minority interests	—	—	—	(35)	(35)
Income (loss) before income taxes	2,435	(16)	(590)	(3,309)	(1,480)
Provision for income taxes	878	5	(1,763)	1,390	510
Net income (loss)	$3,313	$(11)	$(2,353)	$(1,919)	$(970)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2005

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Contract revenues	$119,745	$—	$—	$—	$119,745
Costs of contract revenues	(103,332)	—	148	—	(103,184)
Gross profit	16,413	—	148	—	16,561
General and administrative expenses	(7,691)	(20)	218	—	(7,493)
Subpoena-related expenses	(459)	—	—	—	(459)
Amortization of intangible assets	(183)	—	—	—	(183)
Impairment of intangible assets	(5,718)	—	—	—	(5,718)
Operating income (loss)	2,362	(20)	366	—	2,708
Interest expense, net	(1,028)	—	(5,411)	—	(6,439)
Equity in (loss) earnings of subsidiaries	(13)	—	4,013	(4,000)	—
Equity in loss of joint ventures	912	—	—	—	912
Minority interests	—	—	—	36	36
Income (loss) before income taxes	2,233	(20)	(1,032)	(3,964)	(2,783)
Provision for income taxes	857	7	(3,473)	1,666	(943)
Net income (loss)	$3,090	$(13)	$(4,505)	$(2,298)	$(3,726)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2006

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals
Contract revenues	$304,185	$—	$—	$—	$304,185
Costs of contract revenues	(265,987)	—	455	—	(265,532)
Gross profit	38,198	—	455	—	38,653
General and administrative expenses	(20,629)	(46)	(17)	—	(20,692)
Subpoena-related expenses	(599)	—	—	(599)
Amortization of intangible assets	(245)	—	—	—	(245)
Impairment of intangible assets	—	—	—	—	—
Operating income (loss)	16,725	(46)	438	—	17,117
Interest expense, net	(3,263)	—	(14,077)	—	(17,340)
Equity in earnings (loss) of subsidiaries	(34)	—	16,975	(16,941)	—
Equity in earnings of joint venture	1,275	—	—	—	1,275
Minority interests	—	—	—	(160)	(160)
Income (loss) before income taxes	14,703	(46)	3,336	(17,101)	892
Provision for income taxes	2,474	12	(10,086)	7,182	(418)
Net income (loss)	$17,177	$(34)	$(6,750)	$(9,919)	$474

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2005

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Contract revenues	$313,039	$—	$—	$—	$313,039
Costs of contract revenues	(278,337)	—	332	—	(278,005)
Gross profit	34,702	—	332	—	35,034
General and administrative expenses	(21,031)	(50)	(149)	—	(21,230)
Subpoena-related expenses	(2,269)	—	—		(2,269)
Amortization of intangible assets	(583)	—	—	—	(583)
Impairment of intangible assets	(5,718)	—	—	—	(5,718)
Operating income (loss)	5,101	(50)	183	—	5,234
Interest expense, net	(3,022)	—	(14,283)	—	(17,305)
Equity in earnings (loss) of subsidiaries	(33)	—	4,821	(4,788)	—
Equity in earnings of joint venture	1,674	—	—	—	1,674
Minority interests	—	—	—	(184)	(184)
Income (loss) before income taxes	3,720	(50)	(9,279)	(4,972)	(10,581)
Provision for income taxes	436	17	(864)	2,089	1,678
Net income (loss)	$4,156	$(33)	$(10,143)	$(2,883)	$(8,903)

Condensed Consolidating Cash Flows for the Nine months ended September 30, 2006

Successor Basis

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$47,159	$(34)	$(24,453)	$—	$22,672
Investing Activities
Purchases of property and equipment	(21,011)	—	—	—	(21,011)
Dispositions of property and equipment	1,502	—	—	—	1,502
Loan to related party	(1,407)	—	—	—	(1,407)
Net cash flows from investing activities	(20,916)	—	—	—	(20,916)
Financing Activities
Repayments of long-term debt	(4,462)	—	—	—	(4,462)
Borrowings under revolving loans, net of repayments	—	—	5,500	—	5,500
Net change in accounts with affiliates	(18,992)	39	18,953	—	—
Financing fees	(361)				(361)
Repayment of capital lease debt	(1,027)	—	—	—	(1,027)
Net cash flows from financing activities	(24,842)	39	24,453	—	(350)
Net change in cash and equivalents	1,401	5	—	—	1,406
Cash and equivalents at beginning of year	596	5	—	—	601
Cash and equivalents at end of year	$1,997	$10	$—	$—	$2,007

Condensed Consolidating Cash Flows for the Nine months ended September 30, 2005

	Guarantor	Other	GLD		Consolidated
	Subsidiaries	Subsidiary	Corporation	Eliminations	Totals

Operating Activities
Net cash flows from operating activities	$13,985	$(20)	$(5,333)	$—	$8,632

Investing Activities
Purchases of property and equipment	(9,437)	—	—	—	(9,437)
Dispositions of property and equipment	4,596	—	—	—	4,596
Net cash flows from investing activities	(4,841)	—	—	—	(4,841)

Financing Activities
Repayments of long-term debt	(1,462)	—	—	—	(1,462)
Borrowings of revolving loans, net of repayments	—	—	—	—	—
Net change in accounts with affiliates	(5,353)	20	5,333	—	—
Repayment of capital lease debt	(806)	—	—	—	(806)
Net cash flows from financing activities	(7,621)	20	5,333	—	(2,268)

Net change in cash and equivalents	1,523	—	—	—	1,523
Cash and equivalents at beginning of period	1,957	5	—	—	1,962
Cash and equivalents at end of period	$3,480	$5	$—	$—	$3,485

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

Results of Operations

The following table sets forth the components of net income (loss) and EBITDA as a percentage of contract revenues for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Contract revenues	100.0%	100.0%	100.0%	100.0%
Costs of contract revenues	(88.4)	(86.2)	(87.3)	(88.8)
Gross profit	11.6	13.8	12.7	11.2
General and administrative expenses	(7.7)	(6.3)	(6.8)	(6.8)
Subpoena-related expenses	(0.2)	(0.4)	(0.2)	(0.7)
Amortization of intangible assets	(0.1)	(0.1)	(0.1)	(0.2)
Impairment of intangible assets	—	(4.8)	—	(1.8)
Operating income (loss)	3.6	2.2	5.6	1.7
Interest expense, net	(6.3)	(5.3)	(5.7)	(5.5)
Equity in earnings of joint ventures	0.9	0.8	0.4	0.6
Minority interest	(0.0)	—	(0.1)	(0.1)
Income (loss) before income taxes	(1.9)	(2.3)	0.2	(3.3)
Income tax (expense) benefit	0.8	(0.8)	(0.1)	0.5
Net income (loss)	(1.1)%	(3.1)%	0.1%	(2.8)%

EBITDA	12.1%	8.2%	12.2%	8.1%

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

The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$(970)	$(3,726)	$474	$(8,903)
Adjusted for:
Interest expense, net	5,124	6,439	17,340	17,305
Income tax expense (benefit)	(510)	943	418	(1,678)
Depreciation and amortization	6,240	6,149	18,768	18,479
EBITDA	$9,884	$9,805	$37,000	$25,203

The following table sets forth, by segment and dredging type of work, the Company’s contract revenues for the three and nine months ended and backlog as of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues (in thousands)
Dredging:
Capital - U.S.	$28,521	$56,100	$89,626	$115,878
Capital - foreign	22,598	16,033	56,778	32,264
Beach	3,731	26,081	78,935	70,931
Maintenance	14,599	8,139	42,831	56,626
Demolition	12,249	13,392	36,015	37,340
	$81,698	$119,745	$304,185	$313,039

	September 30,
	2006	2005
Backlog (in thousands)
Dredging:
Capital - U.S.	$98,011	$132,470
Capital - foreign	161,948	104,258
Beach	42,654	21,588
Maintenance	47,719	7,746
Demolition	20,134	19,004
	$370,466	$285,066

Consolidated revenues for the third quarter of 2006 were $81.7 million compared to third quarter 2005 revenues of $119.7 million, a decrease of $38.0 million or 31.8%.  Revenues for the nine months ended September 30, 2006 were $304.2 million, down $8.9 million or 2.8% from the same period in 2005.  Revenues for the third quarter of 2006 decreased in comparison to revenues for the third quarter of 2005 due to the timing of mobilizations to the Company’s new project in Bahrain and several domestic projects, dry dockings on certain vessels and the inability to work on certain beach projects due to typical environmental window restrictions during this time of the year. The year-to-date revenues were consistent between years although the composition of dredging work and timing of contracts varied between periods. The Company’s gross profit margin for the quarter ended September 30, 2006 decreased to 11.6%, compared to 13.8% for the same quarter in 2005, as a result of the decrease in utilization relative to fixed costs between quarters.  However, the gross profit margin for the nine months ended September 30, 2006 was 12.7%, an improvement over the gross profit margin for the nine months ended September 30, 2005 of 11.2%, due to an improvement in dredging contract margins.

Capital projects include large port deepenings and other infrastructure projects.  Domestic capital dredging revenue decreased $27.6 million and $26.3 million in the third quarter and first nine months of 2006, respectively, compared to the same periods of 2005.  The Company’s domestic capital revenues of $28.5 million in the third quarter of 2006 were substantially generated by continuing work on port deepening projects in the Arthur Kill Channel, New York; and work on two LNG terminals in Texas, one in Freeport that concluded in the third quarter and the other in Golden Pass that began operations.  Foreign capital revenues in the third quarter and first nine months of 2006 increased $6.6 million and $24.5 million, respectively, compared to the same periods of 2005.  The 2006 third quarter’s foreign revenues were substantially generated by continuing work on the Durrat land development project in Bahrain, which will continue through the end of 2006.

Beach nourishment projects include rebuilding of shoreline areas that have been damaged by storm activity or ongoing erosion.  Third quarter 2006 revenues from beach nourishment projects totaled $3.7 million, a $22.4 million decrease from the same period of 2005, but the Company’s year-to-date beach revenues totaled $78.9 million, an $8 million increase over the 2005 year-to-date revenues.  Beach work continues to represent a large portion of revenues in 2006, as it had in 2005 due to the extensive damage wrought by hurricanes in 2004 and 2005.

Maintenance projects include routine dredging of ports, rivers and channels to remove the regular build up of sediment.  Maintenance revenues totaled $14.6 million and $42.8 million for the third quarter and first nine months of 2006, respectively, compared to $8.1 million and $56.6 million for the same 2005 periods.  The majority of the quarter’s maintenance revenues related to dredging in two ports in the Gulf of Mexico.  2005 revenue was favorably impacted by a large rental project in the Mississippi River Gulf Outlet.

The Company’s general and administrative expenses totaled $6.3 million for the third quarter of 2006, which is a decrease of $1.2 million from the same quarter of 2005, primarily due to decreased healthcare costs and adjustments to incentive pay accruals.  Year-to-date expenses totaled $20.7 million compared to $21.2 million for the first nine months of 2005.  Quarter and year-to-date 2006 legal expenses related to the federal subpoena matter were $0.2 million and $0.6 million, respectively, as compared to $0.5 million and $2.3 million for and the same 2005 periods.  This decrease is a result of the minimal activity related to this matter throughout 2006.   This matter is discussed further in Note 13 to the Financial Statements.

In the third quarter of each year the Company performs its annual test for impairment of goodwill.  In 2005, Great Lakes renegotiated its compensation arrangements with the president of its demolition segment.  As a result of the increased incentive compensation to be paid in the future, Great Lakes revised future performance expectations for this segment, and wrote down the value of goodwill and certain intangible assets related to the segment by $5.7 million, which impacted EBITDA for the 2005 quarter. There is no impairment in 2006.

Net interest expense for the third quarter and first nine months of 2006 was $5.2 million and $17.3 million, respectively, compared to $6.4 million and $17.3 million for the same periods in

2005. The quarter over quarter interest decrease is primarily due to a $1.4 million change in the mark-to-market valuation of the Company’s fixed to floating interest rate swap.  Increased interest rates in 2006 were offset by reduced average debt outstanding compared to 2005.

The income tax benefit for the third quarter of 2006 was $0.5 million compared to expense of $0.9 million in the same period in 2005.   Income tax expense for the nine months ended September 30, 2006 was $0.4 million compared to a benefit of $1.7 million for the same period in 2005, due to the improved operating income.

The Company generated a net loss of $1.0 million and net income $0.5 million for the quarter and nine months ended September 30, 2006, compared to a net loss of $3.7 million and $8.9 million for the same 2005 periods.  The improvement in 2006 is a result of increased revenues and margins as discussed, partially offset by self insurance reserves, as well as the impact of the goodwill impairment in 2005 noted above.

EBITDA (as defined on page 20) was $9.9 million and $9.8 million for the third quarter 2006 and 2005, respectively.  2005 was impacted by the write-down of goodwill and certain intangibles, therefore, comparatively the 2006 third quarter EBITDA was reduced from the 2005 third quarter EBITDA.  This reduction in EBITDA is due to the reduction in revenue and utilization noted above. EBITDA for the nine months ended September 30, 2006 was $37.0 million, compared to $25.2 million in 2005.  The year-to-date increase was due to both the negative impact on the 2005 period of the write down of the value of goodwill for the demolition segment as discussed above, as well as improvements in operations in 2006.

Results by segment

Dredging

Dredging revenues for the quarter and nine months ended September 30, 2006 were $69.5 million and $268.2 million, respectively, compared to $106.3 million and $275.7 million for the same periods of 2005.  While the 2006 third quarter revenues were down from the 2005 quarter, year-to-date revenues were similar between periods as discussed above.    Operating income generated by the dredging operations for the quarter ended September 30, 2006 was $2.1 million and compares to $8.9 million for the same period of 2005.  Operating income for the nine months ended September 30, 2006 was $13.8 million compared to $8.6 million for the same period in 2005.  The improvement in the 2006 was due to higher margins on the projects performed during the period.

Demolition

NASDI’s demolition revenue for the quarter and nine months ended September 30, 2006 totaled $12.2 million and $36.0 million, respectively, and compares to $13.4 million and $37.3 million, respectively, for the same periods of 2005.  Both periods result from a solid market, whereby NASDI has experienced less competition on the projects bid than was the experienced prior to 2005.  The demolition segment generated operating income for the quarter ended September 30, 2006 of $0.9 million, compared to an operating loss of $6.2 million for the same period of 2005.  Operating income was $3.3 million for the nine months ended September 30, 2006 compared to an operating loss of $3.3 million for the same period in 2005.  Quarter and year-to-date operating results in 2005 were impacted by the $5.7 million non-cash write-down of goodwill and intangibles related to the annual assessment of goodwill noted above.  Operating margins were consistent between periods.

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

The third quarter 2006 domestic dredging bid market, representing work awarded during the period, totaled $306.2 million and was a larger market then the first two quarters combined.   Great Lakes obtained a 45.3% share of this third quarter bid market.  During the 2006 third quarter, $151.6 million of capital work was awarded, including a new LNG project that Great Lakes won for over $60 million and an upland disposal deepening project in New York for over $60 million, won by a competitor. Upland disposal projects in the New York area require extensive and costly pre-treatment. Therefore, these contracts frequently include significant non-dredging activities, which inflate the dredge market statistics for these types of contracts. The beach nourishment bid market for the quarter totaled $39.1 million. Great Lakes was low bidder on only one contract for $1.7 million. The remainder of the quarter’s market of $115.5 million was maintenance work of which Great Lakes won $74 million or 65% for the quarter.

In 2005, the emergency beach work resulting from hurricane damage added significantly to the market and filled in the gap from the lack of capital work in the 2005 year.  The 2006 beach market, while substantial, has decreased from the record year in 2005. Fortunately, LNG terminal construction projects, as well as additional maintenance work offset this decrease.

Although the domestic dredging bid market has generated $563 million of contracts to date in 2006, work put out for bid by the Corps of Engineers continues to be negatively impacted by lower levels of funding, central control in Washington governing the release of funds and new restrictions concerning obligation of funds for contracts that roll into future years. The Corp’s new strategy for this year has been to structure contracts with a very modest base scope of work with a large number of add on options that can be awarded depending on the available funding level. Most of the bids let during August, September and October were designed with the intent of being ready to award the base contracts immediately and then award the options based upon 2007 appropriations.  A current project impacted by this is the $115 million capital deepening project in Oakland from the second quarter which was won by a joint venture of two competitors but not awarded at that time. It has since been awarded during the fourth quarter for only a $45 million scope of work. Additional options are expected to be awarded in 2007 and these options will be included in the bid statistics when awarded.

Dredging backlog at September 30, 2006 was $350.3 million.  This compares to $286.8 million at June 30, 2006 and $266.0 million at September 30, 2005.  Consistent with prior periods, the majority of the Company’s September 30, 2006 dredging backlog, $260 million, is comprised of domestic and foreign capital dredging work, including continuing domestic deepening projects in New York, NY and Brunswick, GA and the two overseas land reclamation projects in Bahrain. The increase in total backlog at September 30, 2006 compared to last quarter is primarily due to the addition of the new land reclamation project in Bahrain mentioned above. Domestic capital work rebounded in the third quarter with the addition of the new LNG terminal project in Texas.  And as noted earlier, the Company’s third quarter recorded backlog does not reflect approximately $14 million for two additional maintenance projects pending award as well as other options pending on projects currently in backlog. The Company’s September 30, 2006 beach backlog totaling $42.7 million continues to represent a solid level and is consistent with 2005 periods.  The Company’s maintenance backlog totaled $47.7 million at September 30, 2006, which is a significant increase over last quarter and includes maintenance projects in New Jersey, Maryland, San Juan and the Gulf Coast.  In addition, the Company’s September 30, 2006 recorded backlog does not reflect approximately $230 million of low bids pending award and other options pending on projects currently in backlog, including approximately $156 million for the second phase of the Diyaar contract in Bahrain.  Demolition services backlog was $20.1 million at September 30, 2006 compared to $9.9 million at June 30, 2006 and $19.0 million at September 30, 2005.

Market Outlook

The current Water Resources Development Act (“WRDA”) legislation did not pass before Congress recessed at the end of September.  There is some optimism that the bill will pass when Congress returns in November; however, as a result of the recent elections, the significant changes in Congress could impact the passage of the bill.  In addition, the provision for higher federal cost sharing on deepening projects below 50 feet has been removed. The important positives for the industry still included in the current WRDA are authorization of various additional harbor deepening projects and the authorization for 12 priority projects under the Louisiana Coastal Restoration Plan.  However, given the current climate, this legislation could languish until next fall.  Since funding for currently authorized deep port work has been substantially reduced in 2005 and year-to-date in 2006, a new authorization bill would not appear to have much impact in the near term.

Additionally, there continues to be significant funding difficulties with the industry’s largest customer, the Army Corps of Engineers.  In September 2006, Congress failed to pass the budget and this has resulted in the operation of the government under a continuing resolution.  As was noted last quarter, appropriated money was going unspent due to the issue of “continuing contracts”.  Since the Corps did not have enough funding for their particular projects in the last fiscal year, they carried over the money to be combined with this year’s appropriations, however, under the current continuing resolution, none of this money can be spent until a budget is passed.  As noted above, many districts are bidding projects that include a base amount of work, which can be more easily funded plus options that can be awarded as additional funds are released.  The problem for the industry is scheduling equipment and forecasting, since the contractor has to obligate and reserve equipment for a scope of work that may never be awarded.

The Company continues to track planned future port development including another phase of the Port Jersey, NJ 50’ deepening project and another phase of the NY Harbor 50’ deepening project; a port expansion project in Jacksonville Harbor, FL, two deepening projects in Portland, OR, and several port expansion projects in the Tampa area which in the aggregate could generate over $250 million of bidding opportunities to the market in 2007.

The market this year has seen a reduction in the amount of beach projects put out for bid since federal funding is minimal. Year-to-date beach bids total $111.8 million.  This follows the 2005 record market of $297 million. Fortunately more beach communities have taken over the responsibility for developing funding sources to meet their beach nourishment needs and putting out their own projects for bid.  Great Lakes has performed over $66 million of beach work in 2006 for non-federally funded customers.  Based on discussion with numerous local communities and the Corps, the Company has identified beach projects from both federally funded and non-federally funded customers valued at approximately $100 million that look possible for bidding through the next twelve months.

Dredging work related to the development of LNG terminals continues to develop.  Work was completed on the LNG terminal project in Freeport, TX and work was started this quarter on another LNG terminal in Golden Pass Texas.  The Company is still involved in several significant project solicitations with private customers for additional LNG terminal work.

During the last six months a competitor’s new dredge has entered the market adding additional capacity to a market sector that is presently weak. At the beginning of the year the Company anticipated that this additional capacity could depress pricing. Consequently, the Company decided to seek work outside of the U.S. to occupy some equipment to maintain the supply and demand level of hopper equipment in the U.S. at a more stable level. As a result of these efforts the Company was able to secure a contract this summer for the Diyarr project in Bahrain which will provide work for two Manhattan class hopper dredges and the Northerly Island hopper dredge for up to five years.

The Company’s operations in the Middle East continue to generate opportunities to utilize dredging equipment that might otherwise become idle.  The Diyaar project is scheduled to commence work in the fourth quarter and the Company just signed another contract in Bahrain worth approximately $30 million.  The projects now in backlog commit the Company’s equipment in the region into 2008 and beyond.

In summary, the third quarter of 2006 was down from previous quarters as anticipated due to significant mobilizations to foreign and domestic projects, dry dockings on certain equipment and the deferral of certain beach projects in backlog due to typical environmental window restrictions.  Margins at September 30, 2006 remained strong despite the third quarter challenges.  In addition the domestic bidding activity continued to strengthen in the third quarter and there is still work scheduled to be bid in the fourth quarter, including LNG work that should provide opportunities to add to backlog in the upcoming months.  Currently, there is adequate backlog and contracts pending award at September 30, 2006 to produce a robust fourth quarter including the start up of Diyaar, environmental window work and the new LNG terminal project.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings under its senior credit facility.  The Company’s principal uses of cash are to meet debt service requirements, finance its capital expenditures, provide working capital and meet other general corporate purposes.

The Company’s net cash flows from operating activities for the nine months ended September 30, 2006 totaled $21.2 million, compared to $8.6 million for the nine months ended September 30, 2005.  The fluctuation between periods results primarily from the normal increases or decreases in the level of working capital relative to the level of operational activity.  Additional working capital is needed to fund increases in operations and working capital is released when operational levels fall.  During the 2006 period the level of activity has decreased significantly from December of 2005, resulting in a release of cash from to working capital, contrary to the same period in 2005 when activity increased and cash was used.

As a result of the recent funding shortages for the Corps’ projects, many of the contracts being issued are smaller and therefore of shorter duration than in the past.  Also, more restrictive environmental controls on borrow area locations, where sand and fill are taken for beach nourishment and land reclamations requiring ever longer pumping distances. To improve mobilization times between projects the Company is increasing its investment in inventory of pipe by approximately $1.6 million in the third quarter and another $2.7 million by the end of the first quarter next year.

The Company’s net cash flows used in investing activities for the nine months ended September 30, 2006 totaled $19.5 million, compared to $4.9 million for the nine months ended September 30, 2005.  The use of cash relates primarily to equipment acquisitions and capital improvements to existing equipment.  Included in the 2006 year-to-date spending is $4.3 million for overhaul of the Hopper Dredge Long Island.  This dredge is being reconfigured as a material handling barge to assist with the new land reclamation project in Bahrain.  The total cost of this upgrade is expected to be approximately $9.5 million and is to be funded through the Company’s revolver.  Once completed, the improvements to the vessel will be financed through a sale/leaseback under a long term operating lease arrangement.  In addition, $3.9 million was spent to purchase the dredge Victoria Island and two scows that had been operated under a long term operating lease.  NASDI’s spending has also increased related to refurbishing a new office and garage facility on which $1 million was spent on leasehold improvements in 2006. The Company’s 2005 cash flows used in investing activities included proceeds of $4.4 million for a rock barge constructed by the Company and then sold and leased back under an operating lease in June of 2005.

The Company’s net cash flows used in financing activities for the nine months ended September 30, 2006 totaled $0.3 million, and includes pay down of $3 million of bank term debt offset by an increase in net borrowings under the revolver necessary to fund working capital needs in 2006.  This compares to $2.3 million of cash used for the nine months ended September 30, 2005.  The Company had $33.7 million of borrowing availability at September 30, 2006.

The Company’s Credit Agreement contains various restrictive covenants.  It prohibits the Company from prepaying other indebtedness, including the senior subordinated notes, and it requires the Company to satisfy financial condition tests and to maintain specified financial ratios, such as a maximum total leverage ratio, maximum senior leverage ratio, minimum interest coverage ratio and limits on capital expenditures.  It also prohibits the Company from declaring or paying any dividends and from making any payments with respect to the senior subordinated notes if it fails to perform its obligations under, or fails to meet the conditions of, the Credit Agreement or if payment creates a default under the Credit Agreement.  The Company’s bonding agreement and Equipment Term Loan contain similar restrictive covenants and financial conditions tests.

During the 2006 third quarter the Company anticipated that due to a downturn in earnings, because of reduced contract activity, and an increase in borrowing for spending on plant and mobilizations for Diyaar it was possible that the Company would not meet its required total debt to EBITDA ratio required by the senior credit agreements at quarter end.  Therefore, on August 28, 2006, Great Lakes entered into an amendment of its Credit Agreement with its senior secured lenders to increase the Company’s total leverage ratio to 5.6 to 1.0 for the four consecutive fiscal quarters ending September 30, 2006. Also in September of 2006, Great Lakes entered into an amendment to its equipment loan to increase the maximum total leverage ratio to 5.6 to 1.0 for the four consecutive fiscal quarters ending September 30, 2006 and obtained a waiver under its bonding agreement of compliance with the net worth requirement for the fiscal quarter ending September 30, 2006.  Although amendments and waivers were obtained for the aforementioned covenants, at September 30, 2006, Great Lakes was in compliance with all the original financial covenants in its senior credit agreements and surety agreement.

On September 29, 2006, Great Lakes secured a $20 million International Letter of Credit Facility with Wells Fargo HSBC Trade Bank.  This facility will be used for performance and advance payment guarantees on foreign contracts, including the Diyaar contract.  The obligations under the agreement are guaranteed by the Company’s foreign accounts receivable.  In addition, the Export-Import Bank of the United States (“Ex-Im”) has issued a guarantee under Ex-Im Bank’s Working Capital Guarantee Program which covers 90% of the obligations owing under the facility.  The Company issued its first letter of credit under this facility on October 30, 2006 for a portion of the performance guarantee on the Diyaar project.

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

The Company has continued to experience some timing issues on certain Corps receivables, but Company management believes its anticipated cash flows from operations and current available credit under its revolving credit facility will be sufficient to fund the Company’s operations and its revised capital expenditures, and meet its current annual debt service requirements of approximately $22 million for the next twelve months.

Beyond the next twelve months, the Company’s ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, and to comply with all of the financial covenants under its senior credit agreements and bonding agreement, depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of September 30, 2006 has not significantly changed since December 31, 2005.  The market risk profile of the Company on December 31, 2005 is disclosed in the Company’s 2005 Annual Report on Form 10-K.

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

PART II — Other Information
Item 1.  Legal Proceedings

On April 24, 2006, a class action complaint was filed in the U.S.District Court for the Eastern District of Louisiana, on behalf of Louisiana citizens who allegedly suffered property damage from the floodwaters that flooded New Orleans and surrounding areas when Hurricane Katrina hit the area on August 29, 2005 (the "Katrina Claims").  Reed v. United States, et al., No. 06-2152 (E.D. La.).  The Reed suit names as defendants the U.S. government, Great Lakes Dredge & Dock Company and numerous other dredging companies which completed dredging projects on behalf of the Army Corps of Engineers in the Mississippi River Gulf Outlet ("MRGO") between 1993 and 2005.  The Reed complaint alleges that the dredging of MRGO caused the destruction of Louisiana wetlands, which had provided a natural barrier against some storms and hurricanes.  The complaint alleges that this loss of natural barriers contributed to the failure of levees as Katrina floodwaters damaged plaintiffs' property.  The Reed complaint asserts claims of negligence, warranty, concealment and violations of the Water Pollution Control Act.  Other plaintiffs have filed similar class action complaints.  Anderson  v. U.S. et al., No. 06-5162 (E.D. La.) (filed Aug. 28, 2006); Russell v. U.S. et al., No. 06-5155 (E.D. La.) (filed on Aug. 28, 2006).  In addition, plaintiffs have filed one mass tort case. Ackerson et al.  v. Bean Dredging, LLC, No. 06-4066 (E.D. La. Aug. 1, 2006).  All these cases raise the same claims as Reed.  One dredging company has filed a cross-claim seeking contribution and indemnification.  Manson Constr. Co. et al. v. Bean Dredging, LLC, No. 06-2824 (E.D. La.) (filed on July 14, 2006). The amount of claimed damages in these claims is not stated, but is presumed to be significant.  On October 19, 2006, Great Lakes filed for exoneration or limitation of liability under the Limitation of Liability Act in federal district court.  In re Great Lakes Dredge & Dock Company, No. 06 C 8676 (U.S. Dist. Ct., E.D. Louisiana).  This limitation action stays all outstanding Katrina lawsuits against Great Lakes, including the lawsuits mentioned above, pending resolution of Great Lakes' exoneration and limitation claims.  Great Lakes believes that it has meritorious claims to either exoneration from all liability or limitation of liability at not more than $55 million, which is was the value of the vessels which conducted the MRGO dredging work.  These defenses include arguments for both statutory and constitutional immunity from liability for the Katrina Claims.  In addition, Great Lakes maintains $150 million in insurance coverage for the Katrina Claims.  Great Lakes believes that the Katrina claims will not have a material adverse impact on its financial condition or results of operations and cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 5. Other Information

North American Site Developers, Inc. (“NASDI”), a subsidiary of the Company, provided a loan to Mr. Christopher Berardi, president of NASDI, for final expenses paid for improvements to premises that are expected to be leased by NASDI commencing in the fourth quarter of 2006. The loan will be approximately $1,400,000 (not to exceed $1,500,000). The loan has a five year maturity, bears interest at the applicable federal rate payable quarterly and is collateralized by the premises.

Item 6.  Exhibits
10.1	Terms and Conditions of Loan Transaction with Christopher Berardi
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes Dredge & Dock Corporation

Date: November 14, 2006	By:	/s/ Deborah A. Wensel
Deborah A. Wensel
Senior Vice President
and Chief Financial Officer

(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Number	Document Description
10.1	Terms and Conditions of Loan Transaction with Christopher Berardi
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.